Form 10KSB
period 1995-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 1995-07-31
CIK 44689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 1995.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number  0-1684

          Gyrodyne Company of America, Inc.
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

           New York                               11-1688021
- -------------------------------                ------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


      17 Flowerfield, Suite 15
            St. James, N.Y.                        11780-1550
- ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (516) 584-5400 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

COMMON $1 P.V.
- ----------------
(Title of Class)

Indicate by check mark whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes_X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $1,667,067

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of July 14, 1995 was approximately $ 8,082,922.

The number of shares outstanding of each of the issuer's classes
of common equity, as of July 14, 1995 was:   988,908  Common $1 P.V.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy statement to be filed pursuant to regulation 14A is incorporated herein by reference

INDEX TO FORM 10KSB
FISCAL YEAR 1995

ITEM #

PART I

1  -Business

2  -Properties

3  -Legal Proceedings

4  -Submission of Matters to a Vote of Security Holders


PART II

5  -Market for Registrants Common Stock and Related Stockholders Matters

6  -Management's Discussion and Analysis of Financial Position and Results of
    Operations

7  -Financial Statements and Supplementary Data

     Independent Auditors' Reports

     Consolidated Balance Sheets

     Consolidated Statements of Income

     Consolidated Statement of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

8  -Disagreements on Accounting and Financial Data


PART III

9  -Directors of Registrant

10  -Compensation of Executive Officers and Directors

11  -Security Ownership of Certain Beneficial Owners and Management

12  -Certain Relationships and Transactions

13  -Exhibits, Financial Statement Schedules, and Reports on Form 8K

      Signatures



PART I

Item 1.  Business

(a) General Development of Business.

Incorporated in New York in August 1946, Gyrodyne for the next 25 years was primarily engaged in design, testing, development and production of coaxial helicopters. Substantially all work was conducted for the U.S. Navy, with a small procurement by the Japanese Maritime Self-Defense Force. During that period, Gyrodyne manufactured and sold approximately 800 coaxial helicopters from its first small one-man helicopter, dubbed Rotorcycle, through its remotely piloted models QH-50A through QH-50D, with total sales amounting to approximately $200,000,000.00.

There are four principal helicopter designs which have been developed and produced in the United States: the most common is the tail rotor design, more popularly known as the single rotor design, which has one main rotor and a small tail rotor; the tandem rotor design, which has two rotors, one in the front and one in the rear of the aircraft; the syncropter design which has two intermeshing rotors, one located on each side of the aircraft; and the coaxial design which has two rotors mounted one above the other on a single axis and rotating in opposite directions.

The unique aspect of the Corporation's technology was the utilization of an adjustable vertical plate, called a tip brake, at the tip end of each blade. The tip brake solved numerous directional control problems associated with the coaxial design which had discouraged other manufacturers from pursing this technology. The primary patent expired in 1975. A new patent was issued to the Company in 1993 for a retractable tip brake which could be incorporated in an advanced blade design.

Internationally there are other coaxial configurations being produced or which have demonstrated viability during flight tests. The most notable is the Russian company, Kamov, which has numerous models including their noted skycrane. All their current offerings are substantially larger than the Company's QH-50 series vehicle. On the other end of the spectrum is Canadair, a Canadian firm, which has developed a miniature version coaxial which is smaller than the Company's QH-50 or Rotorcycle platforms. Neither the Russians nor the Canadians utilize the Company's tip brake technology. In Management's opinion, given the differing approaches utilized by various coaxial manufactures, the Company's patent will not have a significant impact on future results.

Following the sharp reduction of its helicopter manufacturing business by 1972, and the total elimination of it by 1975
(except for providing spare parts to the Japanese), the Company began subdividing and renting out its idle manufacturing facilities in order to derive income.

As a result of efforts during the 1980's, the Company negotiated two multi-phased licensing agreements which cover both evaluation and manufacturing stages of its QH-50 helicopters and derivatives. Dornier, GmbH, a subsidiary of Daimler-Benz AG, Friedrichshafen, Germany, was awarded a license (1986) for the European NATO countries while Israel Aircraft Industries Ltd./Technologies Division (IAI), Ben-Gurion International Airport, Israel received a license (1987) for Israel.

The Dornier agreement was signed on December 2, 1986, and the IAI agreement was signed on May 6, 1987. The agreements provide for Gyrodyne to furnish Dornier and IAI with technical assistance and technical data in order for them to evaluate the suitability of the Gyrodyne helicopter for their various applications. It is anticipated that, if the evaluations provide favorable results, final licensing agreements will be signed whereby Gyrodyne will provide additional technical and manufacturing data to enable said companies to produce the remotely piloted Gyrodyne helicopter as modified for specific applications.

It was initially anticipated that the evaluation phase of each contract would last approximately two and one half to three years. Numerous extended delays have been encountered by each licensee with respect to the promulgation of air vehicle requirements by each licensee's respective government, securing incremental development funding, and attracting third party customers. Each licensee has opted to market the basic QH-50 configured platform with modern customized electronics and updated software. Each version of the QH-50 is capable of handling varied mission requirements and/or integrating various payloads such as sensors, radars, armaments, and communications gear.

For the evaluation phase, the Company received fees of $500,000. Should both the final agreements be signed, additional fees of about $3 million can be anticipated, plus an initial royalty of about $15,000 per vehicle produced. The licensing agreements would remain in effect in perpetuity. The primary sales territories for Dornier are the NATO European nations and for IAI, Israel. To cover uncommitted territories, there is the possibility that additional licensing agreements may be signed in the future or the current agreements broadened to encompass new areas. All licenses are subject to the approval of the U.S. Department of State.

Gyrodyne has continued to provide technical support during on-going deliberations, extended the evaluation phase of the agreement, and submitted various proposals to Dornier GmbH. The Company continues to await a final determination, tentatively due in CY95, by the German Ministry of Defense with respect to the funding milestones of its anticipated program.

The Company has submitted a proposal to supply technical and support services to IAI in response to an IAI quote request. As with Dornier, Gyrodyne has provided maximum prime contractor flexibility by extending the trigger dates of its license agreements in the event the licensee desires to manufacture the QH-50 platform or, as an alternate, to utilize Gyrodyne as a subcontractor. An additional proposal for the fabrication of QH-50 platforms was provided to IAI during FY94 but to date IAI's customer has not made a decision as to the purchase.

At the present time, there are two active U.S. military programs, one Army and one Navy, utilizing the QH-50 platforms. A Company sponsored engineering and production team visited Army and Navy bases to better assess the military's requirements regarding their continued use of the QH-50. As a result of these visits, several queries for technical and product support were received and have resulted in several small sales to the prime contractor responsible for maintenance of the QH-50's at the military installations. The company has also held discussions with a U.S. company about forming a joint venture to sell Helicopters to the U.S. Government.

Gyrodyne Petroleum, Inc. (GPI) was incorporated in Delaware in 1965 with the primary purpose of diversifying away from total dependency on aerospace. In 1966, Flowerfield Properties, Inc.
(FPI) was incorporated in New York to manage investments in marketable securities and to participate in a citrus grove limited partnership in Florida.

At present, the oil and gas assets of the Company's subsidiary Gyrodyne Petroleum, Inc. comprise a relatively small portion of the assets of Gyrodyne Company. The gas slant well investment which the Company made in the prior fiscal year developed water saturation problems which led the operators to cap this well. This led to a current fiscal year write off on Gyrodyne's books of $153,964.

Continuing losses from gas production prompted the company to sell its gas assets. GPI's declination with respect to participation in new drilling ceded not only current but future income from the affected properties in accordance with payout conventions. In addition, several tracts were being operated at a loss in order to maintain mineral rights. The Company has reached agreements for net sale of these assets in excess of two hundred thousand dollars. These funds will be used to increase Working Capital.

The Company's FPI subsidiary is no longer actively managing a securities portfolio but continues to maintain a substantial investment in the Callery-Judge Grove in Florida through a limited partnership interest. As a limited partner, Gyrodyne has no voice in the management of the Grove, but rather as an investor, monitors the Grove's progress. In 1995 the Company signed an amendment to the Partnership agreement which extends the life of the Partnership from 1999 to 2019, in addition, it provides greater flexibility to the General Partner in such areas as financing, cash distribution and bonuses.

As noted in previous reports, the Grove decided to build its own packing plant, which is scheduled for completion in August of 1995. The plant completion coincides with the completion of its major replanting program which was begun in CY 1987. This replanting program will help to ensure increasing citrus production well into the next century as new resets commence bearing commercially harvestable fruit (four to five years after planting). The combination of denser tree plantings along with improved irrigation will greatly increase fruit yields per acre. The Grove Manager has reported that, on a trees per acre basis for grapefruit only, in 1972 average tree density was 116.16 trees per acre and, in 1991, 151.25 or a 30% increase. Current resets of 13 blocks yielded a new tree count of 176,985 citrus trees replacing 117,607 old sets for an approximate 51% increase. It is anticipated by the Grove Manager that field box packout of harvested fruit will closely follow increased tree planting density figures.

The Grove has repositioned its product mix away from the commodity juice market and into premium table fruit. Additionally, it has phased in a successful direct marketing program aimed at charities and institutional clients; has increased harvestable fruit through the use of technologically advanced agricultural techniques, and has further developed the Callery-Judge brand label, thereby reducing dependence on other direct marketers.

Augmenting its own allocation to the not-for-profit Ocean Spray cooperative, the Grove purchased a substantial allotment from another grower. The advantage of this purchase is that the price paid for fruit solids by Ocean Spray is much higher than the open market price.

Results for the Grove in CY 1994 were disappointing due to weather conditions which effected the crop adversely. Hurricane Gordon and a tropical depression completely curtailed harvesting for four weeks at the height of the picking season. The excessive amount of rain during the growing season, 101 plus inches vs. a normal 53 inches rain fall, led to poor quality fruit which reduced the overall packout. The Grove had estimated 500,000 boxes but came in with 295,000 boxes, a 40% reduction.

The Company owns a 326 acre site on the north shore of Long Island. Located adjacent to the State University of New York
(SUNY) at Stony Brook, the site is the single largest undeveloped privately owned industrially zoned parcel in the township of Smithtown. Prevailing economic and political considerations will determine in part the pace at which development will proceed. Within the past year, the Company has become more aggressive in developing a strategy to expand its income base in real estate operations. As an example, the Company, during the current fiscal year, completed the purchase of 5 additional acres contiguous to its 321 acre parcel. This addition will be developed in the future as an additional road outlet from the Company's property.

At the beginning of the year the Company had available for rent a contiguous suite in excess of 20,000 sq ft which is atypical of the size of most rental units which run 500 to 3,000 sq ft. The Company has since signed a multi year lease with a children's day care center which will reduce this available space by 11,630 sqft. The renovation of this suite should be complete for occupancy by September 1995. For the remaining space various renovation and subdivision scenarios are being considered.

The overall development of the 326 acre parcel is still the primary focus of the Company. The Phase I environmental audit was completed during the prior fiscal year with a preliminary Phase II initiated. In an on-going effort to continue progress on the road-bridge link with the State University of New York at Stony Brook, New York State has granted Gyrodyne a $25,000.00 award for the road link feasibility study.



(b) Financial Information Relating to Business Segments

                                                Year Ended      Year Ended
                                                 April 30,       April 30,
                                                     1995             1994
                                              ------------     -----------
Rental Income                                 $  1,667,067    $  1,495,952
Helicopter Income                                        0         114,595

Less:  Rental costs and expenses                 1,167,325        1,172,028
       Helicopter cost of sales                          0          106,148
       Net Aerospace expense                        61,262          153,017
                                               -----------      -----------
Operating Income                              $    438,480     $    179,354
                                               ===========      ===========
Other Income/(Loss):
      Citrus Grove Income                     $   (322,643)    $   (108,088)
      Oil and Gas Income (Notes 1, 2, & 3)        (172,477)         (19,524)
      Other Income (Net) (Notes 4 & 5)                (425)         117,345
                                                ----------       ----------
Total Other Income                            $   (495,545)    $    (10,267)
                                                ===========      ===========

Identifiable Assets at Net Carrying Value
Real Estate Fixed Assets (Note 6)              $  1,552,544     $  1,156,468
                                                ===========      ===========

Note 1 - All inter-company transactions have been eliminated.
Note 2 - All company activity was within the United States of America.
Note 3 - See note number 3 of "NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS"
Note 4 - See Other Income discussion in Item 6 "Other Income"
Note 5 - See the Other Income section of "CONSOLIDATED STATEMENTS OF INCOME"
Note 6 - See note number 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS"

(c) Business Segments

The Business Segments in the financial statements reflect the Unconsolidated real estate, aerospace and investment activities of Gyrodyne Company of America, Inc. The oil and gas activity of Gyrodyne Petroleum, Inc. and Flowerfield Properties, Inc.'s Citrus Grove income are both carried as investment income on the consolidated statements of income under the heading "Other Income."

(1) Real Estate

The Company owns approximately 326 acres of land at St. James, New York, which is primarily zoned for light industry. The property is located on the North Shore of Long Island approximately 50 miles east of New York City. The property, surrounded by residential areas, is located adjacent to the campus of the State University of New York at Stony Brook which is a major research center, and is seven miles north of the Long Island Expressway. The property is not located near the transportation hub.

There are approximately 210,000 square feet of buildings suitable for renovation as office, engineering, manufacturing and warehouse space. There are approximately five miles of improved roads and approximately ten acres of paved parking areas. Rental unit sizes range from 300 square feet to 20,000 square feet, with the 1,000 square foot units being most numerous. Where practical, separate utilities have been provided for each suite. Given the location and size of rental units, the industrial park attracts small start-up companies that are not dependent on extensive material or product handling.

The average age of all the buildings is nearly thirty-five years, and the facilities are undergoing continuous maintenance repair cycles for roofs, paved areas, and building exteriors. Almost all available space has been subdivided and is available for rent, except for approximately 20,000 square feet which has been reserved for Company use. Of the 185,000 gross square footage available for rent, approximately 15,000 square feet comprise common areas such as hallways, foyers and rest rooms.

The Company currently maintains a $10 million dollar liability umbrella policy and has selectively insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. Of the five large non-contiguous industrial buildings: two, are constructed of pre-fabricated metal panels; two, of cement blocks with metal deck roofing; and one, clay brick and stucco with a gabled wood roof. One of the block buildings has an in-place sprinkler system which is currently functional but not recognized for insurance purposes. Occupancies in all but the metal buildings are considered low hazard, and in view thereof, it is Management's opinion that the premises are adequately insured.


(2) Oil and Gas

Gyrodyne Petroleum, Inc. was established primarily to invest in oil and gas interests as a limited partner investor. Beginning in 1965, the initial major partners were Apache Oil and Austral Oil Company. During 1976 all Apache Oil joint venture working interests were disposed of. In April 1978 Austral Oil Company, Inc. sold its assets to the Superior Oil Company. As of September 28, 1984, Superior Oil Company was merged into Mobil Oil Corporation. Mobil thereby became the managing partner. As of January 31, 1988, Mobil Oil Corporation, then our general partner, divested itself of its interest in Rulison Field, Colorado. Four non-affiliated firms acquired individual leases and became the operators for our now segmented Rulison Field interest. In 1991 Parker and Parsley purchased Mobil's entire interest in Ackerly Field, Texas, and in 1992, Meridian Oil Inc. acquired Mobil's entire interest in the Basin Dakota Field, New Mexico and became operator of GPI's working interest. The fields in which GPI had a net working interest are indicated below:


Name  of  Field           Location County/State            % Avg. Net
                          Gross Acreage                    Revenue Interest

Ackerly                   Dawson, Texas                     4.5%
                          6,540 Acres

Rulison                   Garfield and Mesa, Colorado      19.0%
                          14,360 Acres

Basin Dakota              San Juan Co, New Mexico           2.5%
                          2,880 Acres


[FN]
In July 1995, the Company sold its interests in the Rulison and Basin Dakota assets. For a further discussion refer to PART I,
Item 1. Business, (a) General Development of Business
</FN.

(3) Citrus Grove

The Company, through its wholly owned subsidiary, Flowerfield Properties Inc., holds a 17 1/2% interest in the 3,664 acre Callery-Judge Citrus Grove (a limited partnership) located 16 miles west of Palm Beach, Florida. This limited partnership was formed in 1964 and since inception has maintained its books and records on a calendar year basis. Starting January 1, 1995 the Grove is switching to a fiscal year ending September 30. The first fiscal year will be a short year ending September 30, 1995.

On an historic basis, the Grove continues to remain an attractive investment. From its inception in 1965, the net worth of the Grove Partnership, based on its appraised value, has increased approximately $37.6 million while cash distributions to the partners have amounted to $31 million. The $68.6 million "value added" is on a base investment of $5.5 million. At the formation of the Partnership, the Company's interest was 20%, however, as provided in the Agreement, upon payout of each limited partner's initial equity participation, the General Partner was granted a 12.5% share of Grove earnings and equity thus effectively reducing the Company's share of the Partnership to 17.5%. During calendar year 1976, the Grove realized its first profit from operations and by 1981 the Limited Partners had recouped their original cash investment. To date Gyrodyne's subsidiary Flowerfield Properties Inc. has received, in cash, five times its $1.1 million original investment.

The cumulative difference between Grove income and its distribution of cash to Partners has been retained by the Grove for working capital and expansion purposes. Income taxes are paid by the Partners on total income in the year earned.

Company cash receipts from Grove profits during the last five calendar years are as follows:

                       Calendar                Cash
                       Year Ended              Distributions
                       December 31,            Received

                              1990             $637,000
                              1991             $294,000
                              1992                   $0
                              1993                   $0
                              1994                   $0


As indicated above, since 1991 the Company has not receive any cash distributions. Gyrodyne's apportioned loss for the Fiscal Year ended April 30, 1994 was $322,643 compared to a loss of $108,088 for the prior fiscal year. The current year's operating loss, was mainly due to unproductive replanted acreage, a poor grapefruit crop, and severe weather conditions.

The operating loss for CY 1994 resulted from a continued decline in fresh fruit prices for bulk sales through normal commercial domestic and export channels. Mitigating this decline somewhat is the Grove's increasing direct sales segment of its product mix. Clearly direct sales are a stable source of revenue and a high margin performer. Over the past several years, Grove management has increased this segment of their product mix.

The shift to a fiscal year based on the natural growing season should eliminate much of the estimation problem endemic to the straddle of two calendar years. The Grove Manager is forecasting continued losses for the short fiscal year 1995 with a turnaround expected in fiscal year 1996 starting October 1, 1995. The Groves' aggressive replanting of trees utilizing higher density plantings on an in-fill basis and for whole blocks coupled with improved irrigation methods will start to show results in the next growing season. It should be noted that, depending on variety, tree yields become commercially harvestable four to five years after planting, reach peak maturity at ten years of age, and have a productive life cycle of approximately twenty-five years. By eliminating commodity-type citrus varieties and tree stocks that are easily susceptible to disease, the Grove will not only move towards higher priced premium products but can anticipate greater fruit yields.

It was projected that the Grove would continue to have a net attrition in productive trees until the first crop of replanted trees comes of fruit bearing age. At that juncture, and annually thereafter, the Grove will show an increase in the percent of productive acreage. Since 1990 29.9% or 1,095.23 acres of the Grove has been reset to new varieties.

Even though recent results were depressed, the overall physical condition of the Grove is excellent. Additional productive capacity attributable to both replanting and higher tree densities per acre, a fully operational packing plant, an upscale shift in fruit mix, direct sales efforts, and the continuing franchise of the Indian River Basin designation portend a substantial turnaround in results.


10 YEAR HISTORY OF PRODUCTIVE CAPACITY
    CALENDAR YEAR         TOTAL ACRES OUT           PERCENT
                          OF PRODUCTION             PRODUCTIVE

             1985                   41.32                 98.9
             1986                   41.32                 98.9
             1987                   63.79                 98.3
             1988*               1,006.74                 72.4
             1989*               1,006.74                 72.4
             1990                  969.43                 73.5
             1991                  982.29                 73.1
             1992                1,058.72                 71.0
             1993                1,353.53                 62.0
             1994                1,028.82                 71.8

 *1988 and 1989 are averaged together

An independent appraisal as of December 31, 1994 made by Messrs.. Thomas H. Pinel, MAI, Realtor, Chairman and Thomas H. Pinel Jr. of Pinel & Carpenter, Inc. of Orlando, Florida, valued the Grove at $46,255,000. The Grove is appraised in the 1994 Appraisal as a single operating entity used for agricultural purposes. According to the Grove's appraiser, the value of any single undivided interest in the Grove would be materially less than the value of the interest's proportionate share of the (net) value of the entire Grove. The 1994 Appraisal does not value the land and improvements for real estate purposes or based on the liquidating values of other Grove assets. According to the Grove's appraiser, the total of such values would be less than the value of the Grove's assets as integral parts of a commercial citrus grove. This appraisal does not include the estimated sales value of fruit on the trees which is provided by the Grove Manager and incorporated in the total evaluation. Including the value of the fruit and deducting the Grove's total liabilities the December 31,1994 net asset value of the Grove is $43,887,000. At December 31, 1993 the net asset value was $41,447,000.

The Grove Manager calculates the value of the fruit on the trees by utilizing the industry standard formula of 66 2/3% of the estimated market value of current fruit on the trees. The 17 1/2% interest of Flowerfield Properties, Inc. in the net asset value of the Citrus Grove as a whole is worth approximately $7.7 million.

The higher 1994 net asset value, approximately 6% over 1993, is a reflection of the replanting program which concentrated on denser tree spacing and higher value fruit varieties. In addition the Groves' affiliation and ownership in Ocean Spray had a positive effect on the Grove's value. Conversely, the value of those groves strictly in grapefruit and without a national affiliation declined in value due to the decline in grapefruit market prices.

FLOWERFIELD PROPERTIES, INC.
Value of 17 1/2% Limited Partnership Interest in Callery-Judge Grove at December 31,

                     (In Thousands)
                     1994       1993

Net Asset Value  $  7,680   $  7,253

No value is attributed to organization and deferred debt expense.

As provided by the original partnership agreement executed in 1965, the Company was committed to an additional investment, on demand, of $110,000. In the revised partnership agreement effective January 1, 1995 this call provision was eliminated.


Item 2. Properties

(a) Real Estate Properties

Gyrodyne Company of America, Inc. (Consolidated) owns approximately 326 acres located on the North Shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 210,000 square feet of industrial building space and maintains its corporate office and manufacturing facilities on site. In 1994 approximately 5 acres of land adjacent to the Company's property were purchased.

The property is bisected by the town lines of Smithtown and Brookhaven Townships. The buildings and approximately 144 acres are located in the town of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the town of Stony Brook, Township of Brookhaven.

The approximately 326 acres of land are zoned for use as shown below:
Approximate Acreage


Township         Total      Light Industry     Residential
                                               and/or Buffer

Smithtown          144                  120               24
Brookhaven         182                  173                9
                  ----                 ----             ----
Total              326                  293               33
                  ====                 ====             ====

All of the acreage is contiguous.  However, the Port Jefferson
Branch of the Long Island Railroad runs through the property, with 78.5 acres lying to the north of the Railroad, and the balance to the south.

The approximately 326 acres of land are carried on the Company's books at cost in the amount of $670,129, while the 210,000 square feet of space are carried at a depreciated cost of $785,689. At the current time, the property and buildings that are used by the Real Estate segment of the business are entirely without financial encumbrances.

The property was originally purchased in 1951 for use as a manufacturing facility and to provide sufficient space for flight tests. Dating back to 1909, the original Flowerfield parcel encompassed approximately 1,000 acres coming to eminence in the 1920's as a noted flower bulb farm. One notable feature of the property was that it had a Long Island Railroad train station, designated as the Flowerfield Station, which had been built along the LIRR right of way. The station was torn down in the late nineteen-fifties, however the property's name continues in use today having been accepted by the post office in lieu of a street address. The Company's official address is:

Gyrodyne Company of America, Inc.
17 Flowerfield Suite 15
St. James, New York 11780-1551

In response to the loss of its helicopter business, in 1972 the Company began subdividing and leasing its industrial buildings in order to derive income. In FY95 eighty three tenants occupied 154,787 square feet and leased approximately fifteen acres of land and parking lots. A more detailed discussion on operating results and proposed improvements follows in Item 6.


Item 3. Legal Proceedings

The Corporation is named as a defendant in a number of legal proceedings arising in the normal course of business.
Management, after reviewing all actions and proceedings pending against or involving the Corporation considers that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material.

None of the Corporation's subsidiaries is party to, nor is any subsidiary-owned property subject to, any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of either Fiscal Year 1994 or 1995.


PART II

Item 5. Market for Registrant's Common Stock and Related
        Stockholder Matters.

(a) Price Range of Common Stock

The Company's Common Stock $1 P.V. (symbol: "GYRO") is traded
in the NASDAQ   Small-Cap Market.  Set forth below are the high
and low bid and asked prices as reported   by NASDAQ for the
periods indicated. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and do not necessarily reflect actual transactions.


Quarter Ended*     Bid Price      Bid Price     Asked Price   Asked Price
Fiscal 1994        Low            High          Low           High

July 31, 1993         $13.43         $13.71          $14.29       $14.86
October 31, 1993      $13.14         $13.71          $14.86       $15.14
January 31, 1994      $12.29         $12.57          $14.00       $14.29
April 30, 1994        $10.86         $11.14          $12.57       $12.57

Fiscal 1995

July 31, 1994          $9.14         $10.29          $10.00       $11.57
October 31, 1994       $9.43         $10.57          $10.00       $12.14
January 31, 1995      $10.57         $11.00          $11.43       $12.50
April 30, 1995        $11.00         $13.50          $12.50       $15.00


* Quotations prior to January 20, 1995 have been adjusted for the 7 for 4 stock split effective on that date.

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                                 Number of Record Holders
         Title of Class                          as of July 14, 1995
   -----------------------------                 ------------------------
   Common Stock, $1.00 Par Value                          2,500

(c) There were no dividends declared in the current fiscal year or the prior fiscal year..


Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation.

Total revenue for the fiscal year ended April 30, 1995 increased $57,000 to $1,667,000 from the previous year's $1,610,000.
Excluding the remainder of the Helicopter blade sales, which took place in May of 1993, the revenue increase would have been $171,000. The primary factor contributing to the revenue increase were additional tenants and higher rentals based on renewal of leases. The May 1, 1994 vacancy rate of 20% fell to 18% as of April 30, 1995.

Real Estate

Although cyclical, the Company's real estate operation has established trends over the past two decades. Over the past decade the compound rate of increase for revenue and expenses has almost doubled the compound rate increase for inflation Approximately 7% for revenue and expenses vs. 3.6% for inflation. Even though revenue has been increasing at double the inflation rate expenses have also kept pace with this percentage increase leaving margins flat. Large increases in uncontrollable expenses such as real estate taxes, professional fees and electricity have offset the benefit of higher revenues. The Company's tax certiorari proceeding with the town of Smithtown was successful yielding a refund of $19,000 which was received in FY 1995. Aging facilities have necessitated the engagement of additional maintenance staff and continuous reliance on outside contractors, which is reflected in salaries and outside services.

Operating margin for FY95 has increased to 30% up 8% from the 10 year low of 22% experienced in FY94. This margin is still 1% below the 10 year average of 31%. The higher Flowerfield occupancy rate and more favorable lease renewal rental rates combined with reduced expenses produced the 8% jump in gross margin.

Selected Real Estate Operations Statistics


Fiscal                             Operating   Occupancy     Nominal
Year     $ Revenue   $ Expenses    $ Margin    Rate in Pct.  $ Rate per sqft*

1992     1,528,901       987,227      541,674         87.4             9.94
1993     1,422,326     1,036,221      386,105         79.7             9.82
1994     1,495,952     1,172,028      323,924         80.0             9.77
1995     1,667,067     1,167,325      499,742         82.0            10.15

*exclusive of land rentals

Mirroring the caution precipitated by the recession, most small businesses still request short term leases. The average square footage of tenants whose leases expire within twelve months is less than 1,100 sqft. The Company's exposure to short term market rental rate conditions is reflected in the accompanying table.

Lease Summary

Balance of        # of       Total     Relative pct    Relative pct    Approximate
time remaining    Tenants    square    of total        of total        dollar value
on lease                               rented space    dollar value    of rentals

Up to 1 year           73    77,219           50.5%            41.9%     $ 699,000
From 1 to 2 yrs         6     7,770            5.1%             3.8%        63,000
from 2 to 5 yrs         4    67,798           44.4%            54.3%       905,000
                     ----    ------         -------          -------     ---------
Total                  83   152,787          100.0%           100.0%    $1,667,000
                     ====   ======          =======          =======     =========

In a competitive environment, short leases provide greater leverage for the tenant, however, the pickup in activity in FY
1995 reflects an increase in new tenants and an increase in renewals, thus reducing the turnover rate on short term leases.
This trend, should continue into FY 1996. Recently a long term lease, commencing September 1, 1995, has been signed with a Day
Care Center for 11,630 square feet, which will further increase the occupancy rate. Pressure on the operating margins in FY 1996 will continue due to the expenses associated with the refurbishment of vacant facilities.

In FY 1995 three tenants individually exceeded 10% of total rental income representing an aggregate 50% with one tenant exceeding 20%. Correspondingly, in FY 1994, three tenants each exceeded 10% of total rental income for a 45% aggregate total.
The leases of these major tenants all contain periodic cost of living escalators as well as various pass-throughs increases for such things as real estate taxes, security, and building insurance. For tenants with stand alone buildings, certain pass-throughs do not apply because the associated service costs are fully assumed by the tenants.

Management is forecasting a modest increase in rent revenues for FY96 however expenses are anticipated to rise more sharply led by salaries and outside services while real estate taxes and utility costs should remain relatively constant. Work will continue on mandated infrastructure improvements which include:


Mandated Infrastructure Improvements

Project(s)                 Agency or Mandate             Projected Completion

Industrial building      Suffolk County Department       On-going
public water backflow    of Health, Suffolk County,
prevention               New York

Inspection, maintenance  N.Y.S. Department of            On-going
and/or removal of        Enviromental Control (DEC)
in-ground oil tanks

Handicap access to       Americans With Disabilities     On-going
facilities               Act

Hazardous material       Environmental Protection        On-going
disposal                 Agency (EPA)


It is currently estimated that costs associated for compliance with government regulations will cumulatively approach $150,000 over the next few years. It must be noted that there may be additional compliance costs in the event that proposed approaches to various projects are modified or nullified by pending changes in regulations or adverse administrative interpretations.

Additionally, expenses related to the development of a master plan for Flowerfield will increase as efforts intensify with the completion of the Phase I Environmental Assessment. Management anticipates additional expenses for the current year for the development of a comprehensive Master Plan and Generic Environmental Impact Statement (GEIS) that will be suitable for presentation to the community and submittable to town and county planning authorities.

Although Long Island's real estate market is less than robust, Gyrodyne has witnessed a marked increase in rental activity within the past several months. The Company's occupancy rate has edged up two percentage points over last year and rental inquiries remain strong. The pick up in activity however is mainly in smaller spaces of approximately 1,000 square feet or less. The Company has also been successful in retaining a high percentage of tenants whose leases were up for renewal. Currently, this is being done without resorting to concessions which were necessary last year.


Helicopter Division

With the sharp reduction of proposal preparation costs, Aerospace expenses for FY 1995 were significantly lower than FY 1994. The continuing effort by the German Ministry of Defense to fund a development program, Israel Aircraft's efforts to market integrated systems utilizing the QH-50 platform, and continuing utilization by the U.S. Military of QH-50's in inventory together have established a viable market for the Company's on-going efforts. On its own initiative, the Company has rebuilt three QH-50 platforms from inventory which are slated for use as demonstrators and market development projects. Prospective sales of platforms and spare parts will amortize funds expended on marketing and the maintenance of facilities and inventory.

Further, the Company has tentatively agreed to sell two QH-50 air vehicles to Dornier GmbH to be used for flight demonstrations. The program provides prospects for further sales of equipment and/or proprietary rights. In addition, negotiations are continuing with a licensee and a U.S. company to form a joint venture in order to sell vehicles to the U.S. Government.

The Grove

The Callery-Judge Grove loss for the period ended April 30, 1995 was $322,643 as compared to a loss of $108,088 recorded in FY 1994. A more detailed discussion of FY 1995 and FY 1994 results and the economic outlook of the Grove over the next few years is presented as part of Item 1(c)(3).

Other Income

Interest and dividend income increased over the previous reporting period by $4,000. Higher interest rates more than offset the decline in the amount of funds available for investment. Investment Funds were diminished in FY 1995 primarily due to payments for the land purchase and Real Estate taxes. The continuing financing of capital improvements will cause the liquidation of temporary investments with a probable reduction of interest income in FY 1996.

In 1990, the Company adopted the method of "Employers' Accounting for Pensions" prescribed by the Financial Accounting Standards Board ("FASB") Statement No. 87. The application of FASB 87 resulted in recognition of approximately $8,000 of net periodic pension income for the year ended April 30, 1995 compared to approximately $99,000 for the year ended April 30, 1994. The large decrease in 1995 over 1994 reflects the restructuring of the plan which increased benefits for prior and current plan members.


General and Administrative Expenses

On a consolidated basis for the year ended April 30, 1995, General and Administrative expense was $725,772 versus $795,039 for the year ended April 30, 1994. A detailed analysis is presented under General and Administrative (G&A) Segments.

For analysis purposes, the Company has divided General and Administrative Expenses into four expense pools: 1) Remuneration, which includes all compensation expenses related to executive and support staff; 2) Corporate Governance, which includes all expenses related to the Board of Directors and its subcommittees, maintenance of stockholder records and NASDAQ listing requirements, and long range strategic planning; 3) Overhead, corporate overhead expenses for accounting services, depreciation, maintenance, utility charges, insurance, etc., and
4) Special Projects, expenses related to the Master Plan for the Flowerfield property, acquisitions, and consulting expenses for project advisement. The FY 1994 expenses have been adjusted to maintain compatibility with FY 1995 results. Certain items which were carried in the "Other Income and Expense" category in FY 1994 have been reclassified to G&A for the current years report.

G&A Segments
G&A Expenses               FY94            FY95

Remuneration           $493,909        $499,396
Corporate Governance    $90,102         $79,730
Overhead               $165,748        $146,646
Special Projects        $45,280               0
                       --------        --------
Total                  $795,039        $725,772
                       ========        ========

The FY 1995 Remuneration expense is slightly higher than in FY 1994. The 1% rise is mainly a function of normal salary increases. Corporate Governance are lower than the prior year due to a reduction in legal expenses. Partially offsetting this saving were higher Directors expenses due to more frequent meetings, and higher stockholder expenses due to the stock split.

Overhead expense decreased $19,000, mainly due to lower expenses in several categories namely, Outside Accounting, Supplies, and Dues and Memberships. The reductions were in those areas which are controllable by management. Offsetting these items was an increase in insurance premiums, primarily for Officers and Directors insurance. It is anticipated that Overhead expenses will remain flat in FY96. For the past fiscal year, Special Projects spending was zero as all projects were deferrable. Expenditures for Special Projects will resume in FY 1996 as the Company's cash position improves based on several pending transactions.

Results from Operations

After giving effect for the stock split, results from operations after taxes were a loss of ($0.57) per share for the period ended April 30, 1995, versus a loss of ($0.38) for the prior year. The non-operating items effecting the current year loss were, the large Citrus Grove loss, the gas well write off, and the reduction of Pension income.

The pre-tax loss of $783,000 generated an income tax credit of $220,000. The FY 1995 tax basis loss of $846,964 will result in a net operating loss carry forward.

Liquidity and Capital Reserves

The Company's cash position declined $600,000 during the year as a result of purchasing five acres of property adjacent and contiguous with Flowerfield. Additionally cash on hand reflected the reduction in the Reception Center loan at year end to a balance of $440,000.

In order to replenish working capital and to secure funds for a major renovation, the Company is seeking an alternate funding arrangement which will pay off the old loan, supply funds for proposed building renovations, and increase working capital. Our current lender has agreed to this loan and is in the process of working out the terms with the Company.

Additional funds for real estate projects will continue to squeeze working capital in FY 96. This pressure will be alleviated by the restructuring of the Company's debt financing, the sale of two helicopters, and the sale of the Company's gas well interests.

Liquidity for the 3-5 year time horizon will increase as projected Grove cash distributions are received, the elimination of the Gas losses provides net Oil income, and improved real estate operations reflect the addition of new tenants.

Effects of Inflation

It is the Company's policy to have multi-year leases contain cost pass-through provisions for increases in real estate taxes and fuel costs, as applicable, and insurance, cartage and security guards fees. The balance of the Company's operations, including rental rates, as well as its income from the Grove and petroleum are subject to free market forces.


Item 7 Financial Statements and Supplementary Data

See following pages.

AUDITORS LETTER

Independent Auditors' Report

Board of Directors and Shareholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheet of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements arc the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated financial statements based on our audits. We did not audit the financial statements of the Callery-Judge Grove, a limited partnership in which the Company has a 17.5% equity interest, which statements reflect net losses of $(1,211,081) and $(373,859) for the years ended December 31,1994 and 1993 and the Company has recorded its proportionate share of such loss in its consolidated income statements. These statements have been audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to reported income from this investment in 1995 and 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors with respect to the Callery-Judge Grove as described above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1995 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.


SGD/ HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 9, 1995


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
APRIL 30, 1995

ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                          $  185,430
    Short-term investments                                300,926
    Accounts receivable, less allowance
    for doubtful accounts of $6,000                        83,865
    Prepaid expenses and other current assets             209,456
                                                        ---------
    Total current assets                                  779,677


INVESTMENT IN OIL AND GAS PROPERTIES (Note 3)             139,840
INVESTMENT IN CITRUS GROVE PARTNERSHIP (Note 4)         1,585,104
PROPERTY, PLANT AND EQUIPMENT  (Note 2)                 1,552,544
PREPAID PENSION COSTS (Note 7)                          1,846,796
OTHER ASSETS (Note 8)                                     253,045
                                                       ----------
                                                     $  6,157,006
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses              $  245,768
    Current portion of long term debt (Note 12)           120,000
    Income taxes payable - Deferred (Note 6)               48,000
                                                        ---------
    Total current liabilities                             413,768


LONG TERM DEBT (Note 12)                                  320,000
DEFERRED INCOME TAXES (Note 6)                          1,080,000


COMMITMENTS  (Notes 13 & 15)
STOCKHOLDERS' EQUITY: (Notes 10 & 11)

    Common Stock par value $1 per share
    authorized 2,000,000 shares, 1,531,086
    shares issued (including 542,178 shares
    held in treasury)                                   1,531,086
    Capital in excess of par value                      6,094,251
    Deficit                                              (163,891)
                                                       ----------
                                                        7,461,446
    Less cost of shares of common stock
    held in treasury                                   (3,118,208)
                                                       ----------
                                                        4,343,238
                                                       ----------
                                                     $  6,157,006
                                                      ===========

See notes to consolidated financial statements



GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                              Years Ended April 30,
                                           ---------------------------
                                               1995           1994
REVENUE:
 Rental Income (Note 5)                    $  1,667,067   $  1,495,952
 Helicopter Income                                    0        114,593
                                              ---------      ---------
                                              1,667,067      1,610,545
                                              ---------      ---------
COSTS AND EXPENSES:
 Cost of maintaining  rental property         1,167,325      1,172,028
 Helicopter cost of sales                             0        106,148
 Aerospace expense, net                          61,262        153,017
 General and  administrative                    725,772        795,039
                                              ---------      ---------
                                              1,954,359      2,226,232

Gross Operating Income/(Loss)                  (287,292)      (615,687)


OTHER INCOME AND (EXPENSES:)

 Equity in (loss) of Citrus Grove
 Partnership (Note 4)                          (322,643)      (108,088)
 Equity in (loss) of oil and gas
 investment (Note 3)                           (172,477)       (19,524)
 Interest & dividend income                      37,258         33,252
 Pension income (Note 7)                          7,678         99,439
 Interest expense                               (45,361)       (15,346)
                                             ----------      ---------
                                               (495,545)       (10,267)
                                             ----------      ---------

LOSS BEFORE INCOME TAX BENEFIT                 (782,837)      (625,954)
INCOME TAX BENEFIT (Note 6)                    (219,777)      (249,511)
                                             ----------     ----------
NET LOSS                                    $  (563,060)   $  (376,443)
                                             ==========     ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 10)             988,908        988,908
                                             ==========     ==========

LOSS PER SHARE                                $  (0.57)      $  (0.38)
                                               ========       ========

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED APRIL 30, 1995

                                 Common Stock                                                     Treasury Stock
                           ------------------------      Capital in      Retained     ---------------------------------------
                                                Par       Excess of      Earnings/
                            Shares            Value       Par Value     (Deficit)      Shares           Cost          Total
Balance April 30, 1993      1,107,268  $  1,107,268    $  6,310,225   $ 1,047,180     553,258   $  (3,181,944)   $  5,282,729

2% Stock Dividend                                           207,844      (271,568)    (11,080)         63,736              12

Net (Loss)                                                               (376,443)                                   (376,443)
                            ---------   -----------     -----------    ----------     -------    ------------     -----------
Balance April 30, 1994      1,107,268  $  1,107,268    $  6,518,069   $   399,169     542,178   $  (3,118,208)   $  4,906,298
                            ---------   -----------     -----------    ----------     -------    ------------     -----------

Stock split (7 for 4)         423,818       423,818        (423,818)                                                        0

Net (loss)                                                               (563,060)                                   (563,060)
                            ---------   ----------      -----------    ----------     -------    -----------      -----------
Balance April 30, 1995      1,531,086  $  1,531,086    $  6,094,251   $  (163,891)    542,178   $ (3,118,208)    $  4,343,238

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED APRIL 30,
                                                 ----------------------------
                                                       1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (563,060)  $  (376,443)
                                                      ----------   ----------
Adjustments to reconcile net loss to net
cash used in operating activities:

  Depreciation and amortization of oil
  and gas investments                                   118,468       121,035
  Depreciation and amortization of plant
  and equipment                                          62,000        54,678
  Loss on abandoned wells                               153,964             0
  Deferred income tax provision (benefit)               (28,204)       77,204
  Pension (income)                                       (7,678)      (99,439)

  Changes in operating assets and liabilities:
  (Increase) decrease in assets:

  Accounts receivable                                    14,111       215,476
  Inventories                                                 0        86,860
  Prepaid expenses and other                            169,621      (324,782)
  Other assets                                         (199,348)       (2,191)
  Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                 (34,438)     (100,235)
                                                      ---------      --------
  Total adjustments                                     248,496        28,606
                                                      ---------      --------
  Net cash used in operating activities                (314,564)     (347,837)
                                                      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term government securities               93       589,423
  Increase in oil and gas investments                    (4,344)     (217,399)
  Decrease in Citrus Grove investment                   322,643       108,088
  Increase in Fixed Assets                             (458,076)     (317,690)
                                                       ---------     ---------
  Net cash (used)/provided by investment activities    (139,684)      162,422
                                                       ---------     ---------

CASH FLOWS (USED)/PROVIDED BY FINANCING ACTIVITIES:
  New borrowings                                              0       600,000
  Repayment of debt                                    (120,000)      (40,000)
                                                       --------      ---------
  Net cash from borrowings                             (120,000)      560,000
  Sale of fractional shares                                   0            12
                                                       ---------     --------
  Net cash from financing activities                   (120,000)      560,012

Net (decrease)/increase in cash and cash equivalents   (574,248)      374,597
Cash and cash equivalents at beginning of year          759,678       385,081
                                                       ---------     --------
Cash and cash equivalents at end of period            $ 185,430    $  759,678
                                                      ==========   ==========

See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 1995, AND 1994

1. Summary of Significant Accounting Policies:

    a. Description of business

Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York. The Company also has investments in a citrus grove partnership and in oil and gas properties. Prior to 1975, the Company's primary business was the design, testing, development and production of coaxial helicopters. Although the Company can not be considered an active airframe manufacturer, it is involved in certain licensing agreements that, if exercised, would enable the licensees to produce the Gyrodyne coaxial helicopter.

    b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc.
("GCA") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

    c. Investments

The Company accounts for its oil and gas and citrus grove investments under the equity method. Its investment in the oil and gas properties represents the Company's proportionate share of drilling costs. Tangible assets are depreciated using the 200% declining balance method with a 5 year class life and intangible assets are amortized using the straight-line method over a twelve year period.

     d. Depreciation and amortization

Substantially all property, plant and equipment is depreciated using accelerated methods over the estimated useful lives of the related assets.

     e. Statement of cash flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Short term investments consist of U.S. Government treasury bills and notes stated at cost, which approximates market. These investments mature within the year.

      f. Reclassifications

Certain reclassifications have been made in the 1994 financial statements to conform to the presentation used in 1995.

     g. Earnings per share

Earnings per common share are based on the weighted average number of common shares outstanding during the year.


2. Property, Plant and Equipment:

   Property, plant and equipment as of April 30, 1995 consists of the following:
                              Estimated                 Allowance          Net
                              Lives          Cost       for Deprec.        Assets
Land                             -        $  670,129         $   0      $  670,129
Buildings and improvements    20-33        3,724,025     2,938,336         785,689
Machinery & Equipment and
Furniture & Fixtures           3-10          362,254       265,528          96,726
                                           ---------     ---------        --------
Total                                     $4,756,408    $3,203,864      $1,552,544
                                          ==========    ==========      ==========

Substantially all buildings and improvements are held for lease. Approximately half of Tenant leases are for one or two years. Certain leases serve as collateral for the Company's outstanding bank debt.

On October 5, 1994 the Company purchased an adjacent parcel of land for $499,900. In connection with this purchase , the Company delivered an irrevocable letter of credit to the seller in the amount of $200,000 to secure the performance of certain land improvements by the Company. The Company has until October 5, 1996 to perform these improvements.



3. Investment in Oil and Gas Properties:

The results of operations from the Company's investment in oil and gas properties are summarized as follows:

                                           Year ended
                                            April 30,
                                  ------------------------------
                                        1995           1994
Sales of oil and gas                $  265,147     $  298,610
                                     ---------      ---------
Oil and gas production expenses        165,192        197,099
Amortization expense                    82,043        111,698
Depreciation expense                    36,425          9,337
Abandoned well costs                   153,964              0
                                     ---------      ---------
                                       437,624        318,134
                                     ---------      ---------
(Loss) before income tax            $ (172,477)    $  (19,524)
                                     =========      =========

In 1994 the Company invested approximately $160,000 as a limited partner in a developmental drilling project adjacent to existing wells in operation. During 1995, the well operators determined that the project was not economically viable and plugged and abandoned the well. As a result, the Company has written off the unamortized balance of its investment of $153,964 as a charge to current year operations.

Subsequent to year end, the Company entered into a contract to sell its gas well interests in Colorado and New Mexico, having a net book value of $92,269 at April 30, 1995, for a gross selling price of $287,000.

4. Investment in Citrus Grove Partnership:

The Company has a 17-1/2% limited partnership interest in The Callery-Judge Grove, which owns and operates a 3,664 acre citrus grove in Palm Beach County, Florida. Summarized financial position and results of operations of the Grove, on a calendar year basis, are presented below.


Callery Judge Grove
Balance Sheets
- -------------------
    ($000)
                                                        December 31,
                                             --------------------------------
ASSETS                                           1994               1993
Current assets                                   $  9,805           $  5,136
Property, plant and equipment                      17,934             15,330
Less accumulated depreciation                      (6,067)            (5,843)
Investments                                         1,081                442
Other assets                                          843                142
                                                 --------           --------
Total assets                                     $ 23,596           $ 15,207
                                                 ========           ========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities                                 1,299              1,134
Capital lease obligations, less current portion        71                126
Notes Payable, less current portion                12,017              2,527
Partners' capital                                  10,209             11,420
                                                 --------           --------
Total liabilities and partners' capital          $ 23,596           $ 15,207
                                                 ========           ========

Callery Judge Grove
Statements of Operations
- ------------------------
      ($000 )

                                                       Year ended
                                                       December 31,
                                          -----------------------------------
                                              1994                   1993
Revenue from fruit sales                     $  9,671             $  14,000
Operating expenses                            (10,973)              (14,406)
Other income (expense)                           (189)                   32
                                              --------              --------
Loss before extraordinary gain                 (1,491)                 (374)

Extraordinary gain on early
extinguishment of debt                            280                     0
                                              -------               --------

Grove Net Loss                               $ (1,211)             $   (374)
                                             =========              ========
Gyrodyne share @ 17.5%                       $   (212)             $    (65)
Reverse 1/1/94 - 4/30/94 accrual (A)               91                    48
Accrue 1/1/95 - 4/30/95 (A)                      (202)                  (91)
                                             =========               =======
Gyrodyne loss                                $   (323)             $   (108)


(A) To account for timing difference of Grove calendar year vs. Gyrodyne fiscal year.

Effective January 1, 1995 the Grove has elected to switch to a Fiscal Year ending September 30, 1995. The change is being made in order to conform to the natural growing season. The first
Fiscal year will be a short year of only nine months.

5. Major Customers

For the year ended April 30, 1995 rental income from three customers represented 20%, 14% and 12% of rentals respectively.

For the year ended April 30, 1994 rental income from three customers represented 19%, 14% and 12% of rentals respectively.


6. Income Tax Provision (Benefit)

The provision (benefit) for income taxes is comprised of the following:

                                              Year ended
                                               April 30,
                                ---------------------------------------
                                       1995                1994
Current:
  Federal                         $  (202,020)        $  (331,633)
  State                                10,447               4,918
                                    ---------           ---------
                                     (191,573)           (326,715)

Deferred:
  Federal                             (31,548)             62,548
  State                                 3,344              14,656
                                    ----------           --------
                                      (28,204)             77,204

                                  $  (219,777)        $  (249,511)


The Company files on a consolidated basis for Federal income and Florida State franchise tax purposes and separately for New
York State franchise tax purposes.

Deferred income taxes are comprised of the following elements:
                                                     April 30,
Deferred tax liabilities:                              1995
    Pension income                                   $765,000
    Amortization of intangible drilling costs          47,000
    Capitalization of Citrus Grove costs              423,000
                                                    ---------
    Total deferred tax liabilities                  1,235,000
                                                    ---------
Deferred tax assets:
    Tax loss carry forwards                           214,000
    Valuation allowance for deferred tax assets      (107,000)
                                                    ----------
    Total deferred tax assets                         107,000
                                                    ----------
Net deferred income taxes                          $1,128,000
                                                   ===========


7. Retirement Plans:

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's average annual compensation during the highest five consecutive years of service. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 1995


Net periodic pension income consists of the following components:

                                                  Years ended April 30,
                                          ----------------------------------
                                             1995                   1994
Service cost                             $  (120,846)          $  (101,007)
Interest costs                              (213,885)             (205,443)
Expected return on market
related value of assets                      237,713               327,813
Net Amortization                             104,696                78,076
                                          ----------            ----------
Pension income                            $    7,678           $    99,439


The plan's funded status is as follows:
                                             1995                   1994
                                         --------------       ---------------
Actuarial present value of benefit
obligations:
Accumulated benefit obligation:
      -vested                          $  (2,033,159)        $  (2,072,424)
     - non vested                           (191,679)             (195,381)
                                         ------------          ------------
     - total                           $  (2,224,838)        $  (2,267,805)


Projected benefit obligation           $  (2,688,978)        $  (2,692,623)
Market related value of plan
assets, primarily U.S.bonds
and the Company's stock                    3,802,575             3,903,238
Unrecognized net transition asset         (1,143,260)           (1,306,582)
Unrecognized prior service cost              840,348               913,086
Unrecognized net loss                      1,036,111             1,022,000
                                         -----------          ------------
Prepaid pension cost                    $  1,846,796         $   1,839,119
                                         ===========          ============


Assumption used in accounting for the Company's defined benefit pension plan are as follows:

Discount rate                                8.0%
Rate of increase in compensation             8.0%
Expected long-term rate of return on plan
assets                                       8.0%


8. Other Assets: -Restricted Cash

Included in Other Assets at April 30, 1995 is $200,000 of restricted cash which is being held as collateral for the irrevocable letter of credit as discussed in Note 2.


9. Technology transfer agreements

The Company is a party to an agreement, as amended, with a foreign aircraft manufacturer whereby the Company will provide technological documentation and assistance related to helicopters. The agreement consists of an evaluation phase at no charge with an option to purchase the technology by December 6, 1995. In the event the option is exercised, the Company will receive a $2,000,000 fee and future royalties based on sales using the technology.

In May 1987, the Company entered into a second agreement with another foreign aircraft manufacturer whereby the Company will provide technological documentation and assistance related to helicopters. The agreement consists of an evaluation phase for which a $500,000 fee was received and contains an option to purchase the technology through November 6, 1995. In the event the option is exercised, the Company will receive a $1,000,000 fee and future royalties based on sales using the technology.



10. Stock split

The Board of Directors on December 9, 1994 authorized a 7 for 4 Stock split effected in the form of a stock dividend on January 20, 1995 to Stockholders of record as of January 6, 1995. The $1 par value per share remains the same and $423,818 was transferred from the Capital in Excess of Par value to Common Stock. Total shares outstanding increased from 565,090 to 988,908. Net loss per share for prior periods have been adjusted for the January 1995 seven for four stock split.


11. Stock Options

In October 1993 the Company adopted a Stock Incentive
Plan (the "Plan") which provides that incentives may be granted to employees and others who render services to the Company. The Plan provides for the granting of incentives in the form of stock awards, options and incentive stock options ("ISO's) with or without appreciation rights. Under the terms of the Plan, options (other than ISO's) granted provide for the purchase of common stock at a price determined by a committee of the Board of Directors. The purchase price of ISO's to persons who own more than 10% of the total combined voting power of all classes of stock of the Company is equal to 110% of the fair market value of the common stock on date of grant. The purchase price of ISO's granted to all other persons is the fair market value on the date of grant.

Under terms of the Plan, adjusted for the stock split, discussed in Note 10, options to purchase no more than 262,500 shares of common stock may be granted, with 17,500 shares reserved and available for restricted stock awards. At the Committee's discretion, options expire at any time up to five years from date of grant. The maximum number of shares that may be granted in any fiscal year may not exceed 35,000 shares. There were no shares granted during the year ended April 30, 1994. In 1995 the following options and grants (adjusted for the stock split) were granted and remain outstanding at April 30, 1995.


Options/Sar Grants in Fiscal Year 1995
                              Number of
                              Securities
                              Underlying         Exercise
                              Options/SARs       Price         Expiration
Name                          Granted (#)        Per Share     Date
- ----------------------        ------------       ---------     ----------
Dimitri Papadakos, CEO        17,500             9.89          08/06/99

In addition, during fiscal year 1995 stock awards were granted to Peter Pitsiokos, Vice President and Joseph Dorn, Treasurer/Secretary in the amount 1,750 and 3,500 shares respectfully. Shares vest ratably over a three year period, or in the case of Mr. Dorn's award the earlier of the three year period or upon retirement. The Company will charge the value of these shares ratably to operations over the vesting period.

12. Long Term Debt

In 1994 the Company secured a $600,000 five year monthly installment bank loan maturing December 1998 with interest at the bank's prime rate plus 1%, with a floor of 7% and a ceiling of 10%. At April 30, 1995 the bank's prime rate was 9.0%. The loan repayment is secured by the assignment of two tenant's leases and rents. The principal balance of the loan at April 30, 1995 was $440,000. The remainder of the principal will be paid as follows:

Fiscal Year 1996    120,000
Fiscal Year 1997    120,000
Fiscal Year 1998    120,000
Fiscal Year 1999     80,000
                    -------
                 $  440,000


13. Off Balance Sheet Risk and Concentration of Credit

     a. Credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. At April 30, 1995 the Company held U.S. Government securities of $300,926 and $185,430 in cash. The Company is effected by the health of the Oil and Gas industry and the Citrus industry due to its investments therein. Management does not believe significant credit risk exists at April 30, 1995.

14. Supplementary Information - "Statement of Cash Flows":
                                            Year ended
                                             April 30,
                                   ------------------------------
                                        1995             1994
Cash paid during the year for:
- - Interest                          $  45,361         $  15,346
- - Income taxes (State)              $   3,942         $  10,260


15.  Employment Contracts

On July 15, 1993 effective as of June 28, 1993, the Board of Directors through its' compensation committee entered into a restrictive five year employment contract with the President and CEO, at a salary of $110,000 per year subject to annual cost-of-living increases plus certain benefits. The contract also contains a provision not to compete during the term of the contract or for a period of two years following termination. In case of employee's death or total incapacitation during the contract period, the contract provides for compensation to continue for the unexpired term of the employment period or any renewal period. In case of termination as a result of change in control, merger, change in make-up of Board of Directors or discharge of employee by the company for any reason other than death or incapacitation, his salary and all other ancillary benefits to which the employee is entitled, shall be paid for a period of five full years to the employee or in case of death, to his estate. On June 18, 1994 the Board of Directors extended the contract one year to expire July 15, 1999.


Item 8 Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

In connection with the audits for the three most recent years, there have been no disagreements with Holtz Rubenstein & Co.
LLP, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.


PART III

Item 9 Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table lists the name, ages and positions of all directors and executive officers and all persons nominated or chosen to become such. Each director serves for a period of one year. The one year term of office to which directors are elected ends with the next Annual Meeting of Stockholders or when their successors are elected and qualified.


Name & Principal Occupation
or Employment                        Age      First Became a Director
- ---------------------------       --------    ------------------------
Dimitri P. Papadakos                 50      1968 to 1976
President, CEO and                           1992
Director of the Company

Peter Pitsiokos                      35      ---
Vice President & General
Counsel of the Company

Joseph L. Dorn                       80      1992
Secretary / Treasurer
and Director of the Company

Nicholas Xanthaky                    84      1948
Professor Emeritus Economics
Salem State College
Director of the Company

Robert H. Beyer                      62      1977
Sr. Inertial Guidance
Engineer, Naval Air Systems
Command Director of the Company

Nicholas Goudes                      74      1992
Owner and Operator of Sharon
View Country Club
Director of the Company

Peter P. Papadakos                   32      1993
Secretary / Treasurer and
Director, Sa-Tu Corporation
Director of the Company


(b) Business Experience

Dimitri P. Papadakos, age 50, was appointed to the Board of Directors on April 25, 1992. He was elected CEO and President on May 30, 1992. He is also President and Director of all the Company's subsidiaries. Mr. Dimitri P. Papadakos is the son of Peter J. Papadakos, deceased founder of Gyrodyne. He was previously a Director of Gyrodyne from 1968 to 1976 and served with the U.S. Air Force from 1967-1971. He was employed by Gyrodyne from 1972-1976 and served as Vice President of Flowerfield Properties, Inc. and Secretary of Gyrodyne Petroleum, Inc. In 1981, he rejoined Gyrodyne Company as Director of Real Estate Operations. In 1983, he became Assistant Secretary of the Gyrodyne Company and in 1988 became Vice President. In April 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 was elected CEO and President. From 1976-1981 Mr. Papadakos was Administrative Director of the Seiskaya Organization, a private arts group.
Mr. Papadakos holds graduate degrees in both business and communications from New York Institute of Technology.

Peter Pitsiokos, age 35, was elected to serve as Vice President on November 28, 1992, and had served as Assistant Secretary and General Counsel since joining Gyrodyne Company of America, Inc., earlier in 1992. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He was elected to the Three Village School District Board of Education in 1978, and served from 1978 to 1981. He was an associate attorney with the law firm Fragomen, Delrey & Bensen, New York, New York, from 1984 to 1987. He attended Northwestern University Law School, Villanova University Law School and the State University of New York at Stony Brook.

Joseph L. Dorn, age 80 has been Secretary and Treasurer of the Company since May 1992. He is also Secretary and Treasurer of all the Company's subsidiaries. Mr. Dorn joined the Company in 1951 as Comptroller and in 1965 was elected Secretary and Assistant Treasurer. At the same time he was elected Secretary and Treasurer of all the Company's subsidiaries. In April 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 he was promoted to Treasurer from Assistant Treasurer. Prior to joining Gyrodyne he worked for the Securities and Exchange Commission and the United States Navy Cost Office, both in Washington D.C. Mr. Dorn is a Certified Public Accountant of the State of New York and is a graduate of Georgetown University, Washington D.C.

Nicholas Xanthaky, age 84, has been a Director since 1948. He is presently Professor Emeritus - Economics at Salem State College, Salem, Massachusetts, from which he also has received an honorary Doctorate. When he retired, he was Associate Professor of Economics. From 1977 to June 1993 he was Treasurer of the Salem State College Foundation. He is also a Director of all of Gyrodyne's subsidiaries, and, from 1951 to 1956, he was employed by Gyrodyne in various positions, including Secretary and Treasurer.

Robert Beyer, age 62, has been a Director of the company since November 28, 1977. He is also a Director of the Company's subsidiaries. He held the rank of Captain in the United States Naval Reserve and last served on active duty from September 1976 to October 1977. Mr. Beyer is presently a senior inertial guidance systems engineer for the Naval Air Systems Command. Mr. Beyer was employed by Gyrodyne from 1962-1973 as a Technical Representative for the company's remotely piloted helicopters and was stationed in Japan from 1963 to 1970.

Nicholas T. Goudes, age 74, was appointed to the Board of Directors on November 28, 1992. He was previously employed by Gyrodyne from 1950 to 1955 and served as a member of the finance committee. Between 1953 & 1957 he was a Director and Vice President of Flowerfield Realty, Inc. and Helicopter Securities, Inc. In 1957 Mr. Goudes moved to Charlotte, North Carolina where he was a Director and Secretary/Treasurer of Piedmont Enterprises, a recreational and food service company. In 1958 he founded the Sharon View Country Club, a private recreational club, which he currently owns and operates today. From 1987 to 1991 Mr. Goudes served as a Director of North Carolina State University Foundation.

Peter P. Papadakos, age 32, was appointed to the Board of Directors on October 30, 1993, increasing the board to six members. Mr. Papadakos is the son of the late Chairman and founder of Gyrodyne Company of America, Inc. He currently resides in Reno, Nevada and is Secetary/Treasurer and Board member of the Sa-Tu Corporation of Nevada. He was previously employed by Gyrodyne Company of America from August 1986 thru July 1987 in the capacity of Assistant to the President and specialized in assembling a technical data package in conjunction with the Company's foreign licensing agreements. Mr. Papadakos holds a Bachelor of Science degree from the University of Nevada at Reno.

(c) Compliance with Section 16(a) of the Exchange Act

A review of all Forms 3 & 4 filed with the Registrant indicates that none of the executive officers or directors were late in filing any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 1994. A review of prior year filings indicates that no 10% holder of Gyrodyne Common Stock $1 P.V. failed to file timely reports.



Item 10 Executive Compensation

(a)  Executive Compensation

During the fiscal year ended April 30, 1995 one executive received remuneration in excess of $100,000 in such capacity.
The Chief Executive Officer's remuneration is specified below:


SUMMARY COMPENSATION TABLE
Annual Compensation

                                                     Long term Compensation

                                 Annual Compensation                        Awards                  Pay outs
Name and                     ----------------------------     ---------------------------------    -------
Principal Position    Year   Salary   Bonus   Other Annual    Restricted   Securities Underlying     LTIP        All Other
                              ($)      ($)    Compensation    stock        Options/SARs             Payout       Compensation
                                                 ($)          award ($)        (#)                   ($)
Dimitri P. Papadakos
President & CEO       1995   112,122    0        (A)              0           17,500                  0

President & CEO       1994   106,539    0                         0              0                    0

President & CEO       1993    86,346    0                         0              0                    0


(A) The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits.


(B) As of Fiscal Year ended April 30, 1995 and as of July 14, 1995, none of the officers or directors received or were entitled to any long term compensation payments. The options granted to Officers during Fiscal Year 1995 are listed in footnote 13 of "Footnotes to the Financial Statements". As of July 14, 1995 of none of these options have been exercised or canceled.


(b) Compensation of Directors

Effective September 1, 1992 the Directors annual fee is $7,500 per year with reimbursement for travel and Company business related expenses. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their service as Directors. There was no additional compensation paid by the Company to any Director for Fiscal Years 1995 or 1994.


(c) Employment Contracts

(c-1) On July 15, 1993 effective as of June 28, 1993, the Board of Directors by their compensation committee entered into a restrictive five year employment contract with Dimitri P. Papadakos as President and CEO, at a salary of $110,000 per year subject to annual cost-of-living increases commencing July 1, 1994 based on the Consumer Price Index in effect for the month of May preceding the July 1 in question for all Urban Consumers for the New York, New York and Northeastern New Jersey Region (all items) published by the Bureau of Labor Statistics, United States Department of Labor. He will be eligible for all benefits offered to other executive employees. The company is providing a $1,000,000 24-hour worldwide travel accident policy and a $250,000 group travel accident policy with his estate as beneficiary. The company will also provide the employee with an automobile and will cover all operating costs associated therewith. The contract also contains a provision not to compete during the term of the contract or for a period of two years following termination. In case of employee's death or total incapacitation during the contract period, the contract provides for compensation to continue for the unexpired term of the employment period or any renewal period. In case of termination as a result of change in control, merger, change in make-up of Board of Directors or discharge of employee by company for any reason other than death or incapacitation, his salary and all other ancillary benefits to which the employee is entitled, shall be paid for a period of five full years to the employee or in case of death, to his estate. During Fiscal Year 1995 Mr. Papadakos received an annualized cost of living increase of $2,503.


Item 11    Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 15, 1995 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 P.V., its only equity security.


                                Type of          Number of      Percent of
Name and Address                Ownership       shares owned    Class
- ------------------------    ----------------   --------------   -----------
Gyrodyne Company of
America, Inc.
St. James, NY  11780           Beneficial        78,345          7.92

Polk Bros. Foundation
420 No. Wabash Ave
Chicago, IL 60611              Beneficial        91,848          9.29

Estate of
Peter J. Papadakos
c/o Chase Manhattan Bank,
NA(TTEE)
1211 Ave of the Americas
New York, NY  10036            Beneficial       369,920         37.41


(A)  As Gyrodyne has the authority to direct the Chase
Manhattan Bank & Trust Co., the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 78,345 shares held by the Chase Manhattan Bank and Trust Co. as Trustee for the Gyrodyne Pension Fund.

(b) In addition, the following table as of June 15, 1995 includes the outstanding voting securities beneficially owned by the executive officers and the directors, and the number of shares owned by directors and executive officers as a group.


Name & Principal Occupation          Share of stock          Pct. of Common
or Employment                        Beneficially Owned       Stock Owned
- --------------------------------     ------------------       -------------
Dimitri P. Papadakos                  12,573   (A)            1.27
President, CEO
and Director of the Company

Peter Pitsiokos                            0   (D)            (B)
Vice President & General
Counsel of the Company

Joseph L. Dorn                           504                  (B)
Secretary / Treasurer
and Director of the Company

Nicholas Xanthaky                      5,844                  (B)
Professor Emeritus Economics,
Salem State College
Director of the Company

Robert H. Beyer                        2,170  (C)             (B)
Sr. Inertial Guidance Engineer,
Naval Air Systems Command
Director of the Company

Nicholas Goudes                          681                  (B)
Owner and Operator of
Sharon View Country Club
Director of the Company

Peter P. Papadakos                     1,537  (E)             (B)
Secretary/Treasurer
Sa-Tu Corporation
Director of the Company

All Directors and Executive

Officers as a Group (7 persons)       23,309                  2.36


(A)  Does not include his wife's and adult
children's ownership of 10,826 Shares in which he denies beneficial interest.

(B)  Less than 1%.

(C) Does not include his wife's ownership of 1,638 shares in which he denies any beneficial interest.

(D) Does not include wife's and minor children's ownership of 187 shares in which he denies any beneficial interest.

(E) Does not include wife's ownership of 14 shares in which he denies any beneficial interest. Peter P. Papadakos is custodian f/b/o Alexander Peter-Jee Papadakos, who owns directly and beneficially 1,458 shares in which his father, Peter P.
Papadakos denies any beneficial interest.


Item 12 Certain Relationships and Related Transactions

 (a) Transactions with Management and Others

No officer or director or security holder named in answer to
Item 12 or any relative or spouse of the foregoing persons had any direct or indirect interest in any transaction involving the Company or its subsidiaries which exceeded $60,000.



 (b) Certain Business Relationships

There were no material business relationships between the Company and its subsidiaries and the directors, their spouses, relatives, or affiliated business interests.


 (c) Indebtedness of Management

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended. Nor were any amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.



Item 13 Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) Financial Statements

    (1) Independent Auditors' Reports

    (2) Consolidated Balance Sheet April 30, 1995

    (3) Consolidated Statements of Income for the Two Years
        Ended April 30, 1995.

    (4) Consolidated Statements of Cash Flows for the Two
        Years Ended April 30, 1995

    (5) Consolidated Statement of Stockholder's Equity for Two Years Ended April 30, 1995

    (6) Notes to Consolidated Financial Statements

    (7) Schedules
            (a) The information required by the following
                schedules has been included in the financial statements, is not applicable, or not required.
                Schedule I, II, III, IV, V, VI, VII, VIII, IX, X, XI, X11 and XIII.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of FY 1995.

(c)   Exhibits

No. 99 - Additional Exhibit

Callery Judge Grove Financial Statements As of December 31,
1994, 1993, and 1992 together with Report of independent
Certified Public Accountants.

ARTHUR ANDERSEN LLP
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of Callery Judge Grove:

We have audited the accompanying balance sheets of Callery Judge Grove (a New York limited partnership) as of December 31, 1994, 1993 and 1992, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callery Judge Grove as of December 31, 1994, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, the Partnership changed its method of accounting for certain grove replanting and cultural care costs effective January 1, 1992.

SGD/ Arthur Andersen LLP

Tampa, Florida,
January 20, 1995


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


GYRODYNE COMPANY OF AMERICA, INC.

SGD/ Dimitri P. Papadakos
- --------------------------
Dimitri P. Papadakos, President, Director and Principal
Executive Officer
Date: July 27, 1995


SGD/ Joseph L. Dorn
- -------------------------
Joseph L. Dorn, Secretary, Treasurer, Director and Principal
Financial Officer
Date:  July 27, 1995


SGD/ John A. Rohrs
_______________________
John A. Rohrs, Controller
Date:  July 27, 1995

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

SGD/ Joseph L. Dorn
- ---------------------
Nicholas Xanthaky*, Director
Date: July 27, 1995

SGD/ Joseph L. Dorn
- ---------------------
Robert H. Beyer*, Director
Date:  July 27, 1995

SGD/ Joseph L. Dorn
- ---------------------
Nicholas T. Goudes*, Director
Date:  July 27, 1995


*by power of attorney



BOARD OF DIRECTORS



Dimitri P. Papadakos      President and CEO

Joseph L. Dorn            Treasurer and Secretary

Nicholas Xanthaky         Professor Emeritus, Economics
                          Salem State College

Robert H. Beyer           Senior Inertial Guidance
                          Systems Engineer
                          Naval Air Systems Command

Nicholas T. Goudes        Owner, Sharon View Country Club

Peter P. Papadakos        Secretary/Treasurer, Sa-Tu Corporation



OFFICERS

Dimitri P. Papadakos     President and CEO

Peter Pitsiokos          Vice President and General Counsel

Joseph L. Dorn           Treasurer and Secretary



AUDITORS

HOLTZ RUBENSTEIN & COMPANY, LLP
125 Baylis Road
Melville, New York  11747



TRANSFER AGENT AND REGISTRAR


Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey  07016