Form 10KSB/A
period 1995-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 1995-08-10
CIK 44689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 1995.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number  0-1684

          Gyrodyne Company of America, Inc.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

           New York                               11-1688021
-------------------------------                ------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


      17 Flowerfield, Suite 15
            St. James, N.Y.                        11780-1550
----------------------------------------           ----------
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


GYRODYNE COMPANY OF AMERICA, INC.

SGD/ Dimitri P. Papadakos
--------------------------
Dimitri P. Papadakos, President, Director and Principal
Executive Officer
Date: July 27, 1995


SGD/ Joseph L. Dorn
-------------------------
Joseph L. Dorn, Secretary, Treasurer, Director and Principal
Financial Officer
Date:  July 27, 1995


SGD/ John A. Rohrs
_______________________
John A. Rohrs, Controller
Date:  July 27, 1995

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

SGD/ Joseph L. Dorn
---------------------
Nicholas Xanthaky*, Director
Date: July 27, 1995

SGD/ Joseph L. Dorn
---------------------
Robert H. Beyer*, Director
Date:  July 27, 1995

SGD/ Joseph L. Dorn
---------------------
Nicholas T. Goudes*, Director
Date:  July 27, 1995


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