Form 10QSB
period 1995-06-30
GYRODYNE COMPANY OF AMERICA INC
filed 1995-09-14
CIK 44689

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
 For the quarterly period ended July 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from                            to

Commission file number  0-1684

Gyrodyne Company of America, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

New York                                       11-1688021
----------------------              ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

17 Flowerfield, Suite 15,  St. James, N.Y.  11780
-------------------------------------------------
(Address of principal executive offices)

       (516)  584-5400
---------------------------
(Issuer's telephone number)

                    N/A
----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. .X . No. . .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes. . No. . .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 988,908 Common $1 P.V. as of JULY 31, 1995


INDEX TO QUARTERLY REPORT
QUARTER ENDED JULY 31, 1995


Seq.

Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Footnotes to Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures



                   GYRODYNE COMPANY OF AMERICA, INC.  10-QSB
                           AND SUBSIDIARIES           Part 1
                   CONSOLIDATED BALANCE SHEET         Item 1 (a) (1)
                             (UNAUDITED)


                                                         July 31, 1995
ASSETS                                                   (NOTE 1)
CURRENT ASSETS:
Cash and cash equivalents                                $196,448
Short-term investments                                    202,957
Accounts receivable, less allowance for
  doubtful accounts of $6,000  (Note 3)                   109,369
Prepaid expenses and other current assets                 332,940
                                                         --------
Total current assets                                      841,714

INVESTMENT IN CITRUS GROVE PARTNERSHIP                  1,453,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)              1,637,489
PREPAID PENSION COSTS (Note 2)                          1,848,715
OTHER ASSETS (Note 8)                                     230,335
                                                       ----------
TOTAL ASSETS                                           $6,011,357
                                                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                    $177,218
Loans payable - short term portion (Note 6)               120,000
Income taxes payable                                            0
                                                         --------
Total Current Liabilities                                 297,218
                                                         --------
LONG TERM LIABILITIES
Loans payable - long term portion (Note 6)                290,000

DEFERRED INCOME TAXES                                   1,128,000


STOCKHOLDERS' EQUITY:

Common stock, par value $1 per share
authorized 2,000,000 shares, 1,531,086 shares
issued at  July 31, 1995 (including 542,178
shares held in treasury)                                1,531,086
Capital in excess of par value (Note 1)                 6,094,252
Retained earnings (Note 1)                               (210,991)
                                                       ----------
                                                        7,414,347
Less cost of shares of common stock
held in treasury (Note 1)                              (3,118,208)
                                                       ----------
Total stockholders' equity                              4,296,139
                                                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY              $6,011,357
                                                      ===========

See notes to consolidated financial statements


                  GYRODYNE COMPANY OF AMERICA, INC.          10-QSB
                          AND SUBSIDIARIES                   Part 1
                  CONSOLIDATED STATEMENTS OF INCOME          Item 1 (a) (2)
                            (UNAUDITED)


                                                    Three Months Ended
                                                  July 31,        July 31,
REVENUE:                                             1995            1994

Rental income                                      $450,357       $405,049
                                                  ---------      ---------
Total Revenue from Operations                       450,357        405,049
                                                  ---------      ---------

COSTS AND EXPENSES:
Cost of maintaining rental property                 319,332        309,695
Aerospace net expense                                18,603         18,330
General and administrative                          158,276        175,981
                                                  ---------       --------
Total costs and expenses                            496,211        504,006
                                                  ---------       --------
GROSS OPERATING MARGIN                              (45,854)       (98,957)


OTHER INCOME AND EXPENSES:
Equity in earnings of Citrus Grove Partnership     (132,000)       (27,022)
Equity in earnings of Oil and Gas (Note 4)            5,458        (29,952)
Gain on sale of Gas Investments (Note 4)            172,176              0
Interest & Dividend Income                            4,134          8,246
Pension Income (Note 2)                               1,919         24,860
Interest Expense                                    (10,869)       (11,047)
Miscellaneous Income\(Expense)                          (47)          (891)
                                                  ---------       --------
Total Other Income\(Expense)                         40,771        (35,806)
                                                  ---------       --------

Income before income tax  provision                  (5,083)      (134,763)

INCOME TAX PROVISION:
Current taxes (Note 7)                                    0        (53,478)
Deferred taxes                                            0              0
                                                   --------      ---------
Total tax provision                                       0        (53,478)
                                                   --------      ---------
NET INCOME (LOSS)                                   ($5,083)      ($81,285)
                                                  =========      =========

WEIGHTED AVG. NO. OF COMMON
SHARES  OUTSTANDING                                 988,908        988,908
                                                  =========      =========
PER SHARE INFORMATION:
    Earnings per share of common stock               ($0.01)        ($0.08)
                                                  =========      =========

See notes to consolidated financial statements

                   GYRODYNE COMPANY OF AMERICA, INC.          10-QSB
                            AND SUBSIDIARIES                  Part 1
                CONSOLIDATED STATEMENT OF CASH FLOWS          Item 1 (a) (3)
                             (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                       JULY 31,       JULY 31,
                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                           ($5,083)     ($81,285)
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
    Depreciation and amortization of oil
    and gas investments                                   2,995         34,232
    Depreciation and amortization of
    plant and equipment                                  15,243         16,256
    Pension (income)                                     (1,919)       (24,860)
 Changes in operating assets and liabilities:
 (Increase) decrease in assets:
     Accounts receivable                                (25,505)        (2,976)
     Prepaid expenses and other assets                 (165,500)      (163,891)
     Other assets                                        39,813            315
  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses              (68,549)        63,882
     Taxes payable                                            0              0
                                                      ---------       --------
  Total adjustments                                    (203,422)       (77,042)
                                                      ---------       --------
Net cash (used)/provided by operating activities       (208,505)      (158,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments                     97,969            525
  Decrease in oil and gas investments                   119,742              0
  Increase in oil and gas investments                         0        (10,228)
  Decrease in citrus grove investments                  132,000         27,022
  Increase in property, plant and equipment            (100,188)        (6,573)
                                                       --------        -------
  Net cash (used)/provided by investment activities     249,523         10,746
                                                       --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

New borrowings                                                0              0
Repayment of debt                                       (30,000)       (30,000)
                                                       --------       --------
Net cash from financing activities                      (30,000)       (30,000)
                                                       --------       --------
Net increase (decrease) in cash and cash
equivalents                                              11,018       (177,581)
Cash and cash equivalents at beginning of year          185,430        759,678
                                                      ---------       --------
Cash and cash equivalents at end of period             $196,448       $582,097
                                                      =========       ========


See notes to consolidated financial statements

                                10-QSB
                                Part 1
                               Item 1 (a) (4)


FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended July 31, 1995 and July 31, 1994. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1995. The results of operations for the three month periods ended July 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $1,919 of net periodic pension income for the quarter ended July 31, 1995 and $24,860 for the first three months of Fiscal Year 1995. The decrease in income from period to period is a result of the Pension Plan restructuring and lower actuarial interest rate assumptions. The revised plan calls for increased benefits to current and retired employees

3. At April 30, 1995, $6,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first quarter of FY 1996.

4. As anticipated, the Company completed the sale of its Gas investments in July. The sale price of $284,000 was reduced by payables still outstanding on these wells, which resulted in net proceeds to the Company of $201,000. The effect on the Profit and Loss Statement from this transaction is highlighted below.


                                                   First Quarter Ended
                                                        July 31,
                                                    1995            1994

Sales of Oil & Gas                               $59,265         $95,122
                                                --------        --------
Expenses:
Operating expenses                                42,874          90,842
Depreciation  (A)                                    313          12,994
Amortization of intangible drilling cost (A)      10,620          21,238
                                                --------        --------
Total operating expenses                          53,807         125,074
                                                --------        --------
Income \ (Loss) from operations                   $5,458        ($29,952)
                                                ========        ========

Revenue from sale of gas investments             283,980               0
Net investment in gas                            111,804               0
                                                --------        --------
Gain on sale of gas investments                 $172,176              $0
                                                ========        ========


(A) prior year quarter includes depreciation and amortization of assets sold in the current year


5. Property, Plant and Equipment increased $100,000 in the first three months primarily due to capitalization of renovation costs to Building #7 South for a new tenant whose occupancy starts in September. Due to a delay in securing additional financing, these costs were financed internally. The estimated cost of the total renovation will be approximately $500,000. The Company is currently negotiating long term financing for this project.


6. In January 1994, the Company borrowed $600,000 from a bank to replenish the working capital spent on reception center improvements. This 5 year term loan will be repaid from Flowerfield Reception Center rental income and is secured by two different tenant's leases and rents. The annualized rent for both tenants totals approximately $573,000. The total balance of this loan as of July 31, 1995 is $410,000. As proposed by the Company, the remaining balance on this term loan will be consolidated into the long term financing indicated in Footnote 5. above.

7. The provisions for current taxes and prior year taxes is based on a full year forecast of taxable income pro-rated over the entire year. In the case of losses, an estimated refund is calculated to offset a pre-tax loss. During the current year, the Company is estimating a taxable gain based on projected
 revenues.   This in no way effects the Company's taxable loss for FY 1995 for which a refund of approximately $170,000 is anticipated in FY 1996.

8. Included in "Other Assets" at July 31, 1995 is $200,000 of restricted cash which is being held as collateral for the irrevocable letter of credit given to the seller of the land purchased in October 1994. The letter of credit is to insure that Gyrodyne performs certain land improvements before October 5, 1996. Also included in this category is the remaining equity in the oil well investment of $17,103.

9. On August 6, 1995 Officers and key employees exercised 10 restricted incentive stock awards and options totaling 11,643 shares. These restricted options and awards had been granted by the Board of Directors on August 6, 1994. On August 26, 1995 the Board of Directors granted 11 additional restricted stock options or awards to 11 key employees and Officers totaling 25,750 shares, no portion of which can be exercised before August 26, 1996 or sold before August 26, 1997.



                              10-QSB
                              Part 1
                              Item 2

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Revenues from Operations for the three month period were $45,000 higher than the same period last year reflecting an increase in the occupancy rate of 4% from year-to-year. In addition, higher rates based on COLA increases and lease renewals also contributed to the increase.

As a result of the Company's continued cost control efforts, overall operating expenses for real estate operations decreased $8,000 in the period to period three month comparison. Expenditures for building maintenance and professional services were keep to a minimum yielding quarter to quarter savings of $30,000. Offsetting these economies were above average costs for air conditioning and vehicular repairs. The heat wave in July not only bumped up the annual volume of early season air conditioning repairs but took its toll on the company's grounds equipment.

For Aerospace, manning and spending have remained at last year's levels, however, with a shift in emphasis. With the completion of a reorganization and computerization of the Company's helicopter assets last year, the Company has embarked on a refurbishment program which will yield three flyable demonstrator vehicles. It is the Company's intent to capitalize on the current interest shown both here and abroad in the model QH-50 drone. The Company is actively negotiating the sale of air vehicles with a customer; however, in Management's opinion, any arrangement, while beneficial, will not have a significant effect on the Aerospace assets.

Effective January 1, 1995, Callery-Judge Grove adopted a Fiscal Year for financial reporting purposes in order to better match revenues and expenses to the natural growing and harvesting season. The Fiscal Year cycle will begin October 1 annually and end September 30th. The first reporting year will be a short year of only nine months. Based on information previously received, the Grove management is projecting, for the Grove as whole, a $2,900,000 tax loss for the short Fiscal Year ending September 30, 1995. For the current quarter, Gyrodyne has accrued a $132,000 loss for our 17 1/2 % share in the Grove.

The current loss is a result of severe weather conditions reported in more detail in the Company's 10KSB. The water soaked crop of 1994 led to a reduced packout in 1995 which in turn resulted in the current losses. This turn of events masked the increased producing acreage that came on line this year. Additionally, the Grove packing plant is now slated to begin operation in September 1995. Once fully on-line, Grove operations will benefit from sharply reduced transportation costs, improved scheduling flexibility, and much tighter quality control. Future results from the Grove are projected to show significant improvement in output as the maturation of replanted acreage yields more harvestable fruit.

As anticipated in the 10KSB, the Company, in July, arranged for the sale of its gas interests for a total of approximately $284,000.. After netting outstanding obligations, the company received cash of 10-QSB approximately $201,000. The Company still owns interests in oil wells which provide a net cash flow of approximately $75,000 to $100,000 a year.

As a result of a land purchase for cash in October of 1994, Interest and dividend income for the current three month period is lower than the prior period due to a reduced portfolio. Lower Pension income for the comparable period is the result of revisions to the defined benefit pension plan and the lowering, by the U. S. Government, of actuarial interest rate assumptions for pension plans. The scheduled pay down of the Company's term loan lead to lower interest expense in the current quarter reflecting a reduced principal amount outstanding.

The current ratio for the period ended July 31, 1995 increased to 2.83:1 from 1.88:1 at April 30, 1995 and down from 3.32:1 at July 31, 1994. The increase from April 30, 1995 is due to the sale of the gas properties while the decrease from July 31, 1994 reflects the purchase, for cash, of approximately 5 net acres of land contiguous with the Flowerfield property.

For the three month period ending July 31, 1995, the Company is reporting a pre-tax and after tax loss of $5,083. Excluding the gain on the sale of the gas properties, the operating loss is lower than originally anticipated by management. On the basis of current estimates, Management is projecting a return to profitability in the fourth quarter of FY 1996.


Part II Other Information

Items 1 thru 4 are not applicable to the May 1, 1995 thru July 31, 1995 period.

Item 5. Other Information

At the August 26, 1995 Board of Directors meeting the Board of Directors selected October 27, 1995 at 11:30 AM, at the Company's Flowerfield Complex, as the time and site for the next Annual Meeting of Stockholders. In addition, The Board also approved a revision to the Pension Plan which provided for additional payment choices as permitted by ERISA and the IRS. Further, a resolution was approved providing that the payment of outside Director's fees are to be solely in Company stock rather than in cash .

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits required - None
        (b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)


Date:  September 14, 1995

SGD/ Dimitri P. Papadakos
-----------------------------------------
President and Principal Executive Officer


Date: September 14, 1995

SGD/ Joseph L. Dorn
----------------------------
Treasurer, Secretary and
Principle Accounting Officer