Form 10QSB/A
period 1995-06-30
GYRODYNE COMPANY OF AMERICA INC
filed 1995-10-20
CIK 44689

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB/A

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

Form 10-QSB/A Cover

Index to Form 10-QSB/A

Signatures


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)


Date:  October 20, 1995

SGD/ Dimitri P. Papadakos
-----------------------------------------
President and Principal Executive Officer


Date: October 20, 1995

SGD/ Joseph L. Dorn
----------------------------
Treasurer, Secretary and
Principle Accounting Officer