Form 10QSB
period 1995-10-31
GYRODYNE COMPANY OF AMERICA INC
filed 1995-12-15
CIK 44689

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
 For the quarterly period ended October 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from                            to

Commission file number 0-1684


Gyrodyne Company of America, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


New York
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)



11-1688021
---------------------------------
(IRS Employer Identification No.)



17 Flowerfield, Suite 15,  St. James, N.Y.  11780
-------------------------------------------------
(Address of principal executive offices)


(516)  584-5400
---------------------------
(Issuer's telephone number)

N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
995,818 Common $1 P.V. as of  October 31, 1995

INDEX TO QUARTERLY REPORT
QUARTER ENDED OCTOBER 31, 1995

Sequence

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

                                                       October 31,1995
ASSETS                                                     (NOTE 1)
CURRENT ASSETS:

Cash and cash equivalents                                     $553,208
Short-term investments                                         202,957
Accounts receivable, less allowance for
  doubtful accounts of $6,000  (Note 3)                        102,650
Prepaid expenses and other current assets (Note 6)             251,426
                                                             ---------
Total current assets                                         1,110,241

INVESTMENT IN CITRUS GROVE PARTNERSHIP                       1,285,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                   2,063,027
PREPAID PENSION COSTS (Note 2)                               1,827,750
OTHER ASSETS (Note 7)                                          225,336
                                                             ---------
TOTAL ASSETS                                                $6,511,458
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued expenses                        $179,998
Loans payable - short term portion                             70,000
Income taxes payable                                                0
                                                             --------
Total Current Liabilities                                     249,998
                                                            =========

LONG TERM LIABILITIES
Loans payable - long term portion                            995,463

DEFERRED INCOME TAXES                                      1,128,000

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 2,000,000 shares, 1,531,086 shares
issued at  October 31, 1995
(including 530,535 shares held in treasury) (Note 8)      1,531,086
Capital in excess of par value (Note 1 & 8)               6,172,310
Retained earnings (Note 1)                                 (514,139)
                                                          ---------
                                                          7,189,257

Less cost of shares of common stock
held in treasury (Note 1 & 8)                            (3,051,260)
                                                          ---------
Total stockholders' equity`                               4,137,997
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                $6,511,458
                                                         ==========

See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC.          10-QSB
AND SUBSIDIARIES                            Part 1
CONSOLIDATED STATEMENTS OF INCOME          Item 1 (a) (2)
(UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                     October 31,                        October 31,
REVENUE:                                             1995           1994                1995           1994


Rental income                                       $903,227        822,075            $452,870       $417,026
                                                    --------       --------            --------       --------
Total Revenue from Operations                        903,227        822,075             452,870        417,026
                                                    --------       --------            --------       --------

COSTS AND EXPENSES:
Cost of maintaining rental property (Note 9)         721,482        587,909             402,151        278,214
Aerospace net expense                                 35,208         25,648              16,605          7,318
General and administrative (Note 8)                  447,416        368,804             289,140        192,822
                                                   ---------        -------            --------       --------
Total costs and expenses                           1,204,106        982,361             707,896        478,354
                                                   ---------        -------            --------        -------
GROSS OPERATING MARGIN                              (300,879)      (160,286)           (255,026)       (61,328)


OTHER INCOME AND EXPENSES:

Equity in earnings of Citrus Grove Partnership      (300,000)       (54,044)           (168,000)       (27,021)
Equity in earnings of Oil and Gas (Note 4)             3,151       (196,016)             (2,307)      (166,064)
Gain on sale of Gas Investments (Note 4)             172,176              0                   0              0
Interest & Dividend Income                            10,713         16,176               6,579          7,930
Pension Income\(Expense) (Note 2)                    (19,046)         3,839             (20,965)       (21,021)
Interest Expense                                     (26,014)       (22,367)            (15,144)       (11,320)
Miscellaneous Income\(Expense)                           (40)        (8,617)                  7         (7,728)
                                                   ---------      ---------           ---------      ---------
Total Other Income\(Expense)                        (159,060)      (261,029)           (199,830)      (225,224)
                                                   ---------      ---------           ---------      ---------
Income before income tax  provision                 (459,939)      (421,315)           (454,856)      (286,552)

INCOME TAX PROVISION:
Current taxes (Note 7)                              (109,691)      (117,706)           (109,691)       (64,227)
Deferred taxes                                             0              0                   0              0
                                                   ----------      ---------           ---------      ---------
Total tax provision                                 (109,691)      (117,706)           (109,691)       (64,227)
                                                   ----------     ----------          ----------     ----------
NET INCOME (LOSS)                                  ($350,248)     ($303,609)          ($345,165)     ($222,325)
                                                   ==========     ==========          ==========     ==========
WEIGHTED AVG. NO. OF COMMON
SHARES  OUTSTANDING                                1,000,551      1,000,551           1,000,551      1,000,551
                                                   =========      =========           =========      =========
PER SHARE INFORMATION:
    Earnings per share of common stock                ($0.35)        ($0.30)             ($0.34)        ($0.22)


See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.       10-QSB
AND SUBSIDIARIES                        Part 1
CONSOLIDATED STATEMENT OF CASH FLOWS    Item 1 (a) (3)
(UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                            OCTOBER 31,           OCTOBER 31,
                                                                            1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                                                               ($350,248)           ($303,609)
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
    Depreciation and amortization of oil and gas investments                   11,979               51,105
    Depreciation and amortization of plant and equipment                       32,836               32,690
    Pension (income)\expense                                                   19,045               (3,839)
 Changes in operating assets and liabilities:
 (Increase) decrease in assets:
     Accounts receivable                                                      (18,785)             (11,315)
     Prepaid expenses and other assets                                        (41,969)             212,682
     Other assets                                                              35,827                1,324
  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                    (65,770)             (12,555)
     Taxes payable                                                                  0                    0
                                                                             --------             --------
  Total adjustments                                                           (26,837)             270,092
                                                                            ---------             --------
  Net cash (used)/provided by operating activities                           (377,085)             (33,517)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments                                           97,969                   93
  Decrease in oil and gas investments                                         119,743              157,629
  Increase in oil and gas investments                                               0                    0
  Decrease in citrus grove investments                                        300,000               54,044
  Increase in property, plant and equipment                                  (543,319)            (464,969)
                                                                            ---------            ---------
  Net cash (used)/provided by investment activities                           (25,607)            (253,203)
                                                                            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings                                                              1,050,000                    0
Repayment of debt                                                            (424,537)             (60,000)
 Stock option exercise (Note 8)                                               145,007                    0
                                                                            ---------            ---------
Net cash from financing activities                                            770,470              (60,000)
                                                                            ---------            ---------

Net increase (decrease) in cash and cash equivalents                          367,778             (346,720)
Cash and cash equivalents at beginning of year                                185,430              759,678
                                                                            ---------             --------
Cash and cash equivalents at end of period                                   $553,208             $412,958
                                                                            =========             ========

See notes to consolidated financial statements

10QSB
Part 1
Item 1 (a) (4)


FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited Consolidated Statements of Income for the six month periods ended October 31, 1995 and October 31, 1994 and the Consolidated Balance Sheet as of October 31, 1995 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The results of operations for the six month periods ended October 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $19,046 of net periodic pension expense for the period ended October 31, 1995 and $3,839 of net periodic pension income for the first six months of Fiscal Year 1995. The turnaround from income to expense from period to period is a result of the Pension Plan restructuring and lower actuarial interest rate assumptions. The revised plan calls for increased benefits to current and retired employees

3. At April 30, 1995, $6,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first six months of FY 1996.

4. As anticipated, the Company completed the sale of its Gas investments in July. The sale price of $284,000 was reduced by payables still outstanding on these wells, which resulted in net proceeds to the Company of $201,000. The effect on the Profit and Loss Statement from this transaction is highlighted below.

                                                Six Months Ended             Second Quarter Ended
                                                October 31,                  October 31,
                                                1995          1994           1995         1994

Sales of Oil & Gas                             $101,491      $135,720       $42,226      $40,599
                                               --------      --------       -------      -------
Expenses:
Operating expenses                               78,423       118,660        35,549       27,818
Depreciation  (A)                                   313        23,397             0       10,403
Amortization of intangible drilling cost (A)     19,604        41,950         8,984       20,713
Slant well write-off                                  0       147,729             0      147,729
                                                -------     ---------      --------    ---------
Total operating expenses                         98,340       331,736        44,533      206,663
Income \ (Loss) from operations                  $3,151     ($196,016)      ($2,307)   ($166,064)
                                               ========     =========      ========     ========

Revenue from sale of gas investments            283,980             0             0            0
Net investment in gas                           111,804             0             0            0
Gain on sale of gas investments                $172,176            $0            $0           $0

(A) prior year quarter includes depreciation and amortization of assets sold in the current year


5. Property, Plant and Equipment increased $543,000 in the first six months primarily due to capitalization of renovation costs to Building #7 South for a new long lease tenant whose occupancy started in September. During the quarter the Company negotiated long term financing for this project. A 10 year balloon mortgage for $1,050,000 at a floating rate 2% above prime calculated on a 15 year amortization was secured. These funds were used for the above project and to pay off the remaining balance of the short term Reception Center loan. The mortgage is collateralized by Building #7 and surrounding acreage.

6. The calculation for the provision of current year taxes is based on the actual gain or loss year-to-date. In the case of losses, an estimated refund is calculated to offset a pre-tax loss. To date, in the current year, the Company is reporting a pre-tax loss, which in turn is producing a potential tax refund. For balance sheet presentation, this negative tax accrual has been reclassified to the "Prepaid expenses and other current assets" category in the asset section of the balance sheet. For the full year, based on the expected Helicopter sale to be concluded in December, the Company is estimating a taxable gain based on that projected revenue. In addition, during the current quarter, the Company received a tax carryback refund of $170,888 based on the FY 1995 loss.

7. Included in "Other Assets" at October 31, 1995 is $200,000 of restricted cash which is being held as collateral for the irrevocable letter of credit given to the seller of the land purchased in October 1994. The letter of credit is to insure that Gyrodyne performs certain land improvements before October 5, 1996. Also included in this category is the remaining equity of $8,118 in the working interest of certain Texas oil wells.

8. The Company has established incentive compensation plans under which it is authorized to grant common incentive stock options and non-qualified stock options. The Company historically grants stock appreciation rights (SAR's) in tandem with its grants. Upon exercise of a SAR the holder is entitled to receive stock equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the grant price of the related stock options. As SAR's are exercised the corresponding options are canceled. Conversely, as options are exercised, the corresponding SAR's are canceled. On August 6, 1995 officers and key employees exercised 10 restricted incentive stock grants and options totaling 11,643 shares. These restricted options and grants were awarded by the Board of Directors on August 6, 1994. Of the total, Incentive Stock grants totaled 3,160 shares of which 1,095 were the result of application of stock appreciation incentive provisions. Non/Qualified Stock Options (NQSO) totaled 6,910 shares of which 2,535 were a result of application of stock appreciation incentive provisions. The NQSO shares were purchased at a grant price of $9.89 per share, a total purchase price of $68,360. Additionally, as a result of vested ISO options, SAR's of 1,573 shares were exercised with the resulting cancellation of the 2,713 underlying ISO exercisable option shares. Employee compensation on the above transactions amounted to $76,647 which is reflected as an expense on the Income Statement entirely in General and Administrative Expense. The combination of $68,360 additional paid in capital and the recognition of $76,647 non-cash expense are reflected in total as $145,007 as Stock option exercise in the Cash Flow Statement.

On August 26, 1995 the Board of Directors awarded 11 additional restricted stock options or grants to 11 key employees and Officers totaling 25,750 shares.

9. The year-to-year and quarter-to-quarter increases pertains to writing off the expense portion of the renovation project. The $134,000 expense portion of the project consisted primarily of partial re-roofing of the building
 $46,000, partial re-paving of the parking lot $40,000, closing expenses on the new loan $27,000, and tool rentals for the project $17,000.

10-QSB
Part 1
Item 2

Item 2 MANAGEMENT'S DISCUSSION  AND ANALYSIS  OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Revenues from Operations for the six month period were $81,000 higher than the same period last year and $36,000 higher for the quarter to quarter comparison. This reflects a 4% increase in the occupancy rate from year-to-year. In addition, higher rates based on COLA increases and lease renewals also contributed to the increase.

As a result of the Company's renovation to Building #7, to accommodate a major tenant in the child care business and the employee compensation involved in the stock option transactions, the year-to-year and quarter to quarter operating expenses increased over $220,000 for both periods. The expense portion of this renovation amounted to $133,000 and was spent primarily on re-roofing a large section of the building and re-paving a portion of the surrounding parking area. In addition $497,000 was spent for Capital improvements for this renovation. The stock option compensation of $77,000 accounted for much of the balance of the increase. The Aerospace cost included in operating expense also increased for the comparable periods by $9,000. This increase is a result of refurbishing Helicopters in anticipation of the forthcoming sale to Dornier which is scheduled to be concluded during December 1995.

For financial planning purposes, effective January 1, 1995, Callery-Judge
Grove plans to adopt a Fiscal Year in order to better match revenues and expenses to the natural growing and harvesting season. The Fiscal Year cycle will begin October 1 annually and end September 30th. If approved by the IRS, the anticipated first reporting year will be a short year of nine months ending September 30, 1995. We have recently been informed by the Grove that IRS approval is still pending. Based on the most recent Grove information, the Company's $300,000 loss accrual should be sufficient. The current loss is a result of severe weather conditions in the prior year which reduced the 1995 packout. Future results from the Grove are projected to show significant improvement in output as the maturation of replanted acreage yields more harvestable fruit and the new packing plant becomes fully operational.

The period-to-period turn around in Oil & Gas operations reflects the profit in the current period for oil only. The gas wells were sold off in the first quarter of the current period. In addition, the prior period year-to-date and quarter comparisons contain the write off of the slant well in the amount of $148,000.

The land purchase, for cash, in October of 1994 reduced our investment portfolio thereby reducing Interest and Dividend income for the current six month period. The Pension fund generated a loss during the current six months resulting from an increase in benefits and the lowering by the U. S. Government of actuarial interest rate assumptions for pension plans. On the quarter-to-quarter comparison, the prior quarter expense is the result of the income reduction adjustment falling into the current quarter. Last year the rate of income accrual was reduced from an annual rate of $99,000 to $7,000 during the second 10-QSB quarter. Interest expense was slightly higher for both period comparisons based on securing a new loan during the current quarter which has a higher principle balance but whose payoff is spread over a longer term.

The current ratio for the period ended October 31, 1995 increased to 4.44:1 from 2.83:1 at July 31, 1995 and up from 2.60:1 at October 31, 1994. The increase from July 31, 1995 is due to an increase in cash from the new loan and the tax refund. The increase from October 31, 1994 reflects a decrease in accounts payable and the short term portion of loans payable. The payable decrease is mainly due to the reduction of Oil & Gas payables caused by the sale of Gas wells. The reduction in short term loans payable reflects the swap in loans from year-to-year. The new loan is spread over a longer term therefore the short term portion is smaller than the old loan.

For the six month period ending October 31, 1995, the Company is reporting an after tax loss of $350,248 or $0.35 per share . On the basis of current estimates, Management is projecting a return to profitability in the third quarter of FY 1996. This estimate is contingent upon the finalization of the Helicopter sale to Dornier which should take place in December 1995. The common shares outstanding have been adjusted for the stock grants, options and SAR's issued during the quarter. These shares were issued from Treasury stock.



10-QSB
Part II
Item 1-6

Part II Other Information

Items 1 thru 4 are not applicable to the August 1, 1995 thru October 31, 1995 period.

Item 5. Other Information

The following Directors; Dimitri Papadakos, Joseph Dorn, Nicholas Xanthaky, Robert Beyer, Nicholas Goudes, and Peter Papadakos were re-elected at the Annual Meeting of Stockholders on October 27, 1995 held at the Company's Flowerfield Complex. In addition the engagement of Holtz Rubenstein & Company LLP as independent auditors for Fiscal Year 1996 was also approved by stockholders.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits required - None
        (b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)
 .

Date:  December 14, 1995
SGD/ Dimitri P. Papadakos
Dimitri P. Papadakos
President and Principal Executive Officer


Date: December 14, 1995
SGD/ Joseph L. Dorn
Joseph L. Dorn
Treasurer, Secretary and
Principle Accounting Officer