Form 10QSB
period 1996-01-31
GYRODYNE COMPANY OF AMERICA INC
filed 1996-03-26
CIK 44689

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended JANUARY 31, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,551 Common $1 P.V. as of January 31, 1996




INDEX TO QUARTERLY REPORT
QUARTER ENDED JANUARY 31, 1996


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

                                                            January 31,
                                                            1996
                                                            ASSETS   (NOTE 1)
CURRENT ASSETS:

Cash and cash equivalents                                   $708,579
Short-term investments                                       189,716
Accounts receivable, less allowance for
doubtful accounts of $6,000  (Note 3)                        442,196
Prepaid expenses and other current assets                    337,985
                                                          ----------
Total current assets                                       1,678,476

INVESTMENT IN CITRUS GROVE PARTNERSHIP                     1,245,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                 2,044,737
PREPAID PENSION COSTS (Note 2)                             1,818,228
OTHER ASSETS (Note 7)                                        220,573
                                                          ----------
TOTAL ASSETS                                              $7,007,118
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                       $327,549
Loans payable - short term portion                            70,000
Income taxes payable                                               0
                                                            --------
Total Current Liabilities                                    397,549

LONG TERM LIABILITIES
Loans payable - long term portion                            977,136

DEFERRED INCOME TAXES                                      1,128,000

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 2,000,000 shares, 1,531,086 shares
issued at  January 31, 1996 (including 530,535
shares held in treasury) (Note 8)                          1,531,086
Capital in excess of par value (Note 1 & 8)                6,172,310
Retained earnings (Note 1)                                  (147,703)
                                                          ----------
                                                           7,555,693
Less cost of shares of common stock
held in treasury (Note 1 & 8)                             (3,051,260)
                                                          ----------
Total stockholders' equity`                                4,504,433
                                                          ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                 $7,007,118
                                                          ==========

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.  10-QSB
AND SUBSIDIARIES  Part 1
CONSOLIDATED STATEMENTS OF INCOME  Item 1 (a) (2)

                                                                        Nine Months Ended           Quarter Ended
                                                                        January 31,                 January 31,

REVENUE:                                                                1996          1995          1996         1995

Rental income                                                          $1,382,963    $1,238,947      $479,735    $416,872
Aerospace income (Note 6)                                                 705,500        10,845       700,000           0
                                                                        ---------     ---------     ---------     -------
Total Revenue from Operations                                           2,088,463     1,249,792     1,179,735     416,872
                                                                        ---------     ---------     ---------     -------
COSTS AND EXPENSES:
Cost of maintaining rental property                                     1,120,513       888,330       399,029     300,421
Aerospace expense                                                          63,005        58,295        22,297      21,801
General and administrative (Note 8)                                       647,536       544,263       200,120     175,459
                                                                        ---------     ---------      --------     -------
Total costs and expenses                                                1,831,054     1,490,888       621,446     497,681
                                                                        ---------     ---------      --------     -------
GROSS OPERATING MARGIN                                                    257,409      (241,096)      558,289     (80,809)


OTHER INCOME AND EXPENSES:
Equity in earnings of Citrus Grove Partnership                           (340,000)      (81,066)      (40,000)    (27,022)
Equity in earnings of Oil and Gas (Note 4)                                 24,254      (211,896)       21,103     (15,880)
Gain on sale of Gas Investments (Note 4)                                  172,176             0             0           0
Interest & Dividend Income                                                 18,450        28,834         7,737      12,659
Pension Income\(Expense) (Note 2)                                         (28,568)        5,758        (9,523)      1,919
Interest Expense                                                          (55,059)      (34,051)      (29,046)    (11,684)
Miscellaneous Income\(Expense)                                             (2,997)       (6,383)       (2,956)      2,233
                                                                         --------     ---------      --------    --------
Total Other Income\(Expense)                                             (211,744)     (298,804)      (52,685)    (37,775)

Income before income tax  provision                                        45,665      (539,900)      505,604    (118,584)

INCOME TAX PROVISION:
Current taxes (Note 6)                                                     29,477      (159,737)      139,168     (42,031)
Deferred taxes                                                                  0             0             0           0
                                                                        ---------     ---------     ---------   ---------
Total tax provision                                                        29,477      (159,737)      139,168     (42,031)
                                                                        ---------     ---------     ---------   ---------
NET INCOME (LOSS)                                                         $16,188     ($380,163)      366,436    ($76,553)
                                                                        =========     =========     =========   =========

WEIGHTED AVG. NO. OF COMMON
SHARES  OUTSTANDING                                                     1,000,551     1,000,551     1,000,551   1,000,551
                                                                        =========     =========     =========   =========
PER SHARE INFORMATION:
Earnings per share of common stock                                        $0.02        ($0.38)        $0.37      ($0.08)
                                                                        =========     =========     =========   =========

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.  10-QSB
AND SUBSIDIARIES  Part 1
CONSOLIDATED STATEMENT OF CASH FLOWS  Item 1 (a) (3)
(UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                                $16,188              ($380,163)
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
    Depreciation and amortization of oil and gas investments                                   28,301                80,661
    Depreciation and amortization of plant and equipment                                       55,129                49,124
    Pension (income)\expense                                                                   28,568                (5,758)
 Changes in operating assets and liabilities:
 (Increase) decrease in assets:
     Accounts receivable (Note 6)                                                            (358,331)               12,163
     Prepaid expenses and other assets                                                       (128,529)              109,150
     Other assets                                                                              31,605                   411
  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                                     81,782               (24,727)
     Taxes payable                                                                                  0                     0
                                                                                            ---------              --------
  Total adjustments                                                                          (261,475)              221,024
                                                                                            ---------              --------
  Net cash (used)/provided by operating activities                                           (245,287)             (159,139)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments                                                          111,210                    93
  Decrease in oil and gas investments                                                         112,405               157,629
 Increase in oil and gas investments                                                                0                     0
  Decrease in citrus grove investments                                                        340,000                81,066
                                                                                            ---------              --------
  Increase in property, plant and equipment (Note 5)                                         (547,321)             (467,932)
                                                                                            ---------              --------
  Net cash (used)/provided by investment activities                                            16,294              (229,144)


CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings                                                                              1,266,000                     0
Repayment of debt                                                                            (658,865)              (90,000)
 Stock option exercise (Note 8)                                                               145,007                     0
                                                                                            ---------              --------
Net cash from financing activities                                                            752,142               (90,000)
                                                                                            ---------              --------

Net increase (decrease) in cash and cash equivalents                                          523,149              (478,283)
Cash and cash equivalents at beginning of year                                                185,430               759,678
                                                                                            ---------              --------
Cash and cash equivalents at end of period                                                   $708,579              $281,395
                                                                                            =========              ========



See notes to consolidated financial statements

10-QSB
Part 1
Item 1 (a) (4)


FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited Consolidated Statements of Income for the nine month periods ended January 31, 1996 and January 31, 1995 and the Consolidated Balance Sheet as of January 31, 1996 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The results of operations for the nine month periods ended January 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $28,568 of net periodic pension expense for the period ended January 31, 1996 and $5,758 of net periodic pension income for the first nine months of Fiscal Year 1995. The turnaround from income to expense from period to period is a result of the Pension Plan restructuring and lower actuarial interest rate assumptions. The revised plan calls for increased benefits to current and retired employees

3. At April 30, 1995, $6,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first nine months of FY 1996.

4. The Company completed the sale of its Gas investments in July. The sale price of $284,000 was reduced by payables still outstanding on these wells, which resulted in net proceeds to the Company of $201,000. The effect on the Profit and Loss Statement from this transaction is highlighted below.



                                                                       Nine months Ended               Third Quarter Ended
                                                                       January 31,                     January 31,
                                                                       1996           1995             1996             1995

Sales of Oil & Gas                                                     $147,277   $201,618              $45,786      $65,897
                                                                       --------   --------             --------     --------
Expenses:
Operating expenses                                                       94,122    169,887               15,699       51,226
Depreciation  (A)                                                           313     33,496                    0       10,099
Amortization of intangible drilling cost (A)                             28,588     62,402                8,984       20,452
 Slant well write-off                                                         0    147,729                    0            0
                                                                       --------   --------             --------     --------
Total operating expenses                                                123,023    413,514               24,683       81,777
                                                                       --------   --------             --------     --------
Income \ (Loss) from operations                                         $24,254  ($211,896)             $21,103     ($15,880)
                                                                       ========   ========             ========     ========

Revenue from sale of gas investments                                    283,980          0                    0            0
Net investment in gas                                                   111,804          0                    0            0
                                                                       --------   --------             --------     --------
Gain on sale of gas investments                                        $172,176         $0                   $0           $0
                                                                       ========   ========             ========     ========


(A) prior year quarter includes depreciation and amortization of assets sold in the current year

5. Property, Plant and Equipment increased $547,000 in the first nine months primarily due to capitalization of renovation costs to Building #7 South for a new long lease tenant whose occupancy started in September. In the second quarter of the current fiscal year, the Company negotiated long term financing for this project. A 10 year balloon mortgage for $1,050,000 at a floating rate 2% above prime calculated on a 15 year amortization was secured. These funds were used for the above project and to pay off the remaining balance of the short term Reception Center loan. The mortgage is collateralized by Building #7 and surrounding acreage.


6. The calculation for the provision of current year taxes is based on the actual gain or loss year-to-date. To date, in the current year, the Company is reporting a pre-tax gain, which is due mainly to the $700,000 billing to Dornier GmbH, in the current quarter, for the sale of two helicopters. As of January 31, 1996 $350,000 of this billing remains in accounts receivable. In addition, during the current year, the Company received a tax carryback refund of $170,888 based on the FY 1995 loss.


7. Included in "Other Assets" at January 31, 1996 is $200,000 of restricted cash which is being held as collateral for the irrevocable letter of credit given to the seller of the land purchased in October 1994. The letter of credit is to insure that Gyrodyne performs certain land improvements before October 5, 1996.

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


10-QSB
Part 1
Item 2


Item 2 MANAGEMENT'S DISCUSSION  AND ANALYSIS  OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Revenues from Operations for the nine month period were $839,000 higher than the same period last year and $763,000 higher for the quarter to quarter comparison. In both cases, this large increase is due to the November 1995 $700,000 billing to Dornier GmbH, during the current quarter, for the sale of two drone helicopters. The remainder of the increases are due to higher rental rates based on COLA increases and lease renewals.

As a result of negotiations with Dornier GmbH and in conjunction with the sale of the two helicopter platforms, a preliminary agreement to modify and replace the existing technology transfer agreement has been reached. It is anticipated that a final draft agreement will be concluded in fiscal year 1997. Israel Aircraft Industries, Ltd., on November 6, 1995, extended its license agreement with the Company for an additional year.

Operating expenses increased on a year-to-date and a quarter-to-quarter basis $340,000 and $127,000 respectively. The Company's renovation of Building #7 for a child care center coupled with recognition on the income statement of the net compensation expense of exercised stock options accounted for $211,000 of the $340,000 increase. This is the first fiscal year in which the exercise of options under the stockholder approved stock option plan had any effect on earnings.

The balance of the increase, both year-to-date and quarter-to-quarter of approximately $125,000 was comprised of higher expenses in the following areas: staff expense $37,000, primarily due to rate increases and new hires; maintenance expense $19,000, due to the purchase of replacement oil fuel tanks; insurance expense $9,000, due to higher rates; real estate taxes $17,000 due to rate increases; depreciation $6,000; equipment repairs $9,000 and utility costs $17,000, reflecting the severe winter; and professional fees $20,000, architectural and legal fees for long range planning.

On a year-to-date basis, Aerospace costs included in operating expense increased by $5,000. This increase is a result of refurbishing helicopters in anticipation of the sale to Dornier. Partially offsetting the above were lower costs in ground maintenance and paving due to harsh weather conditions which precluded scheduled maintenance.

Contrary to Callery-Judge Grove plans to adopt a fiscal year ending September 30, 1995, IRS approval has yet to be granted. Therefore, the Grove will retain its calendar year close on December 31, 1995. The Grove is still seeking a fiscal year change in order to better match revenues and expenses to the natural growing and harvesting season. Based on the above, the Company's $340,000 year-to-date book loss accrual for nine months should be continued at essentially the same rate for the balance of our fiscal year. The Grove's current loss is a result of severe weather conditions in the prior year which reduced the 1995 packout. Future results from the Grove are projected to show improvement in output as the maturation of replanted acreage yields more harvestable fruit and the cost and income benefits of the new $6.1 million dollar packing plant become fully reflected in operating results.

With the elimination of under-performing gas assets during the first quarter, petroleum operations returned to profitability. Year-to-date comparisons of operating results were skewed due to the write-off of the slant well, in the amount of $148,000, during the prior year.

Interest and Dividend income for both the current nine and three month periods was lower reflecting a reduced investment portfolio as a result of the October 1994 land purchase for cash.

A swing to a net funds outflow in the Pension Plan is attributable to increased retiree benefits and a lowering by the U. S. Government of actuarial interest rate assumptions for all pension plans. Interest expense was higher for both period comparisons due to new long term financing that was put in place. Although the amortization period was extended, a larger balance resulted in a net interest expense increase. Borrowing has been utilized solely to fund a major portion of renovation projects totaling over $1.2 million.

The current ratio for the period ended January 31, 1996 decreased to 4.22:1 from 4.44:1 at October 31, 1995. This was up from 2.60:1 at January 31,
1995. The slight decrease from October 31, 1995 is due to an increase in accounts payable for real estate taxes. The October figures were inflated from the effects of the refinancing. The year-to-year improvement over January 31, 1995 is a result of an increase in cash and accounts receivable in the current period associated with the helicopter sale to Dornier.

For the nine month period ending January 31, 1996, the Company is reporting an after tax gain of $16,188 or $0.02 per share. Results from operations for the first nine months and particularly the current quarter are not necessarily indicative of nor should they be used to project full year results.



10-QSB
Part II
Item 1-6

Part II Other Information

Items 1 thru 4 are not applicable to the November 1, 1995 thru
January 31, 1996 period.

Item 5. Other Information

Mr. Joseph L. Dorn Treasurer, Secretary and Principle Accounting Officer as well as a member of the Board of Directors retired as of February 1, 1996.
He will remain as a member of the Board of Directors and assist the President in a consulting capacity when called upon. The Board has not yet named a replacement to fill the other positions left vacant by his retirement.


Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits required - None
        (b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)


Date:  March 25, 1996
SGD/Dimitri P. Papadakos
-----------------------------------------
President and Principal Executive Officer


Date: March 25, 1996
SGD/John A. Rohrs
---------------------
Controller