Form 10KSB
period 1996-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 1996-08-20
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF

1934 for the fiscal year ended. APRIL 30, 1996.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from  ... to  ...

Commission file number  0-1684

       GYRODYNE COMPANY OF AMERICA, INC.
- ---------------------------------------------
(Name of small business issuer in its charter)

             NEW YORK                         11-1688021
- ----------------------------------         -------------------
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)

    17 FLOWERFIELD, SUITE 15
          ST. JAMES, NY                        11780-1550
- ---------------------------------------        ----------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number:  (516) 584-5400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class which registered:               Name of each exchange on
                                                    which registered
- --------------------------------------              ------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE                    NASDAQ

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9 days. Yes.X. No...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year were: $2,583,437.

The aggregate market value of the 516,820 shares of voting stock held by non-affiliates of the registrant on July 3, 1996 was $7,107,275. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's Common $1.00 par value stock as of July 3, 1996 was 1,000,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy statement to be filed pursuant to regulation 14A for the FY 1996 annual meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                                INDEX TO FORM 10-KSB
                                  FISCAL YEAR 1996

ITEM #

PART I

1  -Business
2  -Properties
3  -Legal Proceedings
4  -Submission of Matters to a Vote of Security Holders

PART II

5  -Market for Registrant's Common Stock and Related Stockholders' Matters
6  -Management's Discussion and Analysis of Financial Position and Results of
    Operations
7  -Financial Statements and Supplementary Data
      Independent Auditors' Reports
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statement of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
8  -Disagreements on Accounting and Financial Data

PART III

9  -Directors and Executive Officers of Registrant
10 -Compensation of Executive Officers and Directors
11 -Security Ownership of Certain Beneficial Owners and Management 12 -Certain Relationships and Transactions
13 -Exhibits, Financial Statement Schedules, and Reports on Form 8K
    Signatures

PART I

Item 1. Description of Business

       (a) Business Development:

Incorporated in New York in August 1946, Gyrodyne Company of America, Inc.
(GCA) was engaged in the design, development, and manufacture of contra-rotating coaxial helicopters. Although still maintaining an aerospace presence, the Company's primary focus today is developing value in its real estate assets. Gyrodyne Petroleum, Inc. (GPI), a wholly owned subsidiary, was incorporated in Delaware in 1965 and was established primarily to invest in oil and gas limited partnership interests. In 1966, Flowerfield Properties, Inc. (FPI), a wholly owned subsidiary, was incorporated in New York to manage investments in marketable securities and to participate in a citrus grove limited partnership in Florida.

GCA since its inception and for the next 25 years was primarily engaged in design, testing, development and production of coaxial helicopters. The Company's 326 acre Flowerfield property in St. James, New York was originally purchased in 1951 for use as a manufacturing facility and to provide sufficient space for flight tests. In order to diversify away from sole reliance on military contracts, the Company during the mid-sixties invested in limited partnerships for oil and gas exploration and in the development of raw land for citrus, the Callery-Judge Grove.

Substantially all aerospace work was conducted for the U.S.Navy, with a small procurement by the Japanese Maritime Self-Defense Force. From the mid-fifties to the early seventies, Gyrodyne manufactured and sold approximately 800 coaxial helicopters from its first small one-man helicopter, dubbed Rotorcycle, through its remotely piloted models QH-50A through QH-50D, with total sales amounting to approximately $200,000,000.00.

Following a sharp reduction in the Company's helicopter manufacturing business by 1972, and the total elimination of it by 1975 (except for providing spare parts), the Company began subdividing and renting out its idle manufacturing facilities in order to derive income. Aerospace operations were essentially halted until the mid-eighties when the Company negotiated two separate technology transfer agreements: one with Dornier GmbH of Germany and the other with Israel Aircraft Industries (IAI) of Israel. Although subjected to extensive delays due to changing world conditions, each licensee continues to show interest in the coaxial helicopter's future prospects.

From 1992-94, the Company was engaged in the manufacture of replacement rotor blades for QH-50 helicopters still in service with the U.S. Navy. This was the Company's first production contract in over twenty years. The Company just recently completed the sale of two re-manufactured helicopter platforms and is actively engaged in negotiations with its German licensee to modify its Technology Transfer Agreement. The Company's assets include proprietary manufacturing rights and an extensive parts inventory. There is no ready market for the Company's specialized technology. The value of these assets is subject to the availability of customers with suitable requirements.

Established in 1909, the Flowerfield property initially spanned one thousand acres. Today the property is identified solely with the Company's 326 acre parcel. Flowerfield increased to its present size in 1994 with the purchase of five acres for approximately one half million dollars. Flowerfield is home to approximately 202,000 square feet of buildings suitable for office, engineering, manufacturing and warehouse space. Flowerfield is the Company's single largest asset and primary focus.

Gyrodyne Petroleum, Inc. (GPI), was established primarily to invest in oil and gas limited partnership interests. Beginning in 1965, the initial major partners were Apache Oil and Austral Oil Company. During 1976, all Apache Oil partnership interests were disposed of. The Austral limited partnership assets through various acquisitions and mergers came under the management of Mobil Oil Corporation in 1984. In January 1988, Mobil Oil Corporation, then our general partner, divested itself of its interest in Rulison Field, Colorado. Four non-affiliated firms acquired individual leases and became the operators for our then segmented Rulison Field interest.

In 1991 Parker and Parsley purchased Mobil's entire interest in Ackerly Field, Texas, and in 1992, Meridian Oil Inc. acquired Mobil's entire interest in the Basin Dakota Field, New Mexico. The sale of Mobil's interests also signaled the demise of Oil Participants Inc., the umbrella company which was the vehicle for limited partnership investment by GPI. No longer a limited partner, GPI became a working interest owner in these various properties. In July 1995, the Company sold its interests in the Rulison and Basin Dakota assets. The balance of the remaining oil assets, Ackerly Field, is not deemed to be a significant portion of the Company's total assets.

In 1966, Flowerfield Properties, Inc. (FPI), was incorporated to manage investments in marketable securities and to participate in a citrus grove limited partnership in Florida. Active management of a securities portfolio was phased out in the late seventies. The Callery-Judge Grove is located 16 miles west of Palm Beach, Florida with a portion lying in the Indian River Basin. The Company's initial net investment position, after payout per the partnership agreement, was 17.5% which today, subsequent to a new equity offering, is 14.9%. In accordance with the partnership agreement, the Company has no active voice in the Grove's management which authority rests solely with the Managing Partner. The Grove interest is the Company's second largest asset.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

(b) Business of Issuer:

The Company is currently involved in four business segments. The Company manages its real estate and helicopter activities while it is a passive investor in the citrus operation and maintains a working interest only in a single oil property, Ackerly Field. Below is a summary of financial results by business segment for FY 1996 and 1995.

                                            Year Ended    Year Ended
                                             April 30,     April 30,
                                               1996          1995

Rental Income                               $1,879,287   $1,667,067
Aerospace Income                               704,150       17,220

Less:  Rental costs and expenses             1,430,192    1,167,325
       Net Aerospace expense                    83,908       78,482
                                             ---------     --------
Operating Income                            $1,069,337    $ 438,480
                                            ==========    =========

Other Income/(Loss):
     Citrus Grove Income (Note 1 & 7)       $    0        $(322,643)
     Oil and Gas Income (Notes 1, 2, & 3)      220,571     (172,477)
     Other Income (Net) (Notes 4 & 5)          (91,909)        (425)
                                             ---------     --------
Total Other Income                          $  128,662    $(495,545)
                                            ==========    =========

Identifiable Assets at Net Carrying Value
Real Estate Fixed Assets (Note 6)           $2,078,147   $1,552,544
                                            ==========   ==========

Note 1 - All inter-company transactions have been eliminated.
Note 2 - All company activity was within the United States of America.
Note 3 - See note number 3 of "NOTES TO CONSOLIDATED FINANCIALSTATEMENTS".
Note 4 - See Other Income discussion in Item 6 "Other Income".
Note 5 - See the Other Income section of "CONSOLIDATED STATEMENTS OF INCOME".
Note 6 - See note number 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".
Note 7 - See note number 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

The Business Segments in the financial statements reflect the unconsolidated real estate, aerospace and investment activities of Gyrodyne Company of America, Inc. The oil and gas activity of Gyrodyne Petroleum, Inc. is carried as investment income on the consolidated statements of income under the heading "Other Income." Flowerfield Properties, Inc.'s Citrus Grove income for FY 1995 is also carried under "Other Income". As noted later in this report, effective FY 1996 the Company elected to switch to the cost method of reporting changes in its Citrus Grove investment. Henceforth, changes in this investment will only reflect capital returned and cash contributed and will appear in the balance sheet only.

(1) Real Estate

The Company is not a real estate developer in the traditional sense. Acquisition of additional real estate assets is solely for the purpose of augmenting the development prospects of the Flowerfield property. Gyrodyne owns a 326 acre site, primarily zoned for light industry, approximately 50 miles east of New York City on the north shore of Long Island. Purchased in 1951, the property was initially surrounded by farm land. Major residential developments sprang up in the sixties, most notably, those constructed by the Levitt Organization. In the early sixties the State of New York began construction of a campus which today is the State University of New York
(SUNY) at Stony Brook. Covering over one thousand acres, Stony Brook University is a major research center complete with tertiary care hospital and veterans hospital. The University's High Technology Incubator already boasts numerous graduates creating an on-going need for research and development space.

There are two major industrially zoned parcels bracketing the University, one to the east and Flowerfield to the west. The eastern parcel, located solely in the township of Brookhaven, is approximately one hundred acres in size with road accessibility provided by a four lane east-west route. Currently the parcel is approximately sixty percent developed with the balance to be completed in an estimated four to five years. Total build out is anticipated at 1,000,000 square feet.

The Flowerfield property is bisected by the town lines of Smithtown and Brookhaven Townships. The existing buildings and approximately 144 acres are located in the town of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the town of Stony Brook, Township of Brookhaven.

The approximately 326 acres of land are zoned for use as shown below:

Approximate Acreage

                          Light        Residential
Township       Total     Industry     and/or Buffer
Smithtown       144        120             24
Brookhaven      182        173              9
                ---       ----            ---
Total           326        293             33
                ===       ====            ===

Flowerfield is the single largest undeveloped privately ownedindustrially zoned parcel in the township of Smithtown. All of the acreage is contiguous. However, the Port Jefferson Branch of the Long Island Railroad runs through the property, with 73.5 acres lying to the north of the Railroad, and the balance to the south.

The site has several additional positive features. Flowerfield's location places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. Flowerfield and Stony Brook University share mirroring road frontage on a local secondary road which has become the basis for a road/bridge link between the two campuses. The possible linkup could provide a regional traffic solution. The pristine nature of the Flowerfield property adds to planning flexibility thus permitting a wide range of development plans such as corporate headquarters buildings, satellite incubators and a conference center.

Improvements to Flowerfield over the years include nearly five miles of roads and approximately ten acres of paved parking areas. There are five main building groups with rental unit sizes ranging from 300 square feet to 25,000 square feet, with the 1,000 square foot units being most numerous. Where practical, separate utilities have been provided for each suite. Given the location and size of rental units, the Flowerfield Industrial Park attracts small start-up companies that are not dependent on extensive material or product handling. Flowerfield lies seven miles north of the Long Island Expressway.

Mandated Infrastructure Improvements
                                                                    Projected
   Project(s)                    Agency or Mandate                  Completion

Industrial building public       Suffolk County Department of
water backflow prevention        Health
                                 Suffolk County, New York           on-going

Inspection, maintenance and/or   N.Y.S. Department of
removal of in-ground oil tanks   Environmental Control (DEC)        on-going

Handicap access to facilities    Americans With Disabilities Act    on-going

Hazardous material disposal      Environmental Protection Agency
                                 (EPA)                              on-going

It is currently estimated that costs associated for compliance with government regulations will cumulatively approach $200,000 over the next few years. It must be noted that there may be additional compliance costs in the event that proposed approaches to various projects are modified or nullified by pending changes in regulations or adverse administrative interpretations.

The Company has undergone extensive reviews of development possibilities, and in June 1996, the Board of Directors adopted a preliminary Master Plan for Development. A broad range of efforts are now underway to further focus the preliminary plan and garner community input and support. The adoption and implementation of the development plan will be market driven and should not be viewed as a short term project. Further marketing and technical surveys must be conducted prior to the promulgation and submittal of a required environmental impact statement to village, town and county officials.

With the exception of two individuals assigned to aerospace activities, essentially all Company personnel are directly involved in support of real estate operations. Depending on seasonal requirements, total full time personnel vary between eighteen and twenty-five.

(2) Oil and Gas

As noted earlier, Parker and Parsley acquired Mobil Oil's interest in the Ackerly Field, Texas property in 1991. As part of the arrangement, Mobil contracted with Parker and Parsley for the purchase of the total field output providing a guaranteed customer. GPI's interest is:

Name        Location                         % Avg. Net
of-Field    County/State - Gross Acreage     Revenue - Interest
- --------    ----------------------------     -------------------
Ackerly     Dawson, Texas - 6,540 Acres      4.5%

The estimated monthly output is roughly one thousand gallons per month with gross revenues fluctuating with the spot price of oil, currently $21/bbl
(July 96). Expenses, ad valorem taxes and unscheduled maintenance reworks average approximately $10,000 per month. GPI's initial acquisition of Ackerly was as an operating field and as such, the field is well over thirty years old. Environmental compliance expenses, particularly for casing leaks, have tended to rise over time with oil output remaining essentially flat. Current net returns are attractive but may fluctuate over time.

(3) Citrus Grove

From its inception in 1965, the net worth of the Grove Partnership, based on its appraised value, has increased approximately 600% while cash distributions to the partners have amounted to $31 million or 500% on a base investment of $5.5 million. At the formation of the Partnership, the Company's interest was 20%. However, as provided in the Agreement, upon payout of each limited partner's initial equity participation, the General Partner was granted a 12.5% share of Grove earnings and equity which effectively reduced the Company's share of the Partnership to 17.5%. Based on the recent capital infusion, in which the Company did not participate, the Company's share has declined to 14.9%. During calendar year 1976, the Grove realized its first profit from operations and by 1981 the Limited Partners had recouped their original cash investment. To date Flowerfield Properties Inc. has received, in cash, five times its $1.1 million original investment.

In 1995 the Company signed an amendment to the Partnership agreement which extends the life of the Partnership from 1999 to 2019. In addition, it provides greater flexibility to the General Partner in such areas as financing, cash distribution and bonuses. In April of 1995, a $6 million subscription program for additional capital was instituted by the Grove. Existing Partners were given the opportunity to subscribe to this financing at the same level as their current investment. Gyrodyne deferred and did not participate in the offering. Although the Company's percent of ownership of the Grove was reduced, the actual dilution of investment interest was relatively insignificant.

The original Callery-Judge Grove prospectus envisioned the development of nearly four thousand acres of marsh land into citrus producing acreage. With the exception of the Indian River Basin acreage which was earmarked for grapefruit due to the marketing cache of the area, the balance of the tract was to be planted in commodity type citrus such as oranges and lemons. The Grove's irrigation system of canals and pumping stations served the development effort satisfactorily reclaiming the anticipated acreage. Today, advanced techniques of laser leveling, efficient drainage tile design, and automated water and nutrition management systems place the Grove at the forefront in garnering higher per acre yields.

Economic pressures significantly changed the Grove's citrus mix. Affected by successive large California lemon crops, the Grove first phased out lemons as an unviable commodity in the early eighties. Continued success by direct marketers of fresh fruit and the vagaries of the juice market due to Mexican and South American imports, led the Grove to conclude that future profitability lay with niche markets for specialty varieties of table fruit. The Grove Management mapped out a three pronged plan: 1) replant with specialty varieties, 2) develop in-house marketing capability and 3) vertically integrate.

Following the canker scares of the mid-eighties, which precluded replanting with outside stock for fear of contamination, the Grove began implementing its plan in 1988 to reposition itself. Studies showed that, although short term profitability would suffer from a major replanting, long term results would ensure the viability of the Grove. Approximately forty percent of the Grove has been completely replanted with an emphasis on specialty tangerine varieties. The Grove's current mix includes a total of seventeen citrus varieties. The Grove has now become the largest producer of tangerines in Florida.

With a change in the Managing Partner in 1992, the Grove began aggressively marketing not only the private Callery-Judge brand through direct sales to institutions and individuals but also directly to Japan. Acquisition of additional shares in the Ocean Spray Co-op have also helped stabilize the juice-solids market as has participation in the new Tangerine Exchange that mitigates the impact of dumping.

Vertical integration requires methods of controlling production, marketing and distribution. The completion of the Grove's packing plant in October 1995 insures timely future packouts with maximum flexibility in meeting market demands as well as the complete control of quality required of a premium fresh fruit purveyor. A primary economic justification for the packing plant, sharply reduced shipping costs, has been validated by early results. Additionally, quick change over of fruit types should contribute to profits as small high yield runs can be scheduled.

The Grove has been acknowledged by the press and academic community for being a "green grower" by utilizing environmentally friendly methods. At any given time, numerous pilot programs with the state's agriculture department and/or the University of Florida are under way. There are no known significant unresolved environmental issues outstanding following the completion of construction of the packing plant.

Starting May 1, 1995 the Company changed from the equity method of accounting to the cost method of accounting. Henceforth, the Company's investment in the Grove will only change when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 1996. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000. A more complete discussion can be found under Item 6. Management's Discussion and Analysis.

(4)  Aerospace:

The Company's primary aerospace product is the QH-50 model remotely piloted coaxial helicopter. Although sold as an integrated package: engine, fuselage, rotating controls, avionics, rotor blades, actuators, fuel tank(s) and payloads to the U.S. Navy, Gyrodyne currently specializes in the assembly and testing of dynamic platforms only. This consists of the fuselage, rotating controls, rotor blades and fuel tank(s). All chemical testing and processing is subcontracted, and therefore, there is no environmental exposure.

From the late forties through the sixties, the Company ushered in numerous technological milestones including the world's first successful coaxial flight test, first convert-a-plane, first free drone helicopter flight, and first fully composite rotor blade. The Company's unique patented "tip brake" design solved directional control problems inherent in the coaxial rotor system thus fostering development. In 1993 the Company was granted a new patent on a retractable tip brake which will permit the design of more efficient blades in the future.

As a result of efforts during the 1980's, the Company negotiated two multi-phased licensing agreements which cover both evaluation and manufacturing stages for its QH-50 helicopters and derivatives. Dornier, GmbH, a subsidiary of Daimler-Benz AG, Friedrichshafen, Germany, was awarded a license (1986) for the European NATO countries while Israel Aircraft Industries Ltd./Technologies Division (IAI), Ben-Gurion International Airport, Israel received a license
(1987) for Israel.

The agreements provide for Gyrodyne to furnish Dornier and IAI with technical assistance and technical data in order for them to evaluate the suitability of the Gyrodyne helicopter for their various applications. It is anticipated that, if the evaluations provide favorable results, final licensing agreements will be signed whereby Gyrodyne will furnish additional technical and manufacturing data to enable each licensee to produce the remotely piloted QH-50 helicopters.

It was initially anticipated that the evaluation phase of each licensing contract would last approximately two and one half to three years. Numerous extended delays have been encountered by each licensee with respect to the promulgation of air vehicle requirements by their respective governments, securing incremental development funding, and attracting third party customers. Both licensees have opted to market the basic QH-50 configured platform with modern customized electronics, updated software and a new power plant. Each version of the QH-50 is capable of handling varied mission requirements and/or integrating various payloads such as sensors, radars, armaments, and communications gear.

For the evaluation phase, the Company received fees of $500,000. Should both final agreements be executed, additional fees of approximately $3 million can be anticipated. The licensing agreements would remain in effect in perpetuity and provide for staged royalty payments. The primary sales territories for Dornier are the NATO European nations and for IAI, Israel. To cover uncommitted territories, there is the possibility that additional licensing agreements may be signed in the future or the current agreements broadened to encompass new areas. All licenses and sales are subject to the approval of the U.S. Department of State.

On September 6, 1995, Gyrodyne signed a contract with Dornier GmbH for the sale of two re-manufactured QH 50 helicopters for $700,000. The vehicles will be used for the VTOL UAV Demonstrator Program being conducted for the German government. The second platform was shipped to Dornier in April 1996 with the on-site technical assistance portion of the agreement concluded in June 1996. Gyrodyne and Dornier have begun negotiations to modify the existing Technical Transfer Agreement to accommodate proposed changes requested by the German government. It is anticipated that an accord will be reached by year end.
The existing agreement with IAI is set to expire on November 6, 1996.

Item 2. Description of Property

(c) Description of Real Estate and Operating Data

Gyrodyne Company of America, Inc. (Consolidated) owns, in fee, approximately 326 acres located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of industrial building space and maintains its corporate office and manufacturing facilities on site. In 1994, approximately 5 acres of land adjacent to the Company's property were purchased. For a more detailed description, see Item 101. Description of

Business (b) (1) Real Estate

The land is carried on the Company's books at cost in the amount of $670,129, while the 202,000 square feet of space is carried at a depreciated cost of $1,233,366. At the current time, the property and buildings that are used by the Real Estate segment of the business, except for Building #7 and the surrounding 6 1/2 acres which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The balance of the mortgage as of April 30, 1996 is $1,015,000.

The average age of all the buildings is nearly thirty-six years, and the facilities are undergoing continuous maintenance repair cycles for roofs, paved areas, and building exteriors. The external appearance of all buildings is that of well maintained mature properties. The general condition of internal infrastructure HVAC, electrical and plumbing is above average for facilities of this age. The grounds feature extensive landscaping and are neatly groomed commensurate with other business parks.

A Phase I Environmental Study was conducted by Lockwood, Kessler & Bartlett, Inc., September 1993, with the resulting assessment that "...there appear to be no significant grounds for concern regarding hazardous materials use, storage, or contamination at the subject site." For further discussion on environmental issues, see Item 1. Description of Business (b) (1) Real Estate.

On June 13, 1996, the Board of Directors adopted a preliminary Master Plan for the development of the Flowerfield property. The plan, generated by consultants Henderson and Bodwell L.L.P. of Plainview, New York, is based on a planned unit development concept. A more detailed discussion follows in
Item 6. Management's Discussion and Analysis.

The Company's official address is:

Gyrodyne Company of America, Inc.
17 Flowerfield Suite 15
St. James, New York 11780-1551

The Company currently maintains a $10 million dollar liability umbrella policy and has selectively insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. Of the five large non-contiguous industrial buildings: two, are constructed of prefabricated metal panels; two, of cement blocks with metal deck roofing; and one, clay brick and stucco with a gabled wood roof. One of the block buildings has an in-place sprinkler system which is currently functional but not recognized for insurance purposes. It is Management's opinion that the premises are adequately insured.

Almost all available space has been subdivided and is available for rent, except for approximately 18,000 square feet which has been reserved for Company use. Of the 184,000 gross square footage available for rent, approximately 15,000 square feet comprise common areas such as hallways, foyers and rest rooms. A summary of operating results:

Fiscal                            Operating     Occupancy       Nominal
 Year    $Revenue     $Expenses    $Margin     Rate in Pct.  $Rate per sq ft*
- ------   ---------    ---------   ---------     -----------  ----------------
 1993    1,422,326    1,036,221    386,105         80            9.82
 1994    1,495,952    1,172,028    323,924         80            9.77
 1995    1,667,067    1,167,325    499,742         82           10.15
 1996    1,879,287    1,430,192    449,095         86           11.35

*exclusive of land rentals

In FY 1996 three tenants individually exceeded 10% of total rental income, representing an aggregate 45%, with one tenant exceeding 21%. Correspondingly, in FY 1995, three tenants each exceeded 10% of total rental income for a 50% aggregate total. The leases of these major tenants all contain periodic cost of living escalators as well as various pass-through increases for such items as real estate taxes, fuel oil increases, security services and building insurance. For tenants with stand alone buildings, certain pass-throughs do not apply because the associated service costs are fully assumed by the tenants.

As of April 30, 1996, the Company had a 13.6% vacancy rate vs. 18.2% for the same period last year. The primary catalyst for the improvement was the addition of a major tenant which leased 11,630 sqft for an 11 year term. This tenant operates a child's day care center and started operations in September 1995.

Most of the Company's tenants are start-up or small businesses that seek small spaces and short term leases. The average square footage of tenants whose leases expire within twelve months is less than 1,000 sqft. The Company's exposure to short term market rental rate conditions is reflected in the accompanying table. A summary of lease terms:


FY 1996 Lease Summary

Balance of time           # of        Total       Relative Pct     Relative Pct    Approximate
remaining on              Tenants     square      of total         of total        dollar value
of lease                              footage     rented space     dollar value    rentals


Up to 1 year                 65       63,604        40.1%             35.3%        $ 663,000
From 1 to 2 yrs              10       14,819         9.4%              6.5%          123,000
from 2 to 5 yrs               6       80,039        50.5%             58.2%        1,093,000
                          -----      --------      -------           ------       ----------
Total                        81      158,462       100.0%            100.0%       $1,879,000
                          =====      =======       ======            ======       ==========


A summary of occupancies at April 30 1996:

Type of Occupancy       Square Footage    Percent of Total

Office                          29,277          18.5
Manufacturing/R & D             34,696          21.9
Service/Misc.                   94,489          59.6
                        --------------    -----------------
Total                          158,462         100.0
                         =============    =================


Depending on the type of prospective occupancy, there are approximately 7,500 square feet of long term vacancies that require extensive renovation. Management estimates that the cost of renovation will be approximately $30/sqft. or $225,000. Upon securing viable tenants, the Company may seek outside financing for such renovations. Rental units turned over in the normal course of business are refurbished from internal cash flow.

Depreciable asset categories and rates are enumerated in Footnote 2 to the Financial Statements. Real estate taxes paid to the township of Smithtown for FY96 were $228,226.96 based on a rate of $99.45/$100 of assessed value. Real estate taxes paid to the township of Brookhaven for FY96 were $109,230.40 based on a rate of $144.68/$100 of assessed value.

Item 3. Legal Proceedings

The Company is named as a defendant in a number of legal proceedings arising in the normal course of business. Management, after reviewing all actions and proceedings pending against or involving the Company considers that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material.

None of the Company's subsidiaries is party to, nor is any subsidiary-owned property subject to, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of either Fiscal Year 1995 or 1996.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market information:

The Company's Common Stock $1 P.V. (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Set forth below are the high and low bid and asked prices as reported by NASDAQ for the periods indicated. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and do not necessarily reflect actual transactions.

Quarter Ended*        Bid Price Low         Asked Price High

Fiscal 1995
July 31, 1994            $9.14                    $11.57
October 31, 1994         $9.43                    $12.14
January 31, 1995        $10.57                    $12.50
April 30, 1995          $11.00                    $15.00

Fiscal 1996
July 31, 1995           $13.50                    $16.00
October 31, 1995        $15.00                    $16.00
January 31, 1996        $14.00                    $15.75
April 30, 1996          $12.00                    $14.13


* Quotations prior to January 20, 1995 have been adjusted for the 7 for 4 stock split effective on that date.


(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                           Number of Holders
Title of Class                             as of July 03, 1996
- ------------------------------             -------------------
Common Stock, $1.00 Par Value              2,200

(c)  There were no dividends declared in the current or prior fiscal year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

Revenues

Additional tenants along with higher rental rates combined to increase real estate revenue by $212,000. Coupled with aerospace sales, total revenue for the fiscal year ended April 30, 1996 increased $899,000 to $2,583,000 from the previous year's $1,684,000.

Operating Costs

Nonrecurring costs elevated expenses over the prior year by $263,000. Extensive renovations, road and roof repairs and a resurfaced building facade contributed the major share. Additionally, new mandates on in-ground fuel tanks led to accelerated remediation in FY 1996. Numerous tanks whose scheduled testing cycle extends beyond the new 1997 cutoff must now be removed regardless of serviceable condition. The most severe winter in decades also contributed to elevated expenses for manpower, materials and equipment.

FY 1997 results should absorb the balance of deferred maintenance projects and completion of fuel tank compliance expenses. In addition, expenses will reflect a nonrecurring charge in excess of $100,000 for completion of land improvements associated with the purchase of the five acre plot purchased in 1994. Wages, real estate taxes and utility expenses are budgeted to outpace inflation again. It is projected that FY 1998 will benefit from sharply reduced expenses.

Based on preliminary negotiations, rental revenue should again increase in FY 1997. Vacancy rates dropped from 18% to 14% in FY 1996. This trend should continue in FY 1997. Net aerospace expense will reflect the final processing costs on the sale of the two platforms to Dornier plus expenses related to prototype development initiatives. The budgeted aerospace deficit is approximately $100,000.

General and Administrative Expenses

On a consolidated basis for the year ended April 30, 1996, General and Administrative expense was $865,236 versus $725,772 for the year ended April 30, 1995. For analysis purposes, the Company has divided General and Administrative Expenses into four expense pools: 1) Remuneration, which includes all compensation expenses related to executive and support staff;
2) Corporate Governance, which includes all expenses related to the Board of Directors and its subcommittees, maintenance of stockholder records and NASDAQ listing requirements, and long range strategic planning; 3) Overhead, corporate overhead expenses for accounting services, depreciation, maintenance, utility charges, insurance, etc., and 4) Special Projects, expenses related to the Master Plan for the Flowerfield property, acquisitions, financing charges and consulting expenses for project advisement. The FY 1995 expenses have been adjusted to maintain comparability with FY 1996 results.

G&A Segments

G&A Expenses              FY96              FY95
Remuneration            $567,063         $499,396
Corporate Governance     $95,483          $79,730
Overhead                $150,196         $146,646
Special Projects        $52,494                $0
                        --------         --------
Total                   $865,236         $725,772
                        ========         ========

FY 1996 was the first year in which stock options issued under the 1993 Stock Incentive Plan vested and were exercised. As a result, option recipients recorded income, and the Company recognized a corresponding expense which amounted to $77,000. Corporate Governance expenses rose reflecting the use of outside legal consultants in long range planning. With each item contributing roughly half the expense, Special Projects spending included bank fees and closing costs on the $1,050,000 mortgage and architectural fees for the day care center renovation.

Other Income and (Expense)

Continuing losses from gas production prompted the Company to sell its gas assets. The Company realized net cash of $201,000 on a gross sale price of $283,890 which resulted in a taxable gain of $172,176. Contributing to the sharp contrast in the year-to-year comparison was the $153,964 slant well write-off recognized in FY 1995. (Footnote 3 to the Financial Statements provides a more detailed analysis.) The Company's remaining petroleum interest is an oil investment which currently generates a net annual cash flow of approximately $75,000.

As a result of a $6 million subscription program for additional capital instituted by the Callery-Judge Grove last year, in which the Company did not participate, the Company's investment percentage declined from 17.5% to 14.9%. In addition earlier in the year, the Grove partners ratified a new partnership agreement that reconstituted the partnership, substantially altered the composition of the General Partner and extended the life of the partnership for an additional twenty years to 2019. Continued timing differences for financial reporting purposes between the Company's April 30 fiscal year and the Grove's December 31 calendar year would be exacerbated if the Grove's proposed June 30 fiscal year were approved by the IRS.

Ownership and elements of control are two basic criteria in determining the accounting treatment of interests in varying forms of business ventures. By legal definition, a limited partner in a partnership has no say in the management of a partnership, and hence, has limited liability. Management rests solely with the Managing Partner who is selected by the General Partner. Further, a nominal threshold of 20% ownership in a business venture is commonly utilized as a standard to determine the efficacy of consolidating earnings for reporting purposes. For Fiscal Year 1996, the Company adopted the cost method of accounting in favor of the equity method previously used. Henceforth, only cash disbursed from Grove earnings will be recorded as income in the period received. As a result of the accounting change, no earnings or loss was reported for FY 1996 as compared to a loss of $322,643 in FY 1995. There was no cash transactions during Fiscal Year 1996 and the Company does not anticipate receiving income from the Grove in FY 1997.

Interest and dividend income edged lower by $8,900 due to a reduction in investment funds. Expenditures for the day care center renovation prior to the consolidation of an outstanding term loan and construction loan, led to a reduction in working capital. With the execution of the mortgage agreement and receipt of the first installment of the proceeds of the helicopter sale, investment funds rose at the end of the period.

In 1990, the Company adopted the method of "Employers' Accounting for Pensions" prescribed by the Financial Accounting Standards Board ("FASB") Statement
No. 87. The application of FASB 87 resulted in recognition of approximately $38,000 of net periodic pension expense for the year ended April 30, 1996 compared to approximately $8,000 of net periodic pension income for the year ended April 30, 1995. The shift from income to expense in FY 1996 reflects the restructuring of the plan which increased benefits to plan participants.
No contributions to the plan by the Company were required during fiscal years 1996 or 1995.

Results from Operations

After giving effect to the exercise of stock options, results from operations after taxes were a gain of $0.12 per share for the period ended April 30, 1996, versus a loss of ($0.56) per share for the prior year. The pre-tax gain of $276,076 generated an income tax expense of $159,773 and resulted in net income of $116,303 compared to a loss of $563,060 in FY 1995. A net operating loss carry forward from prior years offsets the tax on the current year's gain. The major items effecting the current year gain were; the sale of two helicopters, the sale of the Company's gas investments and the change in accounting treatment for the Citrus Grove.

Liquidity and Capital Reserves

The Company's cash position increased $528,000 during the year as a result of the sale of the Company's gas well interests and the receipt of half of the funds from the helicopter sale. The balance of the proceeds from the helicopter sale were received during the first quarter of FY 1997. The $574,248 decrease in cash position at the end of FY 1995 essentially reflected the purchase of five acres of land.

During the current year, the Company engaged McCarthy & Associates to develop, predicated on budgeted forecasts, a financial plan suitable for presentation to financial institutions. The Company also commissioned Henderson & Bodwell, L.L.P. consulting engineers to draw up a preliminary Master Plan for the development of the Company's Flowerfield property. In conjunction with these efforts, the law firm of Cahn Wishod & Lamb was called upon to examine the ramifications of alternate development scenarios. As a result of these joint efforts, the Board of Directors adopted a preliminary Master Plan in June 1996.

As noted earlier in this report, certain additional specialists must be engaged to provide qualified studies and opinions in diverse areas such as marketing, traffic pattern studies, environmental impacts and community interface. The Company has estimated in numerous prior reports that the cost of adopting a
presentation caliber Master Plan proposal would be at least $250,000.   In
order to mitigate the effect of this large expense on cash reserves, the Company has discussed arrangements to compensate certain consultants, in part, with restricted investment type common stock.


The Company is forecasting heightened development activity for FY 1997. The Brookhaven Industrial Development Agency has been designated a recipient of a $25,000 New York State grant to oversee a feasibility study on a road link between the Flowerfield and Stony Brook University sites. The contract has been awarded to L.K. McLean, consulting engineers, with an anticipated completion date of September 1996.

Other requirements that have been identified for additional financing during the coming year are: construction of a day camp, new facilities at the reception center, infrastructure improvements at the fair grounds and building
 renovations.   The extent to which external financing is available and the net demands on working capital will determine the pace at which these projects will progress. The Company expects, in a timely manner, to compete the required land improvements secured by a $200,000 irrevocable letter of credit. Upon satisfaction, the $200,000 will be returned to working capital.

Effects of Inflation

It is the Company's policy to have multi-year leases contain cost pass-through provisions for increases in real estate taxes, fuel costs, building insurance, cartage and security guard services, as applicable. The balance of the Company's operations, including rental rates, income from the Grove and petroleum revenue are subject to free market forces.

Item 7. Financial Statements and Supplementary Data

See following pages.

Auditors letter

HOLTZ RUBENSTEIN & CO., LLP
Certified Public Accountants
Business Advisers

Independent Auditors' Report


Board of Directors and Shareholders
Gvrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheet of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1994 financial statement of the Callery-Judge Grove, a limited partnership in which the Company had a 17.5% equity interest, which statement reflects a net loss of $(1.211,081) for the year ended December 31, 1994 and the Company has recorded its proportionate share of such loss in its consolidated income statements. This statement has been audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to reported income from this investment in 1995, is based solely on the report of the other auditors.

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

In our opinion,-based upon our audits and the report of other auditors with respect to the Callery-Judge Grove as described above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Company changed its method in accounting for its investment in the limited partnership in 1996.

SGD/HOLTZ RUBENSTEIN & CO., LLP
- ------------------------------
Melville, New York
June 12, 1996



                           GYRODYNE COMPANY OF AMERICA, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    APRIL 30, 1996
                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $ 713,228
    Short-term investments                                          189,716
    Accounts receivable, less allowance
    for doubtful accounts of $6,000                                 459,507
    Prepaid expenses and other current assets                       218,003
                                                                   --------
        Total current assets                                      1,580,454
                                                                  =========

INVESTMENT IN OIL AND GAS PROPERTIES (Note 3)                             0
INVESTMENT IN CITRUS GROVE PARTNERSHIP (Note 4 & 16)              1,585,104
PROPERTY, PLANT AND EQUIPMENT  (Note 2)                           2,078,147
PREPAID PENSION COSTS (Note 7)                                    1,752,019
OTHER ASSETS (Note 8)                                               215,289
                                                                 ----------
                                                                 $7,211,013
                                                                 ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                        $ 346,675
    Current portion of long term debt (Note 12)                     70,000
    Income taxes payable - Deferred (Note 6)                             0
                                                                 ---------
        Total current liabilities                                  416,675
                                                                 ---------
LONG TERM DEBT (Note 12)                                           958,675
DEFERRED INCOME TAXES (Note 6)                                   1,231,114
                                                                 ---------
                                                                 2,189,789
                                                                 =========

COMMITMENTS  (Notes 13 & 15)
STOCKHOLDERS' EQUITY: (Notes 10 & 11)
    Common Stock par value $1 per share
       authorized 2,000,000 shares, 1,531,086 shares issue
       (including 530,535 shares held in treasury)               1,531,086
    Capital in excess of par value                               6,172,311
    Deficit                                                        (47,588)
                                                                ----------
                                                                 7,655,809
    Less cost of shares of common stock held in treasury        (3,051,260)
                                                               -----------
                                                                 4,604,549
                                                               ===========
                                                                $7,211,013

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                      Years Ended April 30,
                                                      1996            1995
                                                      ----            ----
REVENUE:
 Rental income (Note 5)                              $1,879,287 	 $1,667,067
 Aerospace income  	                                    704,150       17,220
                                                      --------     ---------
                                                      2,583,437     1,684,287
                                                      ---------     ---------

COSTS AND EXPENSES:
 Cost of maintaining  rental property                 1,430,192     1,167,325
 Aerospace expense                                       83,908        78,482
 General and administrative                             865,236       725,772
                                                      ---------     ---------
                                                      2,379,336     1,971,579
                                                      ---------     ---------
Gross Operating Income/(Loss)                           204,101      (287,292)

OTHER INCOME AND (EXPENSES:)
 Equity in gain/(loss) of oil and gas
  investment (Note 3)                                   220,571      (172,477)
 Equity in (loss) of Citrus Grove
  Partnership (Note 4 &16)                                    0      (322,643)
 Interest & dividend income                              28,335        37,258
 Pension (expense)/income (Note 7)                      (38,091)        7,678
 Loss on pension settlements (Note 7)                   (56,687)            0
 Interest expense                                       (82,153)      (45,361)
                                                      ---------      --------
                                                         71,975      (495,545)

GAIN/(LOSS) BEFORE INCOME TAX                           276,076      (782,837)
INCOME TAX EXPENSE/(BENEFIT) (Note 6)                   159,773      (219,777)
                                                       --------     ---------
NET GAIN/(LOSS)                                        $116,303     $(563,060)
                                                       ========     =========
	WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING (Note 10)                    997,465       988,908
                                                       ========      ========
GAIN/(LOSS) PER SHARE                                  $   0.12     $   (0.56)

See notes to consolidated financial statement

GYRODYNE COMPANY OF AMERICA, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED APRIL 30, 1996




                             Common Stock                                              Treasury Stock
                           --------------------     Capital in   Retained    ------------------------------------
                                            Par     Excess of    Earnings/
                           Shares         Value     Par Value    (Deficit)   Shares         Cost         Total


Balance April 30, 1994    1,107,268   $1,107,268   $6,518,069    $399,169    542,178    $(3,118,208)   $4,906,298

Stock split (7 for 4)       423,818      423,818     (423,818)                                                  0

Net (loss)                                                       (563,060)                               (563,060)
                          ---------   ----------   ----------    ---------    -------    -----------   ----------
Balance April 30, 1995    1,531,086   $1,531,086   $6,094,251   $(163,891)   542,178    $(3,118,208)   $4,343,238

Stock option exercise                                  78,060                (11,643)        66,948       145,008

Net gain                                                          116,303                                 116,303
                          ---------   ----------   ----------    --------    -------    -----------    ----------
Balance April 30, 1996    1,531,086   $1,531,086   $6,172,311    $(47,588)   530,535    $(3,051,260)   $4,604,549
                          =========   ==========   ==========    ========    =======    ===========    ==========

See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED APRIL 30,
                                                                       1996                   1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain/(loss)                                                        $116,303             $(563,060)
                                                                     ----------             ---------

Adjustments to reconcile net gain/(loss)
 to net cash used in operating activities:
   Depreciation and amortization of oil and gas investments             139,840               118,468
   Depreciation and amortization of plant and equipment                  79,203                62,000
   Loss on abandoned wells                                                    0               153,964
   Deferred income tax provision (benefit)                              103,114               (28,204)
   Pension expense/(income)                                              38,091                (7,678)
   Loss on pension settlements                                           56,687                     0

Changes in operating assets and liabilities:
(Increase) decrease in assets:
   Accounts receivable                                                 (375,642)               14,111
   Prepaid expenses and other                                            (8,547)              169,621
   Other assets                                                          37,755              (199,348)
   Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                100,906               (34,438)
                                                                        -------              --------
   Total adjustments                                                    171,407               248,496
                                                                        -------              --------
   Net cash provided/(used) in operating activities                     287,710              (314,564)
                                                                        -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term government securities                          111,210                    93
  Increase in oil and gas investments                                         0                (4,344)
  Decrease in Citrus Grove investment                                         0               322,643
  Increase in Fixed Assets                                             (604,806)             (458,076)
                                                                       --------              --------
  Net cash (used) by investment activities                             (493,596)             (139,684)

CASH FLOWS (USED)/PROVIDED BY FINANCING ACTIVITIES:
  New borrowings                                                       1,266,000                    0
  Repayment of debt                                                     (677,324)            (120,000)
                                                                       ---------             --------
  Net cash from borrowings                                               588,676             (120,000)
  Stock option exercise                                                  145,008                    0
                                                                       ---------             --------
  Net cash from financing activities                                     733,684             (120,000)

Net (decrease)/increase in cash and cash equivalents                     527,798             (574,248)
Cash and cash equivalents at beginning of year                           185,430              759,678
                                                                        --------             --------
Cash and cash equivalents at end of year                                $713,228             $185,430
                                                                        ========             ========


See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996, AND 1995

1. Summary of Significant Accounting Policies:
a. Description of business

Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York. The Company also has investments in a citrus grove partnership and in oil and gas properties.
Prior to 1975, the Company's primary business was the design, testing, development and production of coaxial helicopters. Although the Company cannot be considered an active airframe manufacturer, it is involved in certain licensing agreements that, if exercised, would enable the licensees to produce the Gyrodyne coaxial helicopter.

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

c. Investments

1. The Company accounts for its oil and gas investments under the equity method. Its' investment in the oil and gas properties represents the Company's proportionate share of drilling costs. Tangible assets are depreciated using the 200% declining balance method with a 5 year class life and intangible assets are amortized using the straight-line method over a twelve year period. During the year the Company sold its investment in gas producing wells and realized a net gain of $172,176.

2. The Company accounts for its investment in the citrus grove under the cost method. Under this method any distributions by the citrus grove will be income in the year of distribution and capital contributions by the Company will increase the value of the investment. (See Note 4)

d. Depreciation and amortization

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

f. Reclassifications

Certain reclassifications have been made in the 1995 financial statements to conform to the presentation used in 1996.

g. Earnings per share

Earnings per common share are based on the weighted average number of common shares outstanding during the year.

h. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Property, Plant and Equipment:

Property, plant and equipment as of April 30, 1996 consists of the following:

                          Estimated                 Allowance           Net
                            Lives       Cost       for Deprec.         Assets

Land                          -      $  670,129    $    0           $  670,129
Buildings and improvements  20-33     4,221,506     2,988,140        1,233,366
Machinery & Equipment and
Furniture & Fixtures         3-10       469,578       294,926          174,652
Total                                $5,361,213    $3,283,066       $2,078,147

Substantially all buildings and improvements are held for lease. Approximately half of Tenant leases are for one or two years. Certain leases serve as collateral for the Company's outstanding bank debt. On October 5, 1994 the Company purchased an adjacent parcel of land for $499,900. In connection with this purchase, the Company delivered an irrevocable letter of credit to the seller in the amount of $200,000 to secure the performance of certain land improvements by the Company. The Company has until October 5, 1996 to perform these improvements. During the current fiscal year the Company made approximately $500,000 in capital renovations to Building #7 for a new tenant who is operating a child care center.

3. Investment in Oil and Gas Properties:

The results of operations from the Company's investment in oil and gas properties are summarized as follows:
                                                    Year ended
                                                     April 30,
                                              1996              1995
Sales of oil and gas                        $197,499         $ 265,147
Oil and gas production expenses              121,069           165,192
Amortization expense                          27,722            82,043
Depreciation expense                             313            36,425
Abandoned well costs                               0           153,964
                                            --------          --------
                                             149,104           437,624
                                            --------          --------
Gain\(Loss) from operations                 $ 48,395         $(172,477)
                                            ========         =========

Sale of gas investments                     $283,980         $       0
Unamortized investment in gas                111,804                 0
                                            --------         ---------
Gain on sale of gas investments              172,176                 0
                                            --------         ---------
Gain\(Loss) before income tax               $220,571         $(172,477)
                                            ========         =========

In the current fiscal year the Company finalized the sale of its gas investments in Colorado and New Mexico. After deducting liabilities, the cash flow from this transaction amounted to $201,000. The net gain after writing off the balance of assets on the books amounted to $172,176.

In 1994 the Company invested approximately $160,000 as a working interest in a developmental drilling project. During 1995, the well operators determined that the project was not economically viable and plugged and abandoned the well. As a result, the Company wrote off the unamortized balance of its investment of $153,964.

4. Investment in Citrus Grove Partnership:

During 1995, the Company passed on the opportunity to contribute additional capital in the form of a new subscription and thereby reduced its existing ownership percentage from 17.5% to 14.9%. This reduction, coupled with other factors including the lack of common date financial statements, resulted in the Company adopting a change in accounting treatment for this investment. Effective May 1, 1995, the Company changed from the equity method to the cost method with any previously recorded income or loss remaining as part of the book value of the investment as of that date.

5. Major Customers:

For the year ended April 30, 1996 rental income from three tenants represented 22%, 13% and 11% of total rental income.

For the year ended April 30, 1995 rental income from three tenants represented 20%, 14% and 12% of total rental income.

6. Income Tax Provision (Benefit):

The provision (benefit) for income taxes is comprised of the following:

                                                Year ended
                                                 April 30,
                                          1996               1995

Current:
 Federal                                $37,081           $(202,020)
 State                                   19,578              10,447
                                        -------           ---------
                                         56,659            (191,573)
                                        =======           =========
Deferred:
 Federal                                113,696             (31,548)
 State                                  (10,582)              3,344
                                        -------           =========
                                        103,114             (28,204)
                                        -------           =========
                                       $159,773           $(219,777)

The Company files on a consolidated basis for Federal income and Florida State franchise tax purposes. Flowerfield Properties Inc., Flowerfield Realty Inc., and Gyrodyne Company of America Inc. file separately for New York State franchise tax purposes. Gyrodyne Petroleum Inc. files separately for Colorado, New Mexico and Texas franchise taxes.

Deferred income taxes are comprised of the following elements:


                                                 April 30,
                                                   1996
Deferred tax liabilities:

 Pension income                               $   665,420

 Depreciation of fixed assets                      13,654

 Investment income Citrus Grove                   692,580
                                               ----------

 Total deferred tax liabilities                 1,371,654
                                               ----------

Deferred tax assets:

 Tax loss carry forwards                          210,000

 Accounts receivable                                2,580

 Stock options                                     32,960

 Valuation allowance for deferred tax assets     (105,000)
                                               ----------

Total deferred tax assets                         140,540
                                               ----------

Net deferred income taxes                      $1,231,114
                                               ==========

Deferred income taxes result principally from timing differences in the recognition of income and expense between financial and income tax reporting.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                                       % of
                                                 Pre-Tax Earnings
                                                 1996         1995
U.S. Federal statutory income rate               34.0%       (34.0%)

State income tax, net of federal tax benefits     1.5%         1.9%

Prior year tax adjustments                       21.7%           0%

Other differences net                              .7%         4.0%
                                                 57.9%       (28.0%)

7. Retirement Plans:

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) consecutive months (whether or not continuous) immediately preceding the Participants termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 1996

Net periodic pension income consists of the following components:

                                                         Years ended April 30,
                                                          1996            1995

Service cost                                           $(121,464)      $(120,846)

Interest costs                                          (230,050)       (213,885)

Actual return on market related value of assets          193,498         237,713

Net Amortization                                         119,925         104,696
                                                        --------       ---------
Pension (expense)/income                               $ (38,091)      $   7,678
                                                       =========       =========

Expense on pension settlements *                       $ (56,687)      $       0
                                                       =========       =========
<NOTE>
* During the current fiscal year, two retiring employees elected to take lump sum payouts.
</NOTE>

The plan's funded status is as follows:
                                                          1996            1995

Actuarial present value of benefit obligations:
Accumulated benefit obligation:
 -vested                                              $(1,746,127)     $(2,033,159)
 -non vested                                              (45,730)        (191,679)
                                                        ----------      -----------
 - total                                              $(1,791,857)    $(2,224,838)
                                                       ===========     ===========

Projected benefit obligation                          $(2,365,205)    $(2,688,978)

Market related value of plan assets, primarily U.S.
 bonds and the Company's stock                          3,093,976       3,802,575

Unrecognized net transition asset                        (802,078)     (1,143,260)

Unrecognized prior service cost                           767,610         840,348

Unrecognized net loss                                   1,057,716       1,036,111
                                                       ----------      ----------

Prepaid pension cost                                   $1,752,019      $1,846,796
                                                       ==========      ==========


Assumption used in accounting for the Company's defined benefit pension plan are as follows:

     Discount rate                                         8.0%
     Rate of increase in compensation                      8.0%
     Expected long-term rate of return on plan assets      8.0%

8. Other Assets: -Restricted Cash

Included in Other Assets at April 30, 1996 is $200,000 of restricted cash which is being held as collateral for the irrevocable letter of credit as discussed in Note 2.

9. Technology transfer agreements

The Company was a party to an agreement with a foreign aircraft manufacturer whereby the Company was to provide technological documentation and assistance related to the Company's coaxial helicopters which would result in a $2,000,000 payment for manufacturing rights. The Company has reached agreement in principle with the licensee to restructure the accord by modifying certain agreements and extending the contract terms. The Company believes the new agreement will be in-place before FY 1997 year end.

In May 1987, the Company entered into a second agreement with another foreign aircraft manufacturer whereby the Company will provide technological documentation and assistance related to helicopters. The agreement consists of an evaluation phase for which a $500,000 fee was received and contains an option to purchase the technology through November 6, 1996. In the event the option is exercised, the Company will receive a $1,000,000 fee and future royalties based on sales using the technology.

10. Stock split

The Board of Directors on December 9, 1994 authorized a 7 for 4 Stock split effected in the form of a stock dividend on January 20, 1995 to Stockholders of record as of January 6, 1995. The $1 par value per share remains the same and $423,818 was transferred from the Capital in Excess of Par value to Common Stock. Based on the split, total shares outstanding increased from 565,090 to 988,908. On August 6, 1995 the exercise of stock options and grants of incentive shares increased the shares outstanding by 11,643 bringing the total outstanding shares to 1,000,551. The option and grant related shares were taken from Treasury Stock.

11. Stock Options

The Company adopted a Stock Incentive Plan to grant options to employees. Under the plan, the Company may grant stock in the form of stock awards, options, incentive stock options (ISOs), non-qualified stock options with or without reload options, stock appreciation rights (SARs) or limited stock appreciation rights (LSARs), and stock awards to officers and other employees. SARs entitle an optionee to surrender unexercised stock options equal to the excess of the fair market value of the surrendered shares over the option value of such shares if the stock has appreciated greater than 50% since the date of the grant. Any shares that are available for awards that are not utilized in a given year will be available for use in subsequent years. The maximum number of shares that may be granted in fiscal year 1996 was 35,000 and 35,000 are available in fiscal year 1997. Options generally vest over a three to four year period and all options not exercised expire five years from date of grant.

Stock Options                                   Number of Shares
Outstanding at April 30, 1995                         35,000

Incentive awards at $9.89 per share                    5,203

SARs at $9.8                                          94,108

Granted August 1995 at $15.625 per share              25,750
                                                      ------
                                                      70,061
Less:

Exercised Options at $9.89 per share                   6,910

Exercised Awards at $9.89 per share                    3,160

Exercised SARs at $9.89 per share                      1,573

SARs surrendered                                       2,535

Incentive Kicker surrendered                           1,573

Options surrendered upon SARs exercised                2,713
                                                      ------

Outstanding at April 30, 1996                         51,597
                                                      ======

Exercisable at April 30, 1996                            438
                                                      ======

12. Long Term Debt

In 1995 the Company secured a $1,050,000 ten year monthly installment bank loan maturing October 2005. This loan was used to pay off the balance of the prior loan and to finance the renovation of a portion of Building #7. The loan has a fixed principle payment each month of $5,833.33 and interest at a floating rate at 2% above the prime rate. The loan is secured by the assignment of rents and a first collateral mortgage on Building #7 which is situated on six and one half acres in St. James NY. The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc.. The principal balance of the loan at April 30, 1996 was $1,015,000. The remainder of the principal will be paid as follows:

Fiscal Year 1997                                                     70,000

Fiscal Year 1998                                                     70,000

Fiscal Year 1999                                                     70,000

Fiscal Year 2000                                                     70,000

Fiscal Year 200                                                     170,000

Thereafter till October 2005                                        665,000
                                                                 ----------
                                                                 $1,015,000

Vehicle term loan baring 10.9% interest, maturing August 1999        13,675
                                                                 ----------
                                                                  1,028,675

Less current portion                                                 70,000
                                                                 ----------
                                                                 $  958,675
                                                                 ==========

13. Off Balance Sheet Risk and Concentration of Credit

     a. Credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. At April 30, 1996 the Company held U.S. Government securities of $189,716 and $713,228 in cash and cash equivalents. The Company is effected by the economics of the Oil and the Citrus industries due to its investments therein. Management does not believe significant credit risk exists at April 30, 1996.

14. Supplementary Information - "Statement of Cash Flows":

                                           Year ended
                                            April 30,
                                        1996         1995
Cash paid during the year for:

- - Interest                             $82,153      $45,361

- - Income taxes                         $29,172      $ 3,942

15.  Employment Contracts

On July 15, 1993 effective as of June 28, 1993, the Board of Directors through its compensation committee entered into a restrictive five year employment contract with the President and CEO, at a salary of $110,000 per year subject to annual cost-of-living increases plus certain benefits. The contract also contains a provision not to compete during the term of the contract or for a period of two years following termination. In case of employee's death or total incapacitation during the contract period, the contract provides for compensation to continue for the unexpired term of the employment period or any renewal period. In case of termination as a result of change in control, merger, change in make-up of Board of Directors or discharge of employee by the company for any reason other than death or incapacitation, his salary and all other ancillary benefits to which the employee is entitled, shall be paid for a period of five full years to the employee or in case of his death, to his estate. On October 27, 1995 the Compensation Committee extended the contract one year to expire July 15, 2000.

16. Fourth Quarter Adjustments

During the fourth quarter of 1995, the Company changed its method of accounting for the investment in the Citrus Grove Partnership as discussed in
Note 4. This adjustment resulted in an increase of $458,000 in income. Of this amount, the results of operations in the first, second and third quarters would have reported an additional $132,000, $168,000, and $40,000 of income, respectively.

17. Fair Value of Financial Instruments

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 107, which requires the disclosures about the fair value of the Company's financial instruments. The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short term financial instruments approximate their fair value.

The book value of the Company's long term debt, including the current portion, approximates its fair value.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the audits for the three most recent years, there have been no disagreements with Holtz Rubenstein & Co., LLP, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

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

Name & Principal Occupation or Employment          Age       First Became a
                                                             Director
Dimitri P. Papadakos                                51       1968 to 1976
President, CEO and Director of the Company                   1992

Peter Pitsiokos                                     36         ---
Vice President & General Counsel of the Company

Josef Markowski                                     44         ---
Vice President, Operations of the Company

John A. Rohrs                                       62         ---
Controller of the Company

Joseph L. Dorn                                      81       1992
Former Secretary / Treasurer of the Company
Director of the Company

Nicholas Xanthaky                                   85       1948
Professor Emeritus Economics Salem State College
Director of the Company

Robert H. Beyer                                     63       1977
Sr. Inertial Guidance Engineer,
Naval Air Systems Command
Director of the Company

Nicholas Goudes Owner and Operator of               75      1992
Sharon View Country Club
Director of the Company

Peter P. Papadakos                                  33      1993
Secretary / Treasurer and Director,
Sa-Tu Corporation
Director of the Company

(b) Business Experience

Dimitri P. Papadakos, age 51, was appointed to the Board of Directors on
April 25, 1992.  He was elected CEO and President on May 30, 1992.  He is also President and Director of all the Company's subsidiaries. He was employed by Gyrodyne from 1972-1976 and served as Vice President of Flowerfield Properties, Inc. and Secretary of Gyrodyne Petroleum, Inc. From 1976-1981
Mr. Papadakos was Administrative Director of the Seiskaya Organization, a private arts group. In 1981, he rejoined Gyrodyne Company as Director of
Real Estate Operations. In 1983, he became Assistant Secretary of the Gyrodyne Company and in 1988 became Vice President. In April 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 was
elected CEO and President.    Mr. Papadakos holds graduate degrees in both
business and communications from New York Institute of Technology.

Peter Pitsiokos, age 36, was elected to serve as Vice President on November 28, 1992, and had served as Assistant Secretary and General Counsel since joining Gyrodyne Company of America, Inc., earlier in 1992. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County,
New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He was an associate attorney with the law firm Fragomen, Delrey & Bensen, New York, New York, from 1984 to 1987. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Josef Markowski, age 44 has been Vice President of Operations since October 26, 1995. Prior to joining the Company he was President of Logical Device Software (LDS), a company he started in 1988. LDS produced and marketed software programs for accounting and production control, and in addition wrote custom applications for a variety of fields. Prior to LDS he owned and operated Star Steel Structures. This Company became prominent in the construction, installation and manufacture of commercial greenhouse structures and equipment in the Northeast. Mr. Markowski holds a degree in Technical Electronics from SUNY Farmingdale.

John A. Rohrs, age 62 has been Controller of the Company since October 1989. Prior to joining the Company he was Plant Controller for the Tandem Computer Corporation a manufacturer of computers and local area networks. Previous to that he spent 16 years in various financial positions in the recorded music industry working for CBS, RCA and Polygram USA. He holds a BBA degree in Accounting from St. John's University and an MBA from New York Institute of Technology.

Joseph L. Dorn, age 81, Joined the Company in 1951 as Comptroller and in 1965 was elected Secretary and Assistant Treasurer. In April 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 he was promoted to Treasurer. Prior to joining Gyrodyne he worked for the Securities and Exchange Commission and the United States Navy Cost Office. Mr. Dorn is a Certified Public Accountant of the State of New York and is a graduate of Georgetown University Mr. Dorn retired on February 1, 1996 but remains as a Director of and consultant to the Company.

Nicholas Xanthaky, age 85, has been a Director since 1948. He is presently Professor Emeritus - Economics at Salem State College, Salem, Massachusetts, from which he also has received an honorary Doctorate. When he retired, he was Associate Professor of Economics. From 1977 to June 1993 he was Treasurer of the Salem State College Foundation. He is also a Director of all of Gyrodyne's subsidiaries, and, from 1951 to 1956, he was employed by Gyrodyne in various positions, including Secretary and Treasurer.

Robert Beyer, age 63, has been a Director of the company since November 28, 1977. He is also a Director of the Company's subsidiaries. He held the rank of Captain in the United States Naval Reserve and last served on active duty from September 1976 to October 1977. Mr. Beyer is presently a senior inertial guidance systems engineer for the Naval Air Systems Command. Mr. Beyer was employed by Gyrodyne from 1962-1973 as a Technical Representative for the company's remotely piloted helicopters and was stationed in Japan from 1963 to 1970.

Nicholas T. Goudes, age 75, was appointed to the Board of Directors on November 28, 1992. He was previously employed by Gyrodyne from 1950 to 1955 and served as a member of the finance committee. Between 1953 & 1957 he was a Director and Vice President of Flowerfield Realty, Inc. and Helicopter Securities, Inc. In 1957 Mr. Goudes moved to Charlotte, North Carolina where he was a Director and Secretary/Treasurer of Piedmont Enterprises, a recreational and food service company. In 1958 he founded the Sharon View Country Club, a private recreational club, which he currently owns and operates. From 1987 to 1991 Mr. Goudes served as a Director of North Carolina State University Foundation.

Peter P. Papadakos, age 33, was appointed to the Board of Directors on October 30, 1993, increasing the board to six members. Mr. Papadakos is the son of the late Chairman and founder of Gyrodyne Company of America, Inc. He currently resides in Reno, Nevada and is Secetary/Treasurer and Board member of the Sa-Tu Corporation of Nevada. He was previously employed by Gyrodyne Company of America from August 1986 thru July 1987 in the capacity of Assistant to the President and specialized in assembling a technical data package in conjunction with the Company's foreign licensing agreements. Mr. Papadakos holds a Bachelor of Science degree from the University of Nevada at Reno.

(c) Compliance with Section 16(a) of the Exchange Act
A review of all Forms 3 & 4 filed with the Registrant indicates that only one of the executive officers or directors were late in filing any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 1996. A review of prior year filings indicates that no 10% holder of Gyrodyne Common Stock $1 P.V. failed to file timely reports.

Item 10
Executive Compensation

(a)Executive Compensation

During the fiscal year ended April 30, 1996 only one executive received remuneration in excess of $100,000 in such capacity. The Chief Executive Officer's remuneration is specified below:

                                                     SUMMARY COMPENSATION TABLE
                                                           Annual Compensation


                                                                        Long Term Compensation
                                   Annual Compensation                         Awards         Payouts

Name and                     Salary   Bonus   Other Annual   Restricted   Securities     LTIP     All
Principal Position     Year   ($)      ($)    Compensation   stock        Underlying     Payout   Other
                                                             award($)     Options/SARs    ($)     Comp.
                                                                               (#)
Dimitri P. Papadakos
President & CEO        1996   115,102   0         (A)         $14,531          10,000      0
President & CEO        1995   112,122   0         (A)               0          17,500      0
President & CEO        1994   106,539   0                           0               0      0


(A)The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits.

(B) As of Fiscal Year ended April 30, 1996 and as of July 03, 1996, none of the officers or directors received or were entitled to any long term compensation payments. The options granted to Officers during Fiscal Year 1996 are listed in footnote 11 of "Footnotes to the Financial Statements".
As of July 03, 1996 none these options have been exercised or canceled. Of the options granted in FY 1995 11,643 were exercised and 2,713 were surrendered upon exercise of SARs.


OPTIONS/SAR GRANTS IN FISCAL YEAR

                                Number of       % of Total
                              Options/LSARs     Options/SAR     Exercise      Expiration
        Name                     Granted          Granted         Price          Date


Dimitri P. Papadakos (CEO)       10,000             39%          $15.625       09/01/00


AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES
                                                                Number of         Value of
                                                               Unexercised       Unexercised
                                  Shares                        Options at        Options at
                               Acquired on      Value            4/30/96           4/30/96
        Name                    Exercise      Realized        Unexercisable     Unexercisable

Dimitri P. Papadakos (CEO)       6,910        $14,531            23,125              $0


(b)Compensation of Directors

Effective February 1, 1995 the Directors annual fee of $7,500 per year will be paid in stock. The stock for FY 1996 has not yet been issued, but $37,500 has been accrued at year end to cover this expense. Reimbursement for travel and Company business related expenses will continue to be reimbursed in cash. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their service as Directors. There was no additional compensation paid by the Company to any Director for Fiscal Years 1996 or 1995.

(c)Employment Contracts

(c-1) On July 15, 1993 effective as of June 28, 1993, the Board of Directors by their compensation committee entered into a restrictive five year employment contract with Dimitri P. Papadakos as President and CEO, at a salary of $110,000 per year subject to annual cost-of-living increases commencing July 1, 1994 based on the Consumer Price Index in effect for the month of May preceding the July 1 in question for all Urban Consumers for the New York, New York and Northeastern New Jersey Region (all items) published by the Bureau of Labor Statistics, United States Department of Labor. He will be eligible for all benefits offered to other executive employees. The company is providing a $1,000,000 24-hour worldwide travel accident policy and a $250,000 group travel accident policy with his estate as beneficiary. The company will also provide the employee with an automobile and will cover all operating costs associated therewith. The contract also contains a provision not to compete during the term of the contract or for a period of two years following termination. In case of employee's death or total incapacitation during the contract period, the contract provides for compensation to continue for the unexpired term of the employment period or any renewal period. In case of termination as a result of change in control, merger, change in make-up of Board of Directors or discharge of employee by company for any reason other than death or incapacitation, his salary and all other ancillary benefits to which the employee is entitled, shall be paid for a period of five full years to the employee or in case of death, to his estate. During Fiscal Year 1996 Mr. Papadakos received an annualized cost of living increase of $3,218 bringing his annual salary to $115,340.

Item 11 Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 15, 1996 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 P.V., its only equity security.

      Name and Address                  Type of Ownership       Number of shares    Percent of
                                                                     Owned             Class

Gyrodyne Company of America, Inc.
St. James, NY  11780 (A)                   Beneficial                78,345            7.92

Polk Bros. Foundation
420 No. Wabash Ave
Chicago, IL 60611                          Beneficial                91,848            9.29

Estate of Peter J. Papadakos
c/o Chase Manhattan Bank, NA(TTEE)
1211 Ave of the Americas
New York, NY  10036                        Beneficial               369,920           37.41


(a) As Gyrodyne has the authority to direct the Chase Manhattan Bank & Trust Co., the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 78,345 shares held by the Chase Manhattan Bank and Trust Co. as Trustee for the Gyrodyne Pension Fund.

(b) In addition, the following table as of June 15, 1996 includes the outstanding voting securities beneficially owned by the executive officers and the directors, and the number of shares owned by directors and executive officers as a group.

Name & Principal Occupation or Employment              Shares of stock                Pct. of Common
                                                       Beneficially Owned             Stock Owned

Dimitri P. Papadakos                                   19,483                (A)      1.95
President, CEO and Director of the Company

Peter Pitsiokos                                         1,681                (D)      (B)
Vice President & General Counsel of the Company

Josef Markowski                                           203                         (B)
Vice President, Operations

John A. Rohrs                                               0                         (B)
Controller

Joseph L. Dorn                                          3,867                         (B)
Director of the Company

Nicholas Xanthaky                                       5,844                         (B)
Professor Emeritus Economics, Salem State College
Director of the Company

Robert H. Beyer                                         2,170                (C)      (B)
Director of the Company

Nicholas Goudes                                           681                         (B)
Owner and Operator of Sharon View Country Club
Director of the Company

Peter P. Papadakos                                      1,537                (E)      (B)
Secretary/Treasurer Sa-Tu Corporation
Director of the Company

All Directors and Executive
Officers as a Group (7 persons)                        35,466                         3.54


(A) Does not include his wife's and adult children's ownership of 11,513 Shares in which he denies beneficial interest.

(B)  Less than 1%.

(C) Does not include his wife's ownership of 1,638 shares in which he denies any beneficial interest.

(D) Does not include wife's and minor children's ownership of 187 shares in which he denies any beneficial interest.

(E) Does not include wife's ownership of 14 shares in which he denies any beneficial interest. Peter P. Papadakos is custodian f/b/o Alexander Peter-Jee Papadakos, who owns directly and beneficially 1,456 shares in which his father, Peter P. Papadakos denies any beneficial interest.


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


Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements
    (1) Independent Auditors' Reports
    (2) Consolidated Balance Sheet April 30, 1996
    (3) Consolidated Statements of Income for the Two Years
        Ended April 30, 1996.
    (4) Consolidated Statements of Cash Flows for the Two
        Years Ended April 30, 1996
    (5) Consolidated Statement of Stockholder's Equity for Two Years Ended April 30, 1996
    (6) Notes to Consolidated Financial Statements
    (7) Schedules
           (a) The information required by the following schedules has been included in the financial statements, is not applicable, or not required.
                Schedule I, II, III, IV, V, VI, VII, VIII, IX, X, XI, X11 and XIII.

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed by the Company during the last quarter of FY 1996.

           (c)   Exhibits

                 No. 99 Additional Exhibit

                 Callery Judge Grove opinion letter from their Certified Public Accountants for their Financial Statements as of December 31, 1994, 1993, and 1992.




EXHIBIT NO.99

ARTHUR ANVERSEN LLP

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Callery-Judge Grove:

We have audited the accompanying balance sheets of Callery-Judge Grove (a New York limited partnership) as of December 31, 1994, 1993 and 1992, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Callery1udge Grove as of December 31,1994, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, the Partnership changed its method of accounting for certain grove replanting and cultural care costs effective January 1,1992.



SGD/ARTHUR ANDERSEN LLP
- -----------------------
Tampa, Florida,
January 20, 1995




SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


GYRODYNE COMPANY OF AMERICA, INC.

SGD/ Dimitri P. Papadakos
- -------------------------------------------------------------------------
Dimitri P. Papadakos, President, Director and Principal Executive Officer
Date: July 28, 1996


SGD/ John A. Rohrs
- ------------------------------------------------------------------
John A. Rohrs, Treasurer, Controller and Principle Finance Officer
Date:  July 28, 1996


********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

SGD/ Joseph L. Dorn
- --------------------
Nicholas Xanthaky*,
Director
Date: July 28, 1996

SGD/ Joseph L. Dorn
- --------------------
Robert H. Beyer*, Director,
Date:  July 28, 1996

SGD/ Joseph L. Dorn
- -------------------
Joseph L. Dorn,
Director
Date:  July 28, 1996

*by power of attorney



BOARD OF DIRECTORS

Dimitri P. Papadakos                      President and CEO

Joseph L. Dorn                            Retired

Nicholas Xanthaky                         Professor Emeritus, Economics Salem
                                          State College

Robert H. Beyer                           Retired

Nicholas T. Goudes                        Owner, Sharon View Country Club

Peter P. Papadakos                        Secretary/Treasurer,
                                          Sa-Tu Corporation


OFFICERS

Dimitri P. Papadakos                      President and CEO

Peter Pitsiokos                           Vice President, Secretary and
                                          General Counsel

Josef  Markowski                          Vice President of Operations

John A. Rohrs                             Treasurer, Controller and
                                          Principle Finance Officer


AUDITORS

HOLTZ RUBENSTEIN & COMPANY, LLP
125 Baylis Road
Melville, New York  11747


TRANSFER AGENT AND REGISTRAR

Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey  07016