Form 10QSB
period 1996-07-31
GYRODYNE COMPANY OF AMERICA INC
filed 1996-09-13
CIK 44689

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended July 31, 1996
                                   -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from       to

Commission file number         0-1684


Gyrodyne Company of America, Inc.
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


New York
- --------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


11-1688021
- ---------------------------------
(IRS Employer Identification No.)


7 Flowerfield, Suite 28,  St. James, N.Y.  11780
- ------------------------------------------------
(Address of principal executive offices)


(516)  584-5400
- ---------------------------
(Issuer's telephone number)


17 Flowerfield, Suite 15, St. James, N.Y. 11780
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,000,551 Common $1 P.V. as of  JULY 31, 1996
- ---------------------------------------------


INDEX TO QUARTERLY REPORT
QUARTER ENDED JULY 31, 1996


Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Footnotes to Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures


GYRODYNE COMPANY OF AMERICA, INC.                          10-QSB
AND SUBSIDIARIES                                           Part 1
CONSOLIDATED BALANCE SHEET                                 Item 1 (a) (1)
(UNAUDITED

                                                           July 31,
                                                           1996
ASSETS                                                     (NOTE 1)
CURRENT ASSETS:
Cash and cash equivalents                                  $  716,179
Short-term investments                                        189,716
Accounts receivable, less allowance for
doubtful accounts of $6,000 (Note 3)                          109,851
Prepaid expenses and other current assets                     211,603
                                                           ----------
Total current assets                                        1,227,349

INVESTMENT IN CITRUS GROVE PARTNERSHIP (Note 10)            1,585,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                  2,189,613
PREPAID PENSION COSTS (Note 2)                              1,742,496
OTHER ASSETS (Note 8)                                         232,828
                                                           ----------
TOTAL ASSETS                                               $6,977,390
                                                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                      $  205,140
Loans payable - short term portion (Note 6)                    70,000
                                                           ----------
Total Current Liabilities                                     275,140
                                                           ----------
LONG TERM LIABILITIES
Loans payable - long term portion (Note 6)                    940,595

DEFERRED INCOME TAXES                                       1,231,114

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 2,000,000 shares, 1,531,086 shares
issued at July 31, 1996 (including 530,535 shares
held in treasury)                                           1,531,086
Capital in excess of par value (Note 1)                     6,172,311
Deficit (Note 1)                                             (121,596)
                                                           ----------
                                                            7,581,801

Less cost of shares of common stock
held in treasury (Note 1)                                  (3,051,260)
                                                           ----------
Total stockholders' equity                                  4,530,541
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                  $6,977,390
                                                           ==========
See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC.                          10-QSB
AND SUBSIDIARIES                                           Part 1
CONSOLIDATED STATEMENTS OF INCOME                          Item 1 (a) (2)
(UNAUDITED)

                                                             Three Months Ended
                                                             July 31,      July 31,
REVENUE:                                                       1996          1995


Rental income                                              $  489,244    $  450,357
Aerospace income                                                6,000           500
                                                           ----------    ----------
Total Revenue from Operations                                 495,244       450,857
                                                           ----------    ----------

COSTS AND EXPENSES:
Cost of maintaining rental property                           375,054       319,332
Aerospace net expense                                          25,617        19,103
General and administrative                                    221,947       158,276
                                                           ----------    ----------
Total costs and expenses                                      622,618       496,711
                                                           ----------    ----------
GROSS OPERATING LOSS                                         (127,374)      (45,854)


OTHER INCOME AND EXPENSES:
Equity in earnings of Citrus Grove Partnership (Note 10)            0             0
Equity in earnings of Oil and Gas (Note 4)                     29,626         5,458
Gain on sale of Gas Investments (Note 4)                            0       172,176
Interest & Dividend Income                                      9,947         4,134
Pension (Expense)/Income (Note 2)                              (9,523)        1,919
Interest Expense                                              (26,393)      (10,869)
Miscellaneous Income\(Expense)                                      0           (47)
                                                           ----------     ---------
Total Other Income\(Expense)                                    3,657       172,771
                                                           ----------     ---------


(Loss)/Income before income tax  (benefit)/provision         (123,717)      126,917

Income tax (Benefit)/Provision (Note 7)                       (49,708)       50,700
                                                           -----------    ---------
NET (LOSS)/INCOME                                            ($74,009)      $76,217
                                                           ===========    =========

WEIGHTED AVG. NO. OF COMMON SHARES OUTSTANDING              1,000,551       988,908
                                                           ==========     =========
PER SHARE INFORMATION:
(Loss)/Earnings per share of common stock                      ($0.07)         0.08


See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC.                          10-QSB
AND SUBSIDIARIES                                           Part 1
CONSOLIDATED STATEMENTS OF CASH FLOWS                      Item 1 (a) (3)
(UNAUDITED)


                                                           THREE MONTHS ENDED
                                                           JULY 31,      JULY 31,
                                                             1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings                                        ($74,008)     $76,217
Adjustments to reconcile net (loss)/earnings to net
cash provided by/(used) in operating activities:
Depreciation and amortization of oil and gas investments          0        2,995
Depreciation and amortization of plant and equipment         24,204       15,243
Pension expense/(income)                                      9,523       (1,919)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                         349,655      (25,505)
Prepaid expenses and other assets                             6,400     (165,500)
Other assets                                                (17,539)      39,813
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                      (141,534)     (68,549)
Taxes payable                                                     0       50,700
                                                           --------      --------
Total adjustments                                           230,709     (152,722)
                                                           --------      --------
Net cash (used)/provided by operating activities            156,701      (76,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term investments                                0       97,969
Decrease in oil and gas investments                               0      119,742
Increase in property, plant and equipment                  (135,670)    (100,188)
                                                           --------      --------
Net cash (used) in/provided by investment activities       (135,670)     117,523
                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                           (18,080)     (30,000)
                                                           --------      --------
Net cash used in financing activities                       (18,080)     (30,000)
                                                           --------      --------

Net increase in cash and cash equivalents                     2,951       11,018
Cash and cash equivalents at beginning of period            713,228      185,430
                                                           --------     --------
Cash and cash equivalents at end of period                 $716,179     $196,448
                                                           ========     ========


See notes to consolidated financial statements

                                                           10-QSB
                                                           Part 1
                                                           Item 1 (a) (4)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended July 31, 1996 and July 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1996. The results of operations for the three month periods ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $9,523 of net periodic pension expense for the quarter ended July 31, 1996 and $1,919 of pension income for the first three months of Fiscal Year 1996. The decrease from income to expense from period to period is a result of the Pension Plan restructuring and lower actuarial interest rate assumptions. The revised plan calls for increased benefits to current and retired employees.

3. At April 30, 1996, $6,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first quarter of FY 1997.

4. In the prior year first quarter the Company completed the sale of its Gas investments. The sale price of $284,000 was reduced by payables still outstanding on these wells, which resulted in net proceeds to the Company of $201,000. The effect on the Profit and Loss Statement from this transaction is highlighted below.

                                                 First Quarter Ended
                                                       July 31,
                                                   1996         1995
Sales of Oil & Gas                               $ 53,624     $ 59,265
Expenses:
Operating expenses                                 23,998       42,874
Depreciation (A)                                        0          313
Amortization of intangible drilling cost (A)            0       10,620
Total operating expenses                           23,998       53,807
Income from operations                           $ 29,626     $  5,458

Revenue from sale of gas investments                    0      283,980
Net investment in gas                                   0      111,804
Gain on sale of gas investments                  $      0     $172,176

(A) prior year quarter includes depreciation and amortization of assets sold.

5. Property, Plant and Equipment increased $136,000 in the first three months primarily due to building improvements and equipment purchases.

6. In the second quarter of FY 1996 the company secured a $1,050,000 ten year monthly installment loan maturing in October 2005. This loan was used to pay off the balance of the prior loan and to finance the renovation of a portion of Building #7. The loan has a fixed principle payment each month of $5,833.33 and interest at a floating rate at 2% above the prime rate. The loan is secured by the assignment of rents and a first collateral mortgage on Building #7 which is situated on six and one half acres in St. James NY. The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc. The principle balance of the loan at July 31, 1996 was $997,500. The remainder of the principle will be paid as follows:


Fiscal Year 1997                                                    $ 52,500
Fiscal Year 1998                                                      70,000
Fiscal Year 1999                                                      70,000
Fiscal Year 2000                                                      70,000
Fiscal Year 2001                                                      70,000
Thereafter till October 2005                                         665,000
                                                                    --------
                                                                     997,500
Vehicle term loan bearing 10.9% interest maturing August 1999         13,095
                                                                  ----------
                                                                   1,010,595
less current portion                                                  70,000
                                                                  ----------
Long term debt                                                    $  940,595
                                                                  ==========


7. The provisions for current taxes and prior year taxes is based on a full year forecast of taxable income pro-rated over the entire year. In the case of losses, an estimated refund is calculated to offset a pre-tax loss.

8. Included in "Other Assets" at July 31, 1996 and 1995 is $200,000 of restricted cash which is being held as collateral for the irrevocable letter of credit given to the seller of the land purchased in October
1994. The letter of credit is to insure that Gyrodyne performs certain land improvements before October 5, 1996. The work on this project is proceeding on schedule and is expected to be completed prior to October 5th.

9. On August 26, 1995 the Board of Directors granted 11 restricted stock options to 11 key employees and Officers totaling 25,750 shares, no portion of which can be exercised before August 26, 1996 or sold before August 26, 1997. On August 26, 1996 options for 7,300 shares became exercisable but as of that date none were exercised. On August 6, 1996 awards for 2,380 shares were issued based on the 1994 Option Plan, however no option shares were exercise under the 1994 Plan. A summary of both plans is as follows;



Stock Options                                       Number of shares
Outstanding at July 30, 1995                              35,000
Incentive awards at $9.89 per share                        5,203
SAR's at $9.98                                             5,619
Granted August 26, 1995 at $15.625                        25,750
                                                          71,572
Less:
Exercised options at $9.89 first year                      6,910
Exercised awards at $9.89 first year                       3,160
Exercised SAR's at $9.89 first year                        1,573
Exercised awards at $9.89 second year                      2,380
SAR's surrendered first year                               2,535
Incentive kicker surrendered first year                    1,573
Options surrendered upon SAR's exercised first year        2,713
SAR's surrendered second year                              1,511
                                                         --------
Outstanding at August 6, 1996                             49,217
                                                         ========
Exercisable at August 6, 1996                              8,254
                                                         ========


10.  In the fourth quarter of FY 1996 the Company adopted a change in the
accounting treatment of its    investment in the Callery Judge Grove.
Effective May 1, 1995 the Company changed from the equity method to the cost method with all previously recorded income or loss remaining as part of the book value to the investment as of that date. The first quarter of FY 1996 has been adjusted to reflect this change.


                                                             10-QSB
                                                             Part 1
                                                             Item 2


Item 2 MANAGEMENT'S DISCUSSION  AND ANALYSIS  OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Revenues from Operations for the three month period were $44,000 over the same period last year reflecting higher rental rates and a 5% increase in the occupancy rate. Management expects revenue figures to continue to show improvement over last year for the balance of the current fiscal year.

As noted in previous reports, the Company has embarked on development of a master plan for the development of the Flowerfield property. At its July meeting, the Board of Directors adopted a preliminary Master Plan, facets of which are now being introduced by Management to public officials for comment. The Company is also undertaking the selection of a nationally recognized marketing organization and a public relation firm to further gauge changes and adjustments to the Master Plan prior to a full-scale public roll-out. The Company, as reported in its form 10-KSB, has engaged a consultant as Director of Real Estate Development to coordinate the various multi-disciplinary efforts and interface with prospective developers.

Additionally, the Board of Directors was expanded and remuneration increased to reflect current industry-wide compensation practices. The Board also elected to receive its fees and incentives in the form of Company stock thus closely aligning shareholder and management interests. Expenses related to Board remuneration affect the profit and loss statement although there is no actual cash outlay other than for re-imbursement of travel expenses.

Reflective of the increased activity, the Company's overall operating expenses for real estate increased $126,000 in the period to period three month comparison. Building maintenance accounted for $50,000 of the increase, a majority of which pertained to renovation costs. A residual of the severe winter of 1995-96, vehicle and equipment repairs increased by $17,000.

Professional services edged higher by $26,000 reflecting the engagement of outside consultants for long range financial planning and land development. Expenses related to Corporate Governance increased $17,000 attributable to legal fees for restructuring and an accrual adjustment was acknowledged for Director's fees of $14,000 for a prior period.

The Aerospace portion of operating expenses were slightly higher then the prior year mainly due to support services for the two helicopters sold to Dornier in the prior fiscal year.

As mentioned in Footnote #10 of "FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS," the Company changed its method of reporting citrus grove activity from the equity method to the cost method. By passing on the Grove's new subscription opportunity to contribute additional capital, the Company's ownership percentage declined to 14.9% from 17.5%. This equity reduction plus the lack of common date financial statements were the reasons for the change in accounting method. It should be noted that the new infusion of cash added to the Grove's net worth essentially mitigated the effect of possible dilution. The Company has a smaller piece of a larger pie. For financial reporting purposes, the prior year quarter ended July 31, 1995, in which a loss of $132,000 had been reported for Grove income, has been restated on the equity method to zero. The restatement results in a pre-tax gain of $126,917 for the quarter ended July 31, 1995 vs. the previously reported loss of $5,083.

Oil income in the current year is up $24,000 from the prior year reflecting lower operating expenses and the total write-off of the remaining tangible and intangible assets during the prior year.

Interest and dividend income rose in the current year predicated on a larger investment portfolio which increased due to the receipt of the sale proceeds of $700,000 from Dornier. Additional borrowing in the later part of fiscal year 1996 pushed interest expense higher than the prior year. Inclusion of revised Pension Plan actuarial assumptions and the previously reported restructuring lead to a net expense.

The current ratio for the period ended July 31, 1996 increased to 4.46:1 from 3.79:1 at April 30, 1996 and up from 2.83:1 at July 31, 1995. The increase from April 30, 1996 is due to the decrease in accounts payable for the payment of Real Estate taxes in May 1996. The increase from July 31, 1995 reflects the increase in cash from the helicopter sale to Dornier.

For the three month period ending July 31, 1996, the Company is reporting an after tax loss of ($74,009) or ($.07) per share as compared to an adjusted after tax gain of $76,217 or $.08 per share for the same period last year. Due to the unevenness of expenses incurred for the land development plan and the anticipated costs associated with completion of contracted improvements to the real estate purchased in 1994, results from operations for the current quarter are not necessarily indicative of nor should they be used to project full year results.


                                                            10-QSB
                                                            Part II
                                                            Item 1-6


Part II Other Information

Items 1 thru 4 are not applicable to the May 1, 1996 thru July 31, 1996 period.

Item 5. Other Information

At the August 24, 1996 Board of Directors meeting the Board of Directors selected October 25, 1996 at 11:30 AM, at the Company's Flowerfield Complex, as the time and site for the next Annual Meeting of Stockholders. In addition, the Board renewed the contract of Mr. Dimitri P. Papadakos for 5 (five) years along with an increase based on the Consumer Price Index.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits required - None
(b) Reports on Form 8-K
A Form 8-K was filed on July 16, 1996 reporting that at the July 13, 1996 Board of Directors meeting, the number of Directors were increased from six
(6) to nine (9) members.  The following were elected as Directors of the
Company: John H. Marburger, Philip F. Palmedo, and Steven V. Maroney. The Company also announced the completion of the sale of two (2) of its helicopters to Dornier GmbH of Friedrichshafen, Germany.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)


Date:  September 12, 1996      SGD/ Dimitri P. Papadakos
                               Dimitri P. Papadakos
                               President and Principal Executive Officer


Date:  September 12, 1996      SGD/ John A. Rohrs
                               John A. Rohrs
                               Treasurer and Principal Accounting Officer