Form 10QSB
period 1996-10-31
GYRODYNE COMPANY OF AMERICA INC
filed 1996-12-13
CIK 44689

US Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
          For the quarterly period ended October 31, 1996
                                         ----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from __________ to __________

Commission file number  0-1684
                       -------

Gyrodyne Company of America, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

New York
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

11-1688021
---------------------------------
(IRS Employer Identification No.)

7 Flowerfield, Suite 28, St. James, N.Y. 11780
----------------------------------------------
(Address of principal executive offices)

(516) 584-5400
---------------------------
(Issuer's telephone number)

17 FLOWERFIELD, SUITE 15, ST. JAMES NY 11780
----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X. No...

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes.. No...

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,010,744 Common $1 P.V. as of October 31, 1996
-----------------------------------------------



INDEX TO QUARTERLY REPORT
QUARTER ENDED OCTOBER 31, 1996

Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Footnotes to Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures



GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                        October 31, 1996
ASSETS                                                      (NOTE 1)
CURRENT ASSETS:
Cash and cash equivalents                                       $688,639
Short-term investments                                           189,716
Accounts receivable, less allowance for
doubtful accounts of $6,000 (Note 3)                             127,805
Prepaid expenses and other current assets (Note 6)               189,830
                                                              ----------
Total current assets                                           1,195,990

INVESTMENT IN CITRUS GROVE PARTNERSHIP (Note 10)               1,585,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                     2,583,604
PREPAID PENSION COSTS (Note 2)                                 1,721,976
OTHER ASSETS (Note 7)                                             34,043
                                                              ----------
TOTAL ASSETS                                                  $7,120,717
                                                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                           $296,237
Loans payable - short term portion                                70,000
Income taxes payable                                                   0
                                                              ----------
Total Current Liabilities                                        366,237
                                                              ----------

LONG TERM LIABILITIES
Loans payable - long term portion (Note 9)                       922,505

DEFERRED INCOME TAXES                                          1,231,114

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 2,000,000 shares, 1,531,086 shares
issued at October 31, 1996 (including 520,342 shares
held in treasury) (Note 8 & 11)                                1,531,086
Capital in excess of par value (Note 1 & 8)                    6,238,474
Retained earnings (Note 1)                                      (176,048)
                                                              ----------
                                                               7,593,512
Less cost of shares of common stock
held in treasury (Note 1 & 8)                                 (2,992,651)
                                                              ----------
Total stockholders' equity                                     4,600,861
                                                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $7,120,717
                                                              ==========

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                    Six Months Ended            Three Months Ended
                                                       October 31,                   October 31,
REVENUE:                                           1996           1995           1996           1995


Rental income                                    $991,002       $903,227       $501,758       $452,870
Aerospace income                                   94,606          5,500         88,606          5,000
                                               ----------     ----------     ----------     ----------
Total Revenue from Operations                   1,085,608        908,727        590,364        457,870
                                               ----------     ----------     ----------     ----------

COSTS AND EXPENSES:
Cost of maintaining rental property               674,744        721,482        299,690        402,150
Aerospace net expense                              57,326         40,708         31,709         21,605
General and administrative (Note 8)               552,940        447,416        330,993        289,140
                                               ----------     ----------     ----------     ----------
Total costs and expenses                        1,285,010      1,209,606        662,392        712,895
                                               ----------     ----------     ----------     ----------
GROSS OPERATING MARGIN                           (199,402)      (300,879)       (72,028)      (255,025)

OTHER INCOME AND EXPENSES:
Equity in earnings of Citrus Grove Partnership          0              0              0              0
Equity in earnings of Oil and Gas (Note 4)         51,681          3,151         22,055         (2,307)
Gain on sale of Gas Investments (Note 4)                0        172,176              0              0
Interest & Dividend Income                         20,023         10,713         10,076          6,579
Pension Income\(Expense) (Note 2)                 (30,043)       (19,046)       (20,520)       (20,965)
Interest Expense                                  (52,605)       (26,014)       (26,212)       (15,145)
Miscellaneous Income\(Expense)                          0            (40)             0              7
                                               ----------     ----------     ----------     ----------
Total Other Income\(Expense)                      (10,944)       140,940        (14,601)       (31,831)
                                               ----------     ----------     ----------     ----------

Income before income tax provision               (210,346)      (159,939)       (86,629)      (286,856)

INCOME TAX PROVISION:
Current taxes (Note 6)                            (81,885)       (63,976)       (32,177)      (114,676)
Deferred taxes                                          0              0              0              0
                                               ----------     ----------     ----------     ----------
Total tax provision                               (81,885)       (63,976)       (32,177)      (114,676)
                                               ----------     ----------     ----------     ----------
NET INCOME (LOSS)                               ($128,461)      ($95,963)      ($54,452)     ($172,180)
                                               ==========     ==========     ==========     ==========

WEIGHTED AVG. NO. OF COMMON
SHARES OUTSTANDING                              1,010,744      1,000,551      1,010,774      1,000,551
                                               ==========     ==========     ==========     ==========

PER SHARE INFORMATION:
   Earnings per share of common stock              ($0.13)        ($0.10)        ($0.05)        ($0.17)
                                               ==========     ==========     ==========     ==========


See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                              OCTOBER 31,      OCTOBER 31,
                                                                 1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                  ($128,461)        ($95,963)
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation and amortization of oil and gas investments            0           11,979
  Depreciation and amortization of plant and equipment           48,408           32,836
  Pension (income)\expense                                       30,043           19,045
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                           331,702          (18,785)
  Prepaid expenses and other assets                              28,173          (41,969)
  Other assets                                                  181,246           35,827
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                         (50,437)         (65,770)
  Taxes payable                                                       0           45,715
                                                             ----------       ----------
Total adjustments                                               569,135           18,878
                                                             ----------       ----------
Net cash (used)/provided by operating activities                440,674          (77,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term investments                                    0           97,969
Decrease in oil and gas investments                                   0          119,743
Increase in property, plant and equipment                      (553,865)        (543,319)
                                                             ----------       ----------
Net cash (used)/provided by investment activities              (553,865)        (325,607)
                                                             ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings                                                        0        1,050,000
Repayment of debt                                               (36,171)        (424,537)
Stock option exercise (Note 8)                                  124,773          145,007
                                                             ----------       ----------
Net cash from financing activities                               88,602          770,470
                                                             ----------       ----------

Net increase (decrease) in cash and cash equivalents            (24,589)         367,778
Cash and cash equivalents at beginning of year                  713,228          185,430
                                                             ----------       ----------

Cash and cash equivalents at end of period (Note 7)            $688,639         $553,208
                                                             ==========       ==========

See notes to consolidated financial statements

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. The unaudited Consolidated Statements of Income for the six month periods ended October 31, 1996 and October 31, 1995 and the Consolidated Balance Sheet as of October 31, 1996 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The results of operations for the six month periods ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

 2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $30,043 of net periodic pension expense for the six month period ended October 31, 1996 and $19,046 of net periodic pension expense for the comparable period in Fiscal Year 1996. The projected full year expense for FY 1997 will be $82,080 vs. $38,091 for FY 1996. The expense increase from period to period is a result of the Pension Plan restructuring. The revised plan calls for increased benefits to current and retired employees.

 3. At April 30, 1996, $6,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first six months of FY 1997.

 4. In the comparable period last year, the Company completed the sale of its Gas investments (July 1995). The sale price of $284,000 was reduced by payables still outstanding on these wells which resulted in net proceeds to the Company of $201,000. The effect on the Profit and Loss Statement from this transaction is highlighted below.


                                              Six months ended       Second Quarter Ended
                                                 October 31,              October 31,
                                              1996         1995        1996        1995

Sales of Oil & Gas                         $110,841     $101,491     $57,217     $42,226
                                           --------     --------     -------     -------
Expenses:
Operating expenses                           59,160       78,423      35,162      35,549
Depreciation                                      0          313           0           0
Amortization of intangible drilling cost          0       19,604           0       8,984
Total operating expenses                     59,160       98,340      35,162      44,533
                                           --------     --------     -------     -------
Income\(Loss) from operations               $51,681       $3,151     $22,055     ($2,307)
                                           ========     ========     =======     =======

Revenue from sale of gas investments              0      283,980           0           0
Net investment in gas                             0      111,804           0           0
                                           --------     --------     -------     -------
Gain on sale of gas investments                  $0     $172,176          $0          $0
                                           ========     ========     =======     =======


 5. Property, Plant and Equipment increased $544,000 in the first six months primarily due to work-in- progress on various capital projects which include Master Plan developmental cost, moving the sump, suite renovations and other smaller projects and purchases.

 6. The calculation for the provision of current year taxes is based on the actual gain or loss year-to-date. In the case of losses, an estimated refund is calculated to offset a pretax loss. To date, in the current year, the Company is reporting a pretax loss, which in turn is producing a potential tax refund. For balance sheet presentation, this negative tax accrual has been reclassified to the "Prepaid expenses and other current assets" category in the asset section of the balance sheet.

 7. Other Assets in the prior year included $200,000 of restricted cash which was being held as collateral for the irrevocable letter of credit given to the seller of the land purchased in October 1994. The letter of credit was to insure that Gyrodyne performed certain land improvements before October 5, 1996. These improvements were completed on time and the Letter of Credit released. The cash has been invested in a CD and was reassigned in the current period as "Cash and Cash Equivalents" on the balance sheet. The current period cash flow includes the $200,000 whereas the prior period does not.

 8. To date, the Board of Directors has granted two groups of stock options to employees. The first group of options was granted on August 6, 1994 for 35,000 shares at an option price of $9.89. During 1995, as a result of the exercise of vested options at a market price of $15.25, an incentive kicker attached to many of the options generated an additional 10,822 shares.
Against the 1994 grant, 14,023 shares were exercised and 8,332 were surrendered in years 1995 and 1996 leaving 23,467 options remaining of which 8,254 are currently exercisable. The second option group granted on August 26, 1995 was for 25,750 shares of which 7,300 shares are currently exercisable. The option price on the second grant is $15.25 per share vs. a current market price ranging between $11.00 and $13.00 per share rendering these options currently "under water". Taken together, outstanding options total 49,217 shares of which 15,554 are currently exercisable. Four restricted stock grants totaling 2,380 shares were exercised on August 6, 1996 against the August 6, 1994 Board grant. Employee compensation on this transaction amounted to $26,329 which is reflected as an expense on the current Income Statement in General and Administrative expense. In addition, 7,813 shares were awarded in the current period to three consultants in partial payment for their services. The cost of these awards amounted to $98,444 and was charged to General and Administrative Expense in the Income Statement. Combined, these two expenses, totaling $124,773, are reflected in the current year Cash Flow Statement. In the second quarter of the prior year, the charge to General and Administrative expense for the option exercise amounted to $76,647. This amount in combination with the $68,360 additional paid-in capital from the purchased options is reflected as a $145,007 Stock Option Exercise in the prior year Cash Flow Statement.

A summary of employee stock options is as follows:

Stock Options                                    Number of shares      Total
Outstanding at July 30, 1995                            35,000
Incentive awards at $9.89 per share                      5,203
SAR'S at $9.89                                           5,619
Granted August 26, 1995 at $15.625                      25,750
                                                        ------
Total granted shares                                                  71,572
Exercised options at $9.89 first year                    6,910
Exercised awards at $9.89 first year                     3,160
Exercised SAR's at $9.89 first year                      1,573
Exercised awards at $9.89 second year                    2,380
SAR's surrendered first year                             2,535
Incentive kicker surrendered first year                  1,573
Options surrendered upon SAR's exercised first year      2,713
SAR's surrendered second year                            1,511
                                                         -----
Total exercised or surrendered shares                                 22,355
                                                                      ------
Outstanding at October 31, 1996                                       49,217
                                                                      ======

Exercisable as of October 31, 1996                                    15,554
                                                                      ======

 9. In the second quarter of FY 1996 the company secured a $1,050,000 ten year mortgage maturing in October 2005. This loan was used to pay off the balance of the prior term loan and to finance the renovation of a portion of Building #7. The loan has a fixed principal payment each month of $5,833.33 and interest at a floating rate at 2% above the prime rate. The loan is secured by the assignment of rents and a first collateral mortgage on Building #7 which is situated on six and one half acres in St. James NY. The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc. The principal balance of the loan at October 31, 1996 was $980,000. The remainder of the principal will be paid as follows:

Fiscal Year 1997                              $35,000
Fiscal Year 1998                               70,000
Fiscal Year 1999                               70,000
Fiscal Year 2000                               70,000
Fiscal Year 2001                               70,000
Thereafter till October 2005                  665,000
                                             --------
                                              980,000
Vehicle term loan bearing 10.9% interest
maturing August 1999                           12,505
                                             --------
                                              992,505
less current portion                           70,000
                                             --------
Long term debt                               $922,505
                                             ========

10.  In the fourth quarter of FY 1996 the Company adopted a change in the
accounting treatment of its    investment in the Callery Judge Grove.
Effective May 1, 1995 the Company changed from the equity method to the cost method with all previously recorded income or loss remaining as part of the book value to the investment as of that date. The first and second quarter of FY 1996 have been adjusted to reflect this change.

11. At the annual stockholders meeting held on October 25, 1996 the stockholders approved increasing the authorized shares of the Company's Common Stock from two million shares (2,000,000) to four million shares(4,000,000). The Company has filed with the New York Department of State for a change in its Articles of Incorporation to reflect this and other changes but the filing was not complete as of October 31, 1996. The Company has no immediate plans to issue additional shares.

Item 2 MANAGEMENT'S DISCUSSION  AND ANALYSIS  OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Revenues from Operations for the six month period and quarter ended 10/31/96 were $177,000 and $133,000 higher respectively than the prior periods. Included in these amounts are Helicopter revenues of $89,000 and $84,000 respectively. During the current quarter, the Company sold a Rotorcycle helicopter for $75,000. Excluding this non-recurring sale, real estate revenues increased $88,000 and $49,000, respectively. This increase reflects a 5.5% jump in the occupancy rate from year-to-year as well as higher rental rates on lease renewals.

The capitalization of certain salaries and building maintenance expenses lead to a moderation in the Cost of Sales for the six month period and quarter by $47,000 and $102,000, respectively. The cost reduction on a quarter-to-quarter comparison is much larger because most of the expense reclassification took place during the current quarter.

Public introduction of the Company's preliminary Master Plan was somewhat hastened by the release of a Brookhaven Township funded study that addressed the likely path and the ultimate impacts of a possible connecting road between the State University of New York at Stony Brook and the Flowerfield property. Once in the public forum, the Company conducted numerous briefing sessions with local officials, planners, special interest groups and the media. Numerous initial misconceptions and conjectures were addressed with the final result that the Company established a broad base of support for the conceptual
underpinnings of the plan.   Management estimates that a public comment period
of approximately one year will ensue before reappraisal and formal submittal of the Master Plan to governmental authorities.

Aerospace expenses for the two periods were higher than the prior periods by $17,000 and $10,000, respectively. Aerospace expenses rose due to increased activity for the refurbishment of the Rotorcycle and an advanced drone configuration, the QH-50F.

General and Administrative expense rose for the six month and quarter periods by $106,000 and $44,000, respectively, reflecting increased use of outside professional services connected with land development. Further, increased Directors' fees attributable to the addition of three new directors and fee restructuring also contributed to the increase.

At FY 1996 year end, the Company changed its method of reporting Citrus Grove activity from the equity method to the cost method of accounting. The change was precipitated due to the Company's reduced ownership percentage and the Grove's request for a new fiscal year for reporting purposes which would have exacerbated the Company's existing financial reporting timing differences.
In a recent memo, the Grove Manager confirmed that the IRS has approved a change for the Grove from a calendar year to a fiscal year ending June 30th. Gyrodyne's prior period year-to-date and quarter results have been adjusted to reflect adoption of the cost method of accounting.

Operating results from the Grove should show improvement as the packing plant is operating at thrice the capacity recorded last year at this time. The crop set appears much superior this year as is generally the case throughout the state of Florida. Marketing efforts by the Grove have yielded results on numerous fronts. A State grant should be forthcoming for the implementation of a "Florida Citrus" tour at the grove. Coupled with a retail store and the Grove's proximity to Lion Country Safari, the program will not only increase traffic to the Grove but generate steady income. Branded marketing promotions have resulted in increased direct sales to wholesalers and large retail customers.

The Grove continues to attract attention as a source of land for community infrastructure projects such as schools, shopping facilities, and water and sewage treatment. Currently four projects are either under construction or in final negotiation. The net result of this activity is reflected in increased land prices accorded the various uses thus underwriting the long-term value of the property after the highest and best use scenario shifts from citrus production to multi-purpose usage.

Excluding the gain on the sale of gas properties in the prior year, oil income in the current year is up $49,000 vs. the prior year and $24,000 for the comparable quarter. All expenses related to depreciation and amortization have been completely exhausted and the corresponding assets written off. As previously estimated, net oil income should, provided current market conditions prevail, edge towards the top end of the $75,000-$100,000 per year range.

Interest and Dividend income for the current six month period and quarter-to-quarter comparison is almost double. The influx of cash from a large tax refund coupled with the proceeds from the sale of two helicopters inflated the cash base for several months. These receipts took place from October 1995 onward.

The Pension Fund generated a greater net expense during the current six months resulting from an increase in benefits and the large lump sum payouts to two former employees. On the quarter-to-quarter comparison, the expenses are almost equal because the full adjustment for the payouts made in the prior year, fell in the second quarter.

Interest expense year-to-year and quarter-to-quarter increased based on assumption of a new loan during the second quarter of FY96 which is $450,000 greater than the original loan. Both loans were based on repaying a fixed principal with interest on the declining principal balance. The new loan has a longer term, and the fixed principal payment is approximately half the old principal amortization rate ($5,833 vs. $10,000) with a commensurate increase in the monthly interest expense. The full impact of interest on this new loan is recognized in the current periods.

The current ratio for the period ended October 31, 1996 decreased to 3.27:1 from 4.46:1 at July 31, 1996 and 4.44:1 at October 31, 1995. The decreases are principally due to a sharp increase in capital spending.

For the six month period and the quarter ending October 31, 1996, the Company is reporting an after tax loss of $128,461 or $0.13 per share and $54,452 or $.05 per share, respectively. This compares to an adjusted loss of $95,963 or $.10 per share and $172,180 or $.17 per share for the prior periods. Results for the current period are not necessarily indicative of nor should they be used to project full year results.

Part II Other Information

Items 1 through 4 are not applicable to the August 1, 1996 through October 31, 1996 period.

Item 5. Other Information

The following Directors; Dimitri Papadakos, Joseph Dorn, Nicholas Xanthaky, Robert Beyer, Nicholas Goudes, Peter Papadakos, John H. Marburger, Philip F. Palmedo, and Stephen V. Maroney were elected at the Annual Meeting of Stockholders on October 25, 1996 held at the Company's Flowerfield Complex. In addition the stockholders approved the following amendments and propositions:
To provide for the election of a staggered Board of Directors to consist of three classes, each for a three year term.
To increase the authorized shares of the Company's Common Stock from two million (2,000,000) shares to four million (4,000,000) shares.
To provide a Non-Employee Directors' Stock Option Plan for outside Directors. To compensate Non-Employee Directors' fees in the form of Company Common Stock.
To ratify the engagement of Holtz Rubenstein & Company LLP as independent auditors for Fiscal Year 1996.
To transact such other business as may properly come before the meeting or any adjournment thereof.

Item 6. Exhibits and Reports on Form 8-K
    (a) Exhibits required - None
    (b) Reports on Form 8-K - None were filed by the Company for the second quarter of FY 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)

Date:  December 13, 1996    SGD/Dimitri P. Papadakos
                            Dimitri P. Papadakos
                            President and Principal Executive Officer

Date:  December 13, 1996    SGD/John A. Rohrs
                            John A. Rohrs
                            Treasurer, Controller and
                            Principle Accounting Officer