Form 10QSB
period 1997-01-31
GYRODYNE COMPANY OF AMERICA INC
filed 1997-03-12
CIK 44689

US Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from      to

Commission file number 0-1684

Gyrodyne Company of America, Inc.
(Exact name of small business issuer as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

11-1688021
(IRS Employer Identification No.)

7 Flowerfield, Suite 28, St. James, N.Y. 11780
(Address of principal executive offices)

(516)584-5400
(Issuer's telephone number)


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,013,072 Common $1 P.V. as of January 31, 1997



INDEX TO QUARTERLY REPORT
QUARTER ENDED JANUARY 31, 1997

Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Footnotes to Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures



GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
10-QSB
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                  January 31, 1997
ASSETS (NOTE 1)
CURRENT ASSETS:
Cash and cash equivalents                              $761,615
Short-term investments
Accounts receivable, less allowance for
doubtful accounts of $6,000 (Note 3)                    114,450
Prepaid expenses and other current assets (Note 6)      282,902
                                                     ----------
Total current assets                                  1,158,967

INVESTMENT IN CITRUS GROVE PARTNERSHIP (Note 10)      1,585,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)            2,553,381
PREPAID PENSION COSTS (Note 2)                        1,695,958
OTHER ASSETS (Note 7)                                    34,308
                                                     ----------
TOTAL ASSETS                                         $7,027,718
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                  $256,058
Loans payable - short term portion                       70,000
Income taxes payable                                          0
                                                     ----------
Total Current Liabilities                               326,058
                                                     ==========

LONG TERM LIABILITIES
Loans payable - long term portion (Note 9)              903,726

DEFERRED INCOME TAXES                                 1,231,114

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 4,000,000 shares, 1,531,086 shares
issued at January 31, 1997 (including 518,014
shares held in treasury) (Note 8 & 11)                1,531,086
Capital in excess of par value (Note 1 & 8)           6,262,795
Retained earnings (Note 1)                             (237,603)
                                                     ----------
                                                      7,556,278
Less cost of shares of common stock
held in treasury (Note 1 & 8)                        (2,989,458)
                                                     ----------
Total stockholders' equity                            4,566,820
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $7,027,718
                                                     ==========

See notes to consolidated financial statements



GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
10-QSB
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                   Nine Months Ended           Three Months Ended
                                                       January 31,                 January 31,
REVENUE:                                          1997            1996          1997          1996

Rental income                                 $1,503,409      $1,382,963      $512,407      $479,735
Aerospace income                                 104,606         705,500        10,000       700,000
                                              ----------      ----------     ---------     ---------
Total Revenue from Operations                  1,608,015       2,088,463       522,407     1,179,735
                                              ----------      ----------     ---------     ---------

COSTS AND EXPENSES:
Cost of maintaining rental property            1,044,902       1,120,513       370,158       399,029
Aerospace                                         76,191          63,005        18,865        22,297
General and administrative (Note 8)              784,780         647,536       231,840       200,120
                                              ----------      ----------     ---------     ---------
Total costs and expenses                       1,905,873       1,831,054       620,863       621,446
                                              ----------      ----------     ---------     ---------
GROSS OPERATING MARGIN                          (297,858)        257,409       (98,456)      558,289

OTHER INCOME AND EXPENSES:
Equity in earnings of Citrus Grove Partnership         0               0             0             0
Equity in earnings of Oil and Gas (Note 4)        91,589          24,254        39,908        21,103
Gain on sale of Gas Investments (Note 4)               0         172,176             0             0
Interest & Dividend Income                        27,917          18,450         7,894         7,737
Pension Income\(Expense) (Note 2)                (56,062)        (28,568)      (26,019)       (9,523)
Interest Expense                                 (78,442)        (55,059)      (25,837)      (29,046)
Miscellaneous Income\(Expense)                         0          (2,997)            0        (2,956)
                                              ----------      ----------     ---------     ---------
Total Other Income\(Expense)                     (14,998)        128,256        (4,054)      (12,685)
                                              ----------      ----------     ---------     ---------

Income before income tax provision              (312,856)        385,665      (102,510)      545,604

INCOME TAX PROVISION:
Current taxes (Note 6)                          (122,839)        154,266       (40,954)      218,242
Deferred taxes                                         0               0             0             0
                                              ----------      ----------     ---------     ---------
Total tax provision                             (122,839)        154,266       (40,954)      218,242
                                              ----------      ----------     ---------     ---------
NET INCOME (LOSS)                              ($190,017)       $231,399      ($61,556)     $327,362
                                              ==========      ==========     =========     =========

WEIGHTED AVG. NO. OF COMMON
SHARES OUTSTANDING                             1,006,485         996,459     1,006,485       996,459
                                              ==========      ==========     =========     =========

PER SHARE INFORMATION:
Earnings per share of common stock                ($0.19)          $0.23        ($0.06)        $0.33
                                              ==========      ==========     =========     =========


See notes to consolidated financial statements



GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
10-QSB
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                 JANUARY 31,        JANUARY 31,
                                                                    1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     ($190,017)          $231,399
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization of oil and gas investments                 0             28,301
Depreciation and amortization of plant and equipment                77,796             55,129
Pension (income)\expense                                            56,061             28,568
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                345,058           (358,331)
Prepaid expenses and other assets                                  (64,898)          (128,529)
Other assets                                                       180,980             31,605
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                              (90,616)            81,782
Taxes payable                                                            0            124,789
                                                                  --------           --------
Total adjustments                                                  504,381           (136,686)
                                                                  --------           --------
Net cash (used)/provided by operating activities                   314,364             94,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term investments                                 189,716            111,210
Decrease in oil and gas investments                                      0            112,405
Increase in property, plant and equipment                         (553,031)          (547,321)
                                                                  --------           --------
Net cash (used)/provided by investment activities                 (363,315)          (323,706)
                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings                                                           0          1,266,000
Repayment of debt                                                  (54,949)          (658,865)
Stock option exercise (Note 8)                                     152,287            145,007
                                                                  --------          ---------
Net cash from financing activities                                  97,338            752,142
                                                                  --------          ---------

Net increase (decrease) in cash and cash equivalents                48,387            523,149
Cash and cash equivalents at beginning of year                     713,228            185,430
                                                                  --------          ---------
Cash and cash equivalents at end of period (Note 7)               $761,615           $708,579


See notes to consolidated financial statements



FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited Consolidated Statements of Income for the nine month periods ended January 31, 1997 and January 31, 1996 and the Consolidated Balance Sheet as of January 31, 1997 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The results of operations for the nine month periods ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $56,062 of net periodic pension expense for the nine month period ended January 31, 1997 and $28,568 of net periodic pension expense for the comparable period in Fiscal Year 1996. The projected full year expense for FY 1997 will be $82,080 vs. $38,091 for FY 1996. The expense increase from period to period is a result of the Pension Plan restructuring. The revised plan calls for increased benefits to current and retired employees.

3. At April 30, 1996, $6,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first nine months of FY 1997.

4. In the comparable period last year, the Company completed the sale of its Gas investments (July 1995). The sale price of $284,000 was reduced by payables still outstanding on these wells which resulted in net proceeds to the Company of $201,000. The effect on the Profit and Loss Statement from this transaction is highlighted below.



                                                   Nine months ended            Third Quarter Ended
                                                      January 31,                    January 31,
                                                  1997           1996           1997           1996
Sales of Oil & Gas                              $180,046       $147,277        $69,205        $45,786
                                                --------       --------        -------        -------
Expenses:
Operating expenses                                88,457         94,122         29,297         15,699
Depreciation                                           0            313              0              0
Amortization of intangible drilling cost               0         28,588              0          8,984
Total operating expenses                          88,457        123,023         29,297         24,683
                                                --------       --------        -------        -------
Income\(Loss) from operations                    $91,589        $24,254        $39,908        $21,103
                                                ========       ========        =======        =======

Revenue from sale of gas investments                   0        283,980              0              0
Net investment in gas                                  0        111,804              0              0
                                                --------       --------        -------        -------
Gain on sale of gas investments                       $0       $172,176             $0             $0


5. Property, Plant and Equipment increased $553,000 in the first nine months primarily due to work-in-progress on various capital projects which include Master Plan developmental cost, relocation of drainage sump, suite renovations and other smaller projects and purchases.

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

7. Other Assets in the prior year included $200,000 of restricted cash which was being held as collateral for the irrevocable letter of credit given to the seller of the land purchased in October 1994. The letter of credit was to insure that Gyrodyne performed certain land improvements before October 5, 1996. These improvements were completed on time and the Letter of Credit released. The cash has been invested in a CD and is represented in the current period as "Cash and Cash Equivalents" on the balance sheet. The current period cash flow includes return of the $200,000 to working capital, whereas the prior period does not.

8. To date, the Board of Directors has granted two groups of stock options to employees. The first group of options was granted on August 6, 1994 for 35,000 shares at an option price of $9.89. During 1995, as a result of the exercise of vested options at a market price of $15.25, an incentive kicker attached to many of the options generated an additional 10,822 shares. Against the 1994 grant, 14,023 shares were exercised and 8,332 were surrendered in years 1995 and 1996 leaving 23,467 options remaining of which 8,254 are currently vested and exercisable. The second option group granted on August 26, 1995 was for 25,750 shares of which 7,300 shares are currently exercisable. The option price on the second grant is $15.25 per share vs. a current market price ranging between $11.00 and $13.00 per share rendering these options currently "under water". Taken together, outstanding options total 49,217 shares of which 15,554 are currently exercisable. Four restricted stock grants totaling 2,380 shares were exercised on August 6, 1996 against the August 6, 1994 Board grant. Employee compensation on this transaction amounted to $26,329 which is reflected as an expense on the current Income Statement in General and Administrative expense. On September 11th and 13th 7,813 shares were awarded to three consultants in partial payment for their services. The cost of these awards amounted to $98,444 and was charged to General and Administrative Expense in the Income Statement. On December 17th 2,328 shares were issued to four Directors in payment for 1995 Directors Fees. The cost of these shares amounted to $27,514 and was charged against accrued Directors Fees in the balance sheet. Combined these three expenses, totaling $152,287, are reflected in the current year Cash Flow Statement. In the second quarter of the prior year, the charge to General and Administrative expense for option exercise amounted to $76,647. This amount in combination with the $68,360 additional paid-in capital from the purchased options is reflected as a $145,007 Stock Option Exercise in the prior year Cash Flow Statement.

A summary of employee stock options is as follows:

     Stock Options                                   Number of shares         Total
Outstanding at July 30, 1995                               35,000
Incentive awards at $9.89 per share                         5,203
SAR'S at $9.89                                              5,619
Granted August 26, 1995 at $15.625                         25,750
                                                           ------
Total granted shares                                                         71,572
Exercised options at $9.89 first year                       6,910
Exercised awards at $9.89 first year                        3,160
Exercised SAR's at $9.89 first year                         1,573
Exercised awards at $9.89 second year                       2,380
SAR's surrendered first year                                2,535
Incentive kicker surrendered first year                     1,573
Options surrendered upon SAR's exercised first year         2,713
SAR's surrendered second year                               1,511
                                                           ------
Total exercised or surrendered shares                                        22,355
                                                                             ------
Outstanding at January 31, 1996                                              49,217
                                                                             ------

Exercisable as of January 31, 1996                                           15,554
                                                                             ------



9. In the second quarter of FY 1996 the company secured a $1,050,000 ten year mortgage maturing in October 2005. This loan was used to pay off the balance of the prior term loan and to finance the renovation of a portion of Building #7. The loan has a fixed principal payment each month of $5,833.33 and interest at a floating rate at 2% above the prime rate. The loan is secured by the assignment of rents and a first collateral mortgage on Building #7 which is situated on six and one half acres in St. James NY.
The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc. The principal balance of the loan at January 31, 1997 was $962,500. The remainder of the principal will be paid as follows:

Fiscal Year 1997                                   $17,500
Fiscal Year 1998                                    70,000
Fiscal Year 1999                                    70,000
Fiscal Year 2000                                    70,000
Fiscal Year 2001                                    70,000
Thereafter till October 2005                       665,000
                                                  --------
                                                   962,500
Vehicle term loan bearing 10.9% interest
maturing August 1999                                11,226
                                                  --------
                                                   973,726
less current portion                                70,000
                                                  --------
Long term debt                                    $903,726


10. In the fourth quarter of FY 1996 the Company adopted a change in the accounting treatment of its investment in the Callery Judge Grove. Effective May 1, 1995 the Company changed from the equity method to the cost method with all previously recorded income or loss remaining as part of the book value to the investment as of that date. The first three quarters of FY 1996 have been adjusted to reflect this change.

11. At the annual stockholders meeting held on October 25, 1996 the stockholders approved increasing the authorized shares of the Company's Common Stock from two million shares (2,000,000) to four million shares (4,000,000). The Company has filed with the New York Department of State a change in its Articles of Incorporation to reflect this and other changes. The Company has no immediate plans to issue additional shares.



Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Revenues from Operations for the nine month period and quarter ended 01/31/97 were $480,448 and $657,328 lower respectively than the prior periods. The decline in both periods is due to a one time $700,000 helicopter sale which took place in the third quarter of the prior period. Excluding current year and prior year helicopter revenues, rental income increased $120,446 and $32,672 respectively. This increase reflects a 95% occupancy rate, up from 90% in the prior year, as well as higher rental rates on lease renewals.

Cost of Sales for the six month period and quarter decreased by $75,611 and $28,871 respectively. The cost reduction year-to-date and quarter-to-quarter is mainly the function of reduced building maintenance cost. Capital projects in the current year absorbed much of the cost and labor that were previously expensed in normal building upkeep. The offset to this was higher depreciation and other equipment expenses in both periods.

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

Aerospace expenses were higher for the year-to-date period but lower in the quarter-to-quarter period by $13,186 and $3,432, respectively. Aerospace expenses year-to-date reflect increased activity attributable to the refurbishment of the Yron Rotorcycle and an advanced drone configuration, the QH-50F, in prior quarters. Activity in the current quarter seems low because it is being compared to a prior quarter in which two helicopters were sold.

General and Administrative expense rose for the nine month and quarter periods by $137,243 and $31,719, respectively, reflecting increased use of outside professional services connected with land development. Further, increased Directors' fees attributable to the addition of three new directors and fee restructuring also contributed to the increase. At FY 1996 year end, the Company changed its method of reporting Citrus Grove activity from the equity method to the cost method of accounting. The change was precipitated due to the Company's reduced ownership percentage and the Grove's coming change to a fiscal year ending June 30 1997 which would have exacerbated the Company's existing financial reporting timing differences.

Although Grove financial results are no longer reflected in the Company's P&L, reports from the Grove show continuing improvement. The packing plant is operating at thrice the capacity recorded last year at this time, the crop set appears much superior this year, and marketing efforts by the Grove have yielded results on numerous fronts. Brand-name marketing promotions have resulted in increased direct sales to wholesalers and large retail customers. The Grove also continues to attract attention as a source of land for community infrastructure projects such as schools, shopping facilities, and water and sewage treatment.

Excluding the gain on the sale of gas properties in the prior year, oil income in the current year is up $67,335 vs. the prior year and $18,805 for the comparable quarter. All expenses related to depreciation and amortization have been completely exhausted and the corresponding assets written off. As previously estimated, net oil income should, provided current market conditions prevail, edge towards the top end of the $75,000- $100,000 per year range.

Interest and Dividend income for the current nine month period and quarter-to-quarter comparison is up $9,467 and $157 respectively. Year to date reflects the influx of cash from a large tax refund coupled with the proceeds from the sale of two helicopters which inflated the cash base for several months. The quarter-to-quarter results reflect the comparable ending cash balances; $761,615 and $708,579 respectively.

The Pension Fund generated a greater net expense during the current nine months as a result of increased benefits and the lump sum payouts to two former employees. The quarter-to-quarter comparison also reflects the higher current year expense on a pro-rata basis.

Interest expense increased year-to-year reflecting the assumption of a new loan during the second quarter of FY 96 which is $450,000 greater than the original loan. Both loans were based on a fixed principal amortization schedule with interest on the declining principal balance. The new loan has a longer term, and the fixed principal payment is approximately half the old rate ($5,833 vs. $10,000) with a commensurate increase in the monthly interest expense. The quarter-to-quarter comparison reflects the interest on the new loan only in both quarters. A lower floating interest rate coupled with a smaller residual principal base led to a reduction in expense during the current quarter.

The current ratio for the period ended January 31, 1997 increased to 3.55:1 from 3.27:1 at October 31, 1996 and decreased from 4.22:1 at January 31, 1996. The increase in the most current period is a result of lower payables. The large decrease from January 1996 is the result of lower cash, principally due to an increase in capital spending.

For the nine month period and the quarter ending January 31, 1997, the Company is reporting an after tax loss of $190,017 or $0.19 per share and $61,556 or $.06 per share, respectively. This compares to an adjusted gain of $231,399 or $.23 per share and $327,362 or $.33 per share for the prior periods. The prior period results include the one time helicopter sale of $700,000. Results for the current period are not necessarily indicative of nor should they be used to project full year results.

An analysis of the comparable nine month periods indicates that noncash expenses during the current fiscal year, particularly depreciation, pension, and stock transaction expenses amounted to $286,144, approximating the pretax loss of $312,856. Factoring out the nonrecurring one time sale of two helicopter platforms for $700,000 during FY 1996, the Company would have reported a pretax loss of $314,335 of which $160,345 would have reflected the aggregate depreciation, pension, and stock transaction expense. The net result is that although the Company sustained losses during FY97, there has been no reduction in liquid assets.

The Company is currently estimating an after tax loss of approximately $250,000 for the full year. As a result of continued emphasis on introduction of the Company's Master Plan to the public and ongoing work such as traffic studies and impact analysis, expenses will continue to be incurred with no corresponding revenue until actual financial commitments are made and building projects come on-line. The Company anticipates that substantial progress towards realizing the initial development goals set under the Master Plan will occur during FY1998.

In order to continue husbanding cash, the Company has adopted a policy of remunerating consultants, when deemed prudent, with a mix of cash and equity. Management believes that this policy enhances the Company's ability to take advantage of a broader range of development options while maintaining momentum and enjoying steady progress.



Part II Other Information

Items 1 through 4 are not applicable to the November 1, 1996 through January 31, 1997 period.

Item 5. Other Information
On February 3, 1997 the Company filed a Form S-8 with the Securities and Exchange Commission, incorporated herein by reference, which covers the 1996 Non-Employee Directors' Stock Option Plan and a Non-Employee Directors' Compensation Plan.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits required - None
(b) Reports on Form 8-K - None were filed by the Company for the third quarter of FY 1997



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)


Date:  February 13, 1997          SGD/Dimitri P. Papadakos
                                  Dimitri P. Papadakos
                                  President and Principal Executive Officer


Date: February 13, 1997           SGD/John A. Rohrs
                                  John A. Rohrs
                                  Treasurer, Controller and
                                  Principal Accounting Officer