Form 10KSB
period 1997-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 1997-07-29
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 1997.

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from ............ to  ...................

Commission file number  0-1684

GYRODYNE COMPANY OF AMERICA, INC.
----------------------------------------------
(Name of small business issuer in its charter)

NEW YORK
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

11-1688021
------------------------------------
(I.R.S. Employer Identification No.)

7 FLOWERFIELD, SUITE 28, ST. JAMES, NY
---------------------------------------
(Address of principal executive offices)

11780
---------
(Zip Code)

Issuer's telephone number:  (516) 584-5400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class
COMMON STOCK, PAR VALUE $1.00 PER SHARE

Name of each exchange on which registered
NASDAQ

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and
(2) has been subject to such filling requirements for the past 90 days.
Yes...X....NO.......

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year were: $2,125,585

The aggregate market value of the 533,890 shares of voting stock held by non-affiliates of the registrant on July 17, 1997 was $9,409,811. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's Common $1.00 par value stock as of July 17, 1997 was 1,037,520.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy statement to be filed pursuant to regulation 14A for the FY 1997 annual meeting of Shareholders of the Company are incorporated by reference into Part III hereof.


INDEX TO FORM 10-KSB
FISCAL YEAR 1996

ITEM #

PART I
1 -Business
2 -Properties
3 -Legal Proceedings
4 -Submission of Matters to a Vote of Security Holders

PART II
5 -Market for Registrant's Common Stock and Related
    Stockholders' Matters
6 -Management's Discussion and Analysis of Financial
    Position and Results of Operations
7 -Financial Statements and Supplementary Data
    Independent Auditors' Reports
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statement of Stockholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements
8 -Disagreements on Accounting and Financial Data

PART III
9 -Directors and Executive Officers of Registrant
10 -Compensation of Executive Officers and Directors
11 -Security Ownership of Certain Beneficial Owners and Management 12 -Certain Relationships and Transactions
13 -Exhibits, Financial Statement Schedules, and Reports on Form 8K
     Signatures


PART I
Item 1. Description of Business

(a) Business Development:

Incorporated in New York in August 1946, Gyrodyne Company of America, Inc.
(GCA) was engaged in the design, development, testing, and production of coaxial helicopters. Although still involved in aerospace, the Company's primary focus is in developing its real estate assets. Gyrodyne Petroleum, Inc. (GPI), a wholly owned subsidiary, was incorporated in Delaware in 1965 and was established to diversify away from the aerospace industry. In 1966, Flowerfield Properties, Inc. (FPI), a wholly owned subsidiary, was incorporated in New York to manage investments in marketable securities and to participate in a citrus grove limited partnership in Florida.

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

Substantially all aerospace work was conducted for the U.S. Navy, with a small procurement by the Japanese Maritime Self-Defense Force. From the mid-fifties to the early seventies, Gyrodyne manufactured and sold approximately 800 coaxial helicopters from its first small one-man helicopter, dubbed Rotorcycle, through its remotely piloted models QH-50A through QH-50D, with total sales amounting to approximately $200,000,000.00.

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

From 1992-94, the Company was engaged in the manufacture of replacement rotor blades for QH-50 helicopters still in service with the U.S. Navy. This was the Company's first production contract in over twenty years. The Company in the prior year completed the sale of two re-manufactured helicopter platforms and is actively engaged in negotiations with its German licensee to modify its Technology Transfer Agreement. In addition, two YRON helicopters were sold under a joint agreement with Aviodyne U.S.A. One in FY 1997 and one in early FY 1998 for a total price of $125,000. The Company's assets include proprietary manufacturing rights and an extensive parts inventory. There is no ready market for the Company's specialized technology. The value of these assets is subject to the availability of customers with suitable requirements.

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

Gyrodyne Petroleum, Inc. (GPI), was established primarily to invest in oil and gas limited partnership interests. Beginning in 1965, the initial major partners were Apache Oil and Austral Oil Company. During 1976, all Apache Oil partnership interests were disposed of. The Austral limited partnership assets through various acquisitions and mergers came under the management of Mobil Oil Corporation in 1984. In January 1988, Mobil Oil Corporation, then our general partner, divested itself of its interest in Rulison Field, Colorado. Four nonaffiliated firms acquired individual leases and became the operators for our then segmented Rulison Field interest.

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

In 1966, Flowerfield Properties, Inc. (FPI), was incorporated to manage investments in marketable securities and to participate in a citrus grove limited partnership in Florida. Active management of a securities portfolio was phased out in the late seventies. The Callery-Judge Grove is located 16 miles west of Palm Beach, Florida with a portion lying in the Indian River Basin. The Company's initial net investment position, after payout per the partnership agreement, was 17.5% which today, subsequent to a new equity offering, is approximately 14.9%. In accordance with the partnership agreement, the Company has no active voice in the Grove's management which authority rests solely with the Managing Partner. The Grove interest is the Company's second largest asset.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

(b) Business of Issuer:

The Company is currently involved in four business segments. The Company manages its real estate and helicopter activities while it is a passive investor in the citrus operation and maintains a working interest only in a single oil property, Ackerly Field. Below is a summary of financial results by business segment for FY 1997 and 1996.

                                            Year Ended      Year Ended
                                            April 30,       April 30,
                                              1997             1996

Rental Income                               $2,020,979     $1,879,287
Aerospace Income                               104,606         704,150

Less:
Rental costs and expenses                    1,388,322       1,430,192
Net Aerospace expense                           98,135          83,908
                                            ----------      ----------
Operating Income                            $  639,128     $1,069,337
                                            ==========      ==========

Other Income/(Loss):
 Oil and Gas Income (Notes 1, 2, & 3)       $  126,467      $  220,571
 Other Income (Net) (Notes 4 & 5)             (149,217)        (91,909)
                                            ----------      ----------
Total Other Income                          $  (22,750)     $  128,662
                                            ==========      ==========

Identifiable Assets at Net Carrying Value
Real Estate Fixed Assets (Note 6)           $2,555,953      $2,078,147
                                            ==========      ==========

Note 1 - All inter-company transactions have been eliminated.
Note 2 - All company activity was within the United States of America.
Note 3 - See note number 3 of "NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS"
Note 4 - See Other Income discussion in Item 6 "Other Income"
Note 5 - See the Other Income section of "CONSOLIDATED  STATEMENTS OF INCOME".
Note 6 - See note number 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS"
Note 7 - See note number 4 of "NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS"

The Business Segments in the financial statements reflect the unconsolidated real estate, aerospace and investment activities of Gyrodyne Company of America, Inc. The oil and gas activity of Gyrodyne Petroleum, Inc. is carried as investment income on the consolidated statements of income under the heading "Other Income."

(1) Real Estate

The Company is not a real estate developer in the traditional sense. Acquisition of additional real estate assets is solely for the purpose of
augmenting the development prospects of the Flowerfield property.   Gyrodyne
owns a 326 acre site, primarily zoned for light industry, approximately 50 miles east of New York City on the north shore of Long Island. Purchased in 1951, the property was initially surrounded by farm land. Major residential developments sprang up in the sixties, most notably, those constructed by the Levitt Organization. In the early sixties the State of New York began construction of a campus which today is the State University of New York (SUNY) at Stony Brook. Covering over one thousand acres, Stony Brook University is a major research center complete with tertiary care hospital and veterans hospital. The University's High Technology Incubator already boasts numerous graduates creating an ongoing need for research and development space.

There are two major industrially zoned parcels bracketing the University, one to the east and Flowerfield to the west. The eastern parcel, located solely in the township of Brookhaven, is approximately one hundred acres in size with road accessibility provided by a four lane east-west route. Currently the parcel is approximately sixty-five percent developed with the balance to be completed in an estimated four to five years. Total build out is anticipated at 1,000,000 square feet.

The Flowerfield property is bisected by the town lines of Smithtown and Brookhaven Townships. The existing buildings and approximately 144 acres are located in the town of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the town of Stony Brook, Township of Brookhaven.

The approximately 326 acres of land are zoned for use as shown below:

Approximate Acreage
Township              Total    Light Industry     Residential and/or Buffer
Smithtown              144     120                24
Brookhaven             182     173                9
Total                  326     293                33


Flowerfield is the single largest undeveloped privately owned industrially zoned parcel in the township of Smithtown. All of the acreage is contiguous. However, the Port Jefferson Branch of the Long Island Railroad runs through the property, with 73.5 acres lying to the north of the Railroad, and the balance to the south.

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

Improvements to Flowerfield over the years include nearly five miles of roads and approximately ten acres of paved parking areas. There are five main building groups with rental unit sizes ranging from 300 square feet to 25,000 square feet, with the 1,000 square foot units being most numerous. Where practical, separate utilities have been provided for each suite. Given the location and size of rental units, the Flowerfield Industrial Park attracts small startup companies that are not dependent on extensive material or product handling. Flowerfield lies seven miles north of the Long Island Expressway.

Mandated Infrastructure Improvements

Project(s)                     Agency or Mandate          Projected Completion
---------------------------   -------------------------   --------------------
Industrial building public    Suffolk County Department        on-going
water backflow prevention     of Health Suffolk County,
                              New York

Inspection, maintenance       N.Y.S. Department of             on-going
and/or removal of in-ground   Environmental Control
oil tanks                     (DEC)

Handicap access to            Americans With                   on-going
facilities                    Disabilities Act

Hazardous material disposal   Environmental Protection         on-going
                              Agency (EPA)

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

With the exception of two individuals assigned to aerospace activities, essentially all Company personnel are directly involved in support of real estate operations. Depending on seasonal requirements, total full time personnel vary between twenty and twenty-five.


(2) Oil and Gas

As noted earlier, Parker and Parsley acquired Mobil Oil's interest in the Ackerly Field, Texas property in 1991. As part of the arrangement, Mobil contracted with Parker and Parsley for the purchase of the total field output providing a guaranteed customer. GPI's interest is:

Name of Field         Location                         % Avg. Net
                      County/State - Gross Acreage     Revenue - Interest
--------------        ----------------------------     ------------------
Ackerly               Dawson, Texas  - 6,540 Acres      4.5%


The estimated monthly output is roughly one thousand barrels per month with gross revenues fluctuating with the spot price of oil, currently $20/bbl
(July 97). Expenses, ad valorem taxes and mandated maintenance reworks average approximately $10,000 per month. GPI's initial acquisition of Ackerly was as an operating field and as such, the field is well over thirty years old. Environmental compliance expenses, particularly for casing leaks, have tended to rise over time with oil output drifting lower. Current net returns are attractive but may fluctuate over time.


(3) Citrus Grove

From its inception in 1965, the net worth of the Grove Partnership, based on its appraised value, has increased approximately 600% while cash distributions to the partners have amounted to $31 million or 500% on a base investment of $5.5 million. At the formation of the Partnership, the Company's interest was 20%. However, as provided in the Agreement, upon payout of each limited partner's initial equity participation, the General Partner was granted a 12.5% share of Grove earnings and equity which effectively reduced the Company's share of the Partnership to 17.5%. Based on the recent capital infusion, in which the Company did not participate, the Company's share has declined to approximately 14.9%. During calendar year 1976, the Grove realized its first profit from operations and by 1981 the Limited Partners had recouped their original cash investment. To date Flowerfield Properties Inc. has received, in cash, five times its $1.1 million original investment.

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

During July 1997, the Grove informed the Company that in tandem with a refinancing of its mortgage debt, the Grove will seek an additional five million dollars equity. Two million dollars of the funds are to be used to comply with new equity-to-loan covenants on the new mortgage, and the balance of three million will be used to develop a Draft Regional Impact Statement for the development of the Grove as a realty project. The Company has put the Grove on notice that it will not participate in the new equity offering. An assessment of the discount from appraised value indicates a thirty percent factor in the new equity offer in contrast to the twenty-five percent factor utilized in the prior offering. As a result of the planned equity addition, the Company will experience additional dilution of its net interest position.

Although Management has determined that development of the Callery-Judge Grove is in the best interests of the Partnership, the requirement to husband cash and invest in the development of Flowerfield's Master Plan far outweighs this alternative investment opportunity.

Beginning May 1, 1995 (FY96) the Company changed from the equity method of accounting to the cost method of accounting. Thereafter, the Company's investment in the Grove only changes when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 1997. The Company does not anticipate receiving any significant cash distributions from the Grove prior to FY2000. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000.

With a change in the Managing Partner in 1992, the Grove began aggressively marketing not only the private Callery-Judge brand through direct sales to institutions and individuals but also directly to Japan. Acquisition of additional shares in the Ocean Spray Co-Op has helped stabilize the juice-solids market while receipts and savings from the packing house operation continue to rise. However, a glut of grapefruit product throughout Florida continues to be a dampening factor on earnings for the foreseeable future.

In 1997 the Grove changed its financial reporting year from a December 31
calendar year to a June 30 fiscal year.   The initial reporting period is a
truncated transition fiscal year, January 1, 1997 to June 30, 1997.

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

For the evaluation phase, the Company received fees of $500,000. Should both final agreements be executed, additional fees of approximately $3 million can be anticipated. The licensing agreements would remain in effect in perpetuity and provide for staged royalty payments. The exclusive sales territories for Dornier are the European NATO nations and for IAI, Israel. During July 1997, amendments extending both agreements were executed. In addition, the Dornier agreement was restated to comply with requirements set forth by the German Ministry of Defense. All licenses and sales are subject to the approval of the U.S. Department of State.

On September 6, 1995, Gyrodyne signed a contract with Dornier GmbH for the sale of two re-manufactured QH 50 helicopters for $700,000. The vehicles are being used for the VTOL UAV Demonstrator Program being conducted for the German government. The second platform was shipped to Dornier in April 1996 with the on-site technical assistance portion of the agreement concluded in June 1996.

In FY 1997 a bailment agreement was signed with Aviodyne U.S.A. Under this agreement, two YRON helicopters were sold for a total $125,000, one sale is recorded in FY 1997 and the other in FY 1998. The Company is pursuing a long term agreement with Aviodyne, on a joint venture basis, for the manufacture and sale of YRON platforms.


Item 2. Description of Property

(c) Description of Real Estate and Operating Data

Gyrodyne Company of America, Inc. (Consolidated) owns, in fee, approximately 326 acres located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of industrial building space and maintains its corporate office and manufacturing facilities on site. In 1994, approximately 5 acres of land adjacent to the Company's property were purchased. For a more detailed description, see Item 101. Description of Business (b) (1) Real Estate.

The land and land improvements are carried on the Company's books at cost in the amount of $808,338, while the 202,000 square feet of space is carried at a depreciated cost of $1,416,643. At the current time, the property and buildings that are used by the Real Estate segment of the business, except for Building #7 and the surrounding 6 1/2 acres which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The balance of the mortgage as of April 30, 1997 is $945,000.

The average age of all the buildings is nearly thirty-seven years, and the facilities are undergoing continuous maintenance repair cycles for roofs, paved areas, and building exteriors. The external appearance of all buildings is that of well maintained mature properties. The general condition of internal infrastructure HVAC, electrical and plumbing is above average for facilities of this age. The grounds feature extensive landscaping and are neatly groomed commensurate with other business parks.

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

The Company's official address is:

Gyrodyne Company of America, Inc.
7 Flowerfield Suite 28
St. James, New York 11780-1551

The Company currently maintains a $10 million dollar liability umbrella policy and has selectively insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. Of the five large noncontiguous industrial buildings: two, are constructed of prefabricated metal panels; two, of cement blocks with metal deck roofing; and one, clay brick and stucco with a gabled wood roof. One of the block buildings has an in-place sprinkler system which is currently functional but not recognized for insurance purposes. It is Management's opinion that the premises are adequately insured.

Almost all available space has been subdivided and is available for rent, except for approximately 18,000 square feet which has been reserved for Company use.
Of the 184,000 gross square footage available for rent, approximately 15,000 square feet comprise common areas such as hallways, foyers and rest rooms.
A summary of operating results:

Fiscal                                     Operating      Occupancy         Nominal
Year       $ Revenue       $ Expenses      $ Margin       Rate in Pct.      $ Rate per sqft*
------      -----------    -----------     ---------       -----------      ----------------
1994          1,495,952      1,172,028     323,924         80                9.77
1995          1,667,067      1,167,325     499,742         82               10.15
1996          1,879,287      1,430,192     449,095         86               11.35
1997          2,020,979      1,388,322     632,657         85               11.57

*exclusive of land rentals but inclusive of the catering facility and bus terminal.

In FY 1997 three tenants individually exceeded 10% of total rental income, representing an aggregate 44%, with one tenant exceeding 20%. Correspondingly, in FY 1996, three tenants each exceeded 10% of total rental income for a 45% aggregate total. The leases of these major tenants all contain periodic cost of living escalators as well as various pass-through increases for such items as real estate taxes, fuel oil increases, security services and building insurance. For tenants with stand alone buildings, certain pass-throughs do not apply because the associated service costs are fully assumed by the tenants.

As of April 30, 1997, the Company had a 15.0% vacancy rate vs. 13.6% for the same period last year. Most of the Company's tenants are startup or small businesses that seek small spaces and short term leases. The average square footage of tenants whose leases expire within twelve months is less than 1,300 sqft. The Company's exposure to short term market rental rate conditions is reflected in the accompanying table. A summary of lease terms:

FY 1997 Lease Summary
Balance of time        # of       Total         Relative pct      Relative pct      Approximate
remaining on lease     Tenants    square        of total          of total          dollar value
                                  footage       rented space      dollar value      of rentals

Up to 1 year           45          55,425         32.5%              24.9%            $ 503,000
From 1 to 2 yrs        18          27,518         16.1%              12.0%              243,000
from 2 to 5 yrs         8          87,845         51.4%              63.1%            1,275,000
                       -------    -------        ------             ------          -----------
Total                  71         170,788        100.0%             100.0%           $2,021,000
                       =======    =======        ======             ======          ===========


A summary of occupancies at April 30 1997:

Type of Occupancy         Square Footage       Percent of Total
-------------------       --------------       ----------------
Office                      32,108               18.8
Manufacturing/R & D         37,672               22.1
Service/Misc.              101,008               59.1
                           -------              ------
Total                      170,788              100.0
                           =======              ======


Depending on the type of prospective occupancy, there are approximately 5,100 square feet of long term vacancies that require extensive renovation. Management estimates that the cost of renovation will be approximately $30/sqft. or $153,000. Upon securing viable tenants, the Company may seek outside financing for such renovations. Rental units turned over in the normal course of business are refurbished from internal cash flow.

Depreciable asset categories and rates are enumerated in Footnote 2 to the Financial Statements. Real estate taxes paid to the township of Smithtown for FY97 were $233,721.18 based on a rate of $103.82/$100 of assessed value.
Real estate taxes paid to the township of Brookhaven for FY97 were $114,451.23 based on a rate of $151.59/$100 of assessed value.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of either Fiscal Year 1996 or 1997.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information:

The Company's Common Stock $1 P.V. (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Set forth below are the high and low bid and asked prices as reported by NASDAQ for the periods indicated. Such prices reflect inter-dealer quotations, without retail markup, markdown or commission, and do not necessarily reflect actual transactions.

Quarter Ended        Bid Price Low        Asked Price High
Fiscal 1996
July 31, 1995           $13.50                $16.00
October 31, 1995        $15.00                $16.00
January 31, 1996        $14.00                $15.75
April 30, 1996          $12.00                $14.13
Fiscal 1997
July 31, 1996           $12.00                $13.75
October 31, 1996        $11.06                $12.38
January 31, 1997        $11.25                $12.38
April 30, 1997          $12.00                $13.00

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.
                                       Number of Holders
Title of Class                         as of July 17, 1997
Common Stock, $1.00 Par Value          1,701

(c)  There were no dividends declared in the current or prior fiscal year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Discussion

As of July 1997, the Company has made substantial progress towards implementing its long term corporate strategy. Adoption of the Company's Master Plan for the Development of Flowerfield has been implemented. Pre-submittal community presentation sessions have been very positive.
The Company in tandem with its community outreach effort has also garnered several "letters of interest" from substantial developers for various aspects of the Flowerfield project. Although preliminary, this interest has validated the overall Planned Development District concept fostered in the Company's Master Plan and reaffirmed by Brookhaven Township's own Master Plan. The final plan will be a flexible customer driven development that provides for a mixture of industrial, office, service, captive retail and living units. Densities will be determined by the municipal authorities of the respective townships based on constraining factors such as traffic, effluent discharge, noise and sound pollution and community input.

The Company recently concluded the incorporation of two wholly-owned subsidiaries: Gyrodyne Rotorcycle Company Inc.(GRC) and Gyrodyne Coaxial Helicopter Company Inc.(GCHC) for the express purpose of positioning the Company to realize economic benefits from distinctly different markets.
GRC includes all the assets of the Company's one-manned Rotorcycle helicopter (a vehicle with a Gross Takeoff Weight (GTOW) of less than 1,000 lbs.) while GCHC exclusively controls the QH-50 assets (a vehicle with a GTOW of 1,500-3000 lbs.). The Company has identified a potential joint venture partner for GRC and is currently negotiating an agreement. The recently executed Technical Data Package Transfer Agreement with Dornier GmbH is with GCHC.

As stated earlier, the long term prospects for the development of the Callery-Judge Grove are excellent. Shorter term earnings prospects, given the emphasis by the Grove Manager on long term development goals, are not particularly encouraging. Although the Company is interested in maintaining an interest in the Grove, the timing of the Grove's development, return to operating profitability and continued dilution are under active review by both Management and the Board of Directors.

The Company's interest in petroleum is based solely on the Ackerly property in Texas. The Company plans, provided the current economic situation continues, to maintain its interest in the property.

Revenues

Slightly higher rental rates contributed to increased real estate revenue of $142,000. Coupled with aerospace sales, total revenue for the fiscal year ended April 30, 1997 decreased $457,000 to $2,126,000 from the previous year's $2,583,000 which included the sale of two QH-50 platforms to Dornier GmbH.

Operating Costs

The year-to-year cost of operating rental property remained essentially flat. A mild winter, few unanticipated repairs and low tenant turnover contributed to the stability. Based on preliminary forecasts, rental revenue should edge higher again in FY 1998.

Increased activity in Aerospace pushed expenses up slightly reflecting ongoing depot level rebuilds of helicopter platforms. It is anticipated that expenses will continue to climb in FY98 as preparations for conveyance of additional documentation to be shipped to Dornier intensifies. Depending on timing differences, additional revenue will also be realized to offset these expenses.

General and Administrative Expenses

On a consolidated basis for the year ended April 30, 1997, General and Administrative expense was $1,189,536 versus $865,236 for the year ended April 30, 1996. For analysis purposes, the Company has divided General and Administrative Expenses into four expense pools: 1) Remuneration: which includes all compensation expenses related to executive and support staff;
2) Corporate Governance: which includes all expenses related to the Board of Directors and its subcommittees, maintenance of stockholder records, NASDAQ listing requirements, and long range strategic planning; 3) Overhead: corporate overhead expenses for accounting services, depreciation, maintenance, utility charges, insurance, etc., and 4) Special Projects: expenses related to the Master Plan for the Flowerfield property, acquisitions, financing charges and consulting expenses for project advisement.

G&A Segments
G&A Expenses                    FY97            FY96
Remuneration                  $514,305        $567,063
Corporate Governance          $258,445        $ 95,483
Overhead                      $172,786        $150,196
Special Projects              $244,000        $ 52,494
                            ----------        --------
Total                       $1,189,536        $865,236
                            ==========        ========

Remuneration: On a cash basis rose approximately $24,000 reflecting salary increases and a short term staffing increase. During FY 1997, there were no charges to Remuneration attributable to the exercise of stock options. FY 1996 was the first year in which stock options issued under the 1993 Stock Incentive Plan vested and were exercised. As a result, option recipients recorded income, and the Company recognized a corresponding expense which amounted to $77,000. Adjusted net cash only expenses for Remuneration were approximately $490,000.

Corporate Governance: FY97 gave full effect to three separate events which sharply elevated this category. Shareholders approved in the FY1996 proxy statement two separate plans for the remuneration of directors. The "1996 Non-Employee Directors' Stock Option Plan" awarded all sitting outside directors a one time stock option for 2,500 shares and annual awards for years 1997-2000 of 1,250 shares. In accordance with the Black-Scholes formula utilized to calculate the future value of option to participants, the Company took a charge of $67,500 for the current year. New directors, if any, would also qualify for this initial stock option under the plan. FY 97 also recorded the full effects of the expanded number of board members, nine, and the increased frequency of meetings. With the exception of travel expense reimbursement which is paid in cash, all other expenses related to the Board of Directors, although charged to earnings, are being paid in Company stock according to the adopted "1996 Non-Employee Directors' Compensation Plan" thus closely aligning the directors with shareholder interests.

Overhead: Corporate overhead rose reflecting expenses related, in large part, to the consolidation of the Company's main office, records area and engineering facility into a single centralized facility. The new facility is approximately six thousand square feet and is much better suited for the Company's current mix of business.

Special Projects: In line with expectations, expenses rose substantially for outside legal and architectural consultants. The Company began its community presentation program with respect to its Master Plan for the Development of Flowerfield during the late summer of 1996. The three faceted program includes outreach to local community groups, pre-submittal presentations to planning agencies and one-to-one presentations to the political leadership. Feedback garnered from these contacts is evaluated and, where advisable, incorporated into the Master Plan. The initial response from all three community segments has been generally very positive and encouraging. The comment period should continue for approximately an additional six months before final development plans are promulgated for actual submittal.

Other Income and (Expense)

Lower net oil income coupled with increased interest expense were the main factors driving a year-to-year decline in "Other Income and Expense."

The Company utilizes the Financial Accounting Standards Board ("FASB") Statement No. 87 "Employers' Accounting for Pensions". The application of FASB 87 resulted in recognition of approximately $82,000 of net periodic pension expense for the year ended April 30, 1997 compared to approximately $38,000 of net periodic pension expense for the year ended April 30, 1996.
No contributions to the plan by the Company were required during fiscal years 1997 or 1996.

Results from Operations

After giving effect to the exercise of stock options, results from operations after taxes were a loss of ($0.37) per share for the period ended April 30, 1997, versus a gain of $0.12 per share for the prior year. The pretax loss of $573,158 generated an income tax benefit of $196,296 and resulted in a net loss of $376,862 compared to a gain of $116,303 in FY 1996.

Liquidity and Capital Reserves

The Company's cash position increased $196,000 during the year primarily as a esult of the release of a $200,000 Letter of Credit posted for completion of certain improvements to property purchased in 1994 and listed on the Company's Balance Sheet under Other Assets.

In 1995, the Company engaged McCarthy & Associates to develop, predicated on budgeted forecasts, a financial plan suitable for presentation to financial institutions. The Company also commissioned Henderson & Bodwell, L.L.P. consulting engineers to draw up a preliminary Master Plan for the development of the Company's Flowerfield property. In conjunction with these efforts, the law firm of Cahn, Wishod & Lamb was called upon to examine the ramifications of alternate development scenarios. As a result of these joint efforts, the Board of Directors adopted a preliminary Master Plan in June 1996.

As noted earlier in this report, certain additional specialists must be engaged to provide qualified studies and opinions in diverse areas such as marketing, traffic pattern studies, environmental impacts and community interface.

The Company estimated in numerous prior reports that the cost of adopting a presentation caliber Master Plan proposal would be at least $250,000. This plateau has been reached and the Company is readying its modified Master Plan for submittal. The cost of this next phase will approach $1,000,000. Costs may escalate if the approval process becomes contentious. In order to mitigate the effect of these large expenses on cash reserves, the Company has negotiated arrangements to compensate certain consultants, in part, with restricted investment type common stock.

Effects of Inflation

It is the Company's policy to have multi-year leases contain cost pass -through provisions for increases in real estate taxes, fuel costs, building insurance, cartage and security guard services, as applicable. The balance of the Company's operations, including rental rates, income from the Grove and petroleum revenue are subject to free market forces.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

SGD/HOLTZ RUBENSTEIN & CO., LLP
------------------------------
Melville, New York
July 21, 1997


GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
APRIL 30, 1997
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $909,010
Accounts receivable, less allowance
for doubtful accounts of $6,000                          91,072
Prepaid expenses and other current assets                50,692
Deferred income taxes (Note 5)                           86,000
                                                     ----------
Total current assets                                  1,136,774

INVESTMENT IN CITRUS GROVE PARTNERSHIP                1,585,104
PROPERTY, PLANT AND EQUIPMENT (Note 2)                2,555,953
PREPAID PENSION COSTS (Note 6)                        1,669,939
OTHER ASSETS                                             16,431
                                                     ----------
                                                     $6,964,201
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                  $251,090
Current portion of long term debt (Note 10)              70,000
                                                     ----------
Total current liabilities                               321,090
                                                     ----------

LONG TERM DEBT (Note 10)                                884,923
DEFERRED INCOME TAXES (Note 5)                        1,114,000
                                                     ----------
                                                      2,320,013
                                                     ----------
COMMITMENTS (Notes 11 & 13)
STOCKHOLDERS' EQUITY: (Notes 8 & 9)
Common Stock par value $1 per share
authorized 4,000,000 shares, 1,531,086
shares issued (including 501,477 shares
held in treasury)                                     1,531,086
Capital in excess of par value                        6,421,712
Deficit                                                (424,450)
                                                     ----------
                                                      7,528,348
Less cost of shares of common stock
held in treasury                                     (2,884,160)
                                                     ----------
                                                      4,644,188
                                                     ----------
                                                     $6,964,201
                                                     ==========


See notes to consolidated financial statements




GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended April 30,
                                                  1997                1996

REVENUE:
Rental income (Note 4)                         $2,020,979          $1,879,287
Aerospace Income                                  104,606             704,150
                                               ----------          ----------
                                                2,125,585           2,583,437
                                               ----------          ----------

COSTS AND EXPENSES:
Cost of maintaining rental property             1,388,322           1,430,192
Aerospace Expense                                  98,135              83,908
General and Administrative                      1,189,536             865,236
                                               ----------          ----------
                                                2,675,993           2,379,336

Operating (Loss)/Income                          (550,408)            204,101

OTHER INCOME AND (EXPENSES:)
Gain on Oil and Gas Investment (Note 3)           126,467             220,571
Interest & Dividend Income                         36,153              28,335
Pension Expense (Note 6)                          (82,080)            (38,091)
Loss on pension settlements (Note 6)                    0             (56,687)
Interest Expense                                 (103,290)            (82,153)
                                               ----------          ----------
                                                  (22,750)             71,975
                                               ----------          ----------

(LOSS)/INCOME BEFORE INCOME TAX                  (573,158)            276,076
INCOME TAX (BENEFIT)/EXPENSE (Note 5)            (196,296)            159,773
                                               ----------          ----------
NET (LOSS)/Income                              $ (376,862)         $  116,303

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 8)              1,012,190             997,465

(LOSS)/INCOME PER SHARE                        $    (0.37)         $     0.12


See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED APRIL 30, 1997

                                       $1 Par Value
                                       Common Stock            Additional                  Treasury Stock
                                                    Par         Paid in                                                  Total
                                    Shares         Value        Capital     (Deficit)     Shares          Cost          Equity
                                  ----------    ----------    ----------    ----------    --------     -----------    ----------

Balance at April 30, 1996         $1,531,086    $1,531,086    $6,094,251    $(163,891)    542,178     $(3,118,208)    $4,343,238
Exercise of stock options                                         78,060                  (11,643)         66,948        145,008
Net Income                                                                    116,303                                    116,303
                                  ----------    ----------    ----------    ----------    --------     -----------    ----------
Balance at April 30,1996           1,531,086     1,531,086     6,172,311      (47,588)    530,535      (3,051,260)     4,604,549
Issuance of stock for services                                  $160,099                  (24,812)       $142,685       $302,784
Issuance of stock grants                                         $16,975                   (3,080)        $17,710        $34,685
Exercise of stock options                                         $4,827                   (1,166)         $6,705        $11,532
Directors stock options issued                                   $67,500                                                 $67,500
Net Loss                                                                    $(376,862)                                 $(376,862)
                                  ----------    ----------    ----------    ----------    --------     -----------     ----------
Balance at April 30, 1997         $1,531,086    $1,531,086    $6,421,712    $(424,450)   $501,477     $(2,884,160)    $4,644,188
                                  ==========    ==========    ==========    ==========    ========     ===========    ===========


See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED APRIL 30,
                                                                   1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/Income                                               $(376,862)          $116,303
                                                                ---------           --------

Adjustments to reconcile net (loss)/income to net
Cash provided by operating activities:
Depreciation and amortization of oil and gas investments             0               139,840
Depreciation and amortization of plant and equipment              106,738             79,203
Deferred income tax provision (benefit)                          (203,114)           103,114
Pension expense                                                    82,080             38,091
Loss on pension settlements                                          0                56,687
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                               368,434           (375,642)
Pepaid expenses and other                                         167,311             (8,547)
Other assets                                                      198,858             37,755
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                             (95,584)           100,906
                                                                 --------         ----------
Total adjustments                                                 624,723            171,407
                                                                 --------         ----------
Net cash provided by operating activities                         247,861            287,710
                                                                 --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term government securities                      189,716            111,210
Increase in Fixed Assets                                         (584,544)          (604,806)
                                                                 --------         ----------
Net cash used in investment activities                           (394,828)          (493,596)
                                                                 --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings                                                          0          1,266,000
Repayment of debt                                                 (73,752)          (677,324)
Stock option exercise                                             416,501            145,008
                                                                 --------         ----------
Net cash provided by financing activities                         342,749            733,684

Net increase in cash and cash equivalents                         195,782            527,798
Cash and cash equivalents at beginning of year                    713,228            185,430
                                                                 --------         ----------
Cash and cash equivalents at end of year                         $909,010           $713,228
                                                                 ========         ==========


See notes to consolidated financial statements




GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 1997, AND 1996


1. Summary of Significant Accounting Policies:

    a. Description of business

Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estateto unrelated diversified entities located in Long Island, New York. The Company also has investmentsin a citrus grove partnership and in oil and gas properties. Prior to 1975, the Company's primary business was the design, testing, development and production of coaxial helicopters. Although the Company cannot be considered an active airframe manufacturer,it is involved in certain licensing agreements that, if exercised,would enable the licensees to produce the Gyrodyne coaxial helicopter.

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

     d. Depreciation and amortization

Substantially all property, plant and equipment is depreciated using straight line and accelerated methods over the estimated useful lives of the related assets.

     e. Statement of cash flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


    f. Earnings per share

(Loss)/earnings per common share are based on the weighted average number of common shares outstanding during the year.

    g. Estimates

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

2. Property, Plant and Equipment:

Property, plant and equipment as of April 30, 1997 consists of the following:

                                     Estimated                    Allowance        Net
                                      Lives         Cost          for Deprec.      Assets
Land                                    -          $ 808,338      $        0       $  808,338
Buildings and improvements            20-33        4,470,267       3,053,624        1,416,643
Machinery & Equipment and
Furniture & Fixtures                   3-10          667,152         336,180          330,972
                                                  ----------      ----------       ----------
Total                                             $5,945,757      $3,389,804       $2,555,953
                                                  ==========      ==========       ==========


Substantially all buildings and improvements are held for lease. Certain leases serve as collateral for the Company's outstanding bank debt.

3. Investment in Oil and Gas Properties:

The results of operations from the Company's investment in oil and gas properties are summarized as follows:

                                                             Year ended
                                                              April 30,
                                                     -------------------------
                                                        1997            1996

Sales of oil and gas                                 $ 242,752       $ 197,499
                                                     ---------       ---------

Oil and gas production expenses                        116,285         121,069
Amortization expense                                         0          27,722
Depreciation expense                                         0             313
                                                     ---------       ---------
                                                       116,285         149,104
                                                     ---------       ---------

Gain from operations                                 $ 126,467       $  48,395
                                                     ---------       ---------

Sale of gas investments                              $    0          $ 283,980
Unamortized investment in gas                             0            111,804
                                                     ---------       ---------
Gain on sale of gas investments                           0            172,176
                                                     ---------       ---------
Gain before income tax                               $ 126,467       $ 220,571
                                                     =========       =========



4. Major Customers

For the year ended April 30, 1997 rental income from three tenants represented 21%, 13% and 10% of total rental income.
For the year ended April 30, 1996 rental income from three tenants represented 22%, 13% and 11% of total rental income.

5. Income Tax Provision (Benefit):

The (benefit) provision for income taxes is comprised of the following:

                                               Year ended
                                               April 30,
                                           1997           1996
Current:
  Federal                                  $ 0          $ 37,081
  State                                      6,818        19,578
                                           -------      --------
                                             6,818        56,659
Deferred:
  Federal                                 (158,500)      113,696
  State                                    (44,614)      (10,582)
                                          --------       -------
                                          (203,114)      103,114
                                          --------       -------
                                        $ (196,296)    $ 159,773
                                         =========      ========


The current deferred income tax consists of:

                                                      April 30,
                                                        1997
                                                      --------
                  Accrued vacation and sick wages     $23,000
                               Stock compensation      63,000
               Total current deferred tax benefit     $86,000

The net deferred tax liability consists of:
                                                       April 30,
Deferred tax liabilities:                                1997
                                                      ----------
    Pension income                                      $751,994
    Investment income Citrus Grove                       730,055
                                                      ----------
    Total deferred tax liabilities                     1,482,049
                                                      ----------

Deferred tax assets:
    Tax loss carry forwards                              462,500
    Directors stock options                               31,500
                  Minimum tax credit                      13,049
    Valuation allowance for deferred tax assets         (139,000)
                                                      ----------
    Total deferred tax assets                            368,049
                                                      ----------
Net deferred income taxes                             $1,114,000
                                                      ==========

Deferred income taxes result principally from timing differences in the recognition of income and expense between financial and income tax reporting. The Company has net operating loss carryforwards of approximately $1,060,000 expiring by the year 2012.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                          % of
                                                    Pre-Tax Earnings
                                                   1997           1996
                                                  ------         ------
U.S. Federal statutory income rate                 34.0%          34.0%
State income tax , net of federal tax benefits      5.0%           1.5%
Prior year tax adjustments                            0%          21.7%
Reduction of valuation allowance                   (4.0%)            0%
Other differences net                              (1.0%)           .7%
                                                  ------         ------
                                                   34.0%          57.9%
                                                  ======         ======
6. Retirement Plans:

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) consecutive months (whether or not continuous) immediately preceding the Participants termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 1997.

Net periodic pension expense consists of the following components:

                                                   Years ended April 30,
                                                  1997              1996
                                                 ---------        ---------
Service cost                                     $(107,068)       $(121,464)
Interest costs                                    (195,867)        (230,050)
Actual return on market related value of assets    199,263          193,498
Net Amortization                                    21,592          119,925
                                                 ---------        ---------
Pension expense                                   $(82,080)        $(38,091)
                                                 =========        =========
Expense on pension settlements                    $ 0              $(56,687
                                                 =========        =========

The plan's funded status is as follows:
                                                     1997              1996
                                                   ---------         ---------
Actuarial present value of benefit obligations:
Accumulated benefit obligation:
      -vested                                     $ (1,882,798)   $ (1,746,127)
     - non vested                                       (8,959)        (45,730)
                                                  ------------      ----------
     - total                                      $ (1,891,757)   $ (1,791,857)
                                                   ===========     ===========

Projected benefit obligation                      $ (2,355,323)   $ (2,365,205)
Market related value of plan assets,
primarily U.S. bonds and the Company's stock         2,889,049       3,093,976
Unrecognized net transition asset                     (668,398)       (802,078)
Unrecognized prior service cost                        694,872         767,610
Unrecognized net loss                                1,109,739       1,057,716
                                                  ------------      ----------
Prepaid pension cost                               $ 1,669,939     $ 1,752,019
                                                  ============      ==========

Assumption used in accounting for the Company's defined benefit pension plan are as follows:


     Discount rate                                 8.0%
     Rate of increase in compensation              8.0%
     Expected long-term rate of return on plan
     assets                                        8.0%


7. Technology transfer agreements

The Company was a party to an agreement with a Dornier GmbH of Germany whereby the Company was to provide technological documentation and assistance related to the Company's coaxial helicopters which would result in a $2,000,000 payment for manufacturing rights. The Company has reached a new agreement with the licensee to restructure the accord by modifying certain agreements and extending the contract terms. The two million dollar license fee remains in the new agreement.

In May 1987, the Company entered into an agreement with Israel Aircraft of Israel whereby the Company will provide technological documentation and assistance related to helicopters. The agreement consists of an evaluation phase for which a $500,000 fee was received and contains an option to purchase the technology through November 6, 1997 which may be extended.
In the event the option is exercised, the Company will receive a $1,000,000 fee and future royalties based on sales using the technology.

8. Authorized share increase

At the annual stockholders meeting held on October 25, 1996 the stockholders approved increasing the authorized shares of the Company's Common Stock from 2,000,000 shares to 4,000,000 shares.

9. Stock Options
The Stockholders adopted a Stock Incentive Plan in 1993 to grant options to employees. Under the plan, the Company may grant stock in the form of stock awards or options. There are two basic types of stock options: incentive stock options (ISOs) and non-qualified stock options (NQSO). ISO's receive favorable tax treatment and require a two year holding period. NQSO's trigger a tax event at time of exercise and therefore require only a one year holding period in conjunction with the restricted nature of the stock being granted. ISO's may be granted along with Stock Appreciation Rights (SARs) which permit the holder to tender his/her option to the Company in exchange for stock, at no cost to the optionee, that represents the difference between the option price and the fair market value at date of exercise. NQSO's may be issued in tandem with Limited Stock Appreciation Rights (LSARs) which are exercisable, for cash, only in the event of a change in corporate control.
In addition an incentive kicker may be provided which increases the optioned number of shares based on the market price of the shares at exercise versus the option price. The stock must appreciate at least fifty percent, and the kicker bonus is capped at one hundred percent. A reload feature may also be attached which permits the optionee to tender previously purchased stock, in lieu of cash, for the purchase of the option shares. A new option is issued at the exercise price of the original shares for the number of shares tendered. Terms and conditions of the original option govern the reload
terms.   The maximum number of shares that may be granted in any fiscal year are 35,000. No shares were granted during FY1997. 35,000 shares are available for grant in fiscal year 1998. Options generally vest over a two to four year period and all options not exercised expire five years from date of grant.

Information as to the stock options and stock grants is summarized as follows:

Stock Options                                         Stock        Stock
                                                     Options       Grants       Total
Available at April 30, 1995                           28,000        7,000       35,000
Options surrendered upon sars exercised               -2,713                    -2,713
Stock Options exercised at $9.89 per share            -4,375                    -4,375
Stock Grants at $9.89 per share                                    -2,065       -2,065
Options and grants issued at $15.63 per share         23,750        2,000       25,750
                                                      ------       ------       ------

Available at April 30, 1996                           44,662        6,935       51,597
Stock Grants at $9.89 to $15.63 per share                          -3,080       -3,080
Stock Options exercised at $9.89 per share            -1,166                    -1,166
                                                      ------       ------       ------

Available at April 30, 1997                           43,496        3,855       47,351
                                                      ======       ======       ======

Exercisable at April 30, 1997                         13,825            0       13,825
                                                      ======       ======       ======


The company has elected the disclosure-only provisions of Statement of Financial Accounting Standard No.123, Accounting for Stock-Based Compensation ("SFAS 123") in accounting for its employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the fiscal year 1996 consistent with the provisions of SFAS 123, the effect on the Company's net income and net income per share would have been immaterial.

Non-Employee Director Stock Option Plan:

The company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. Each non-employee Director was given initial option grants when the plan was adopted which are exercisable in three equal annual installments commencing on the first anniversary of the grant. Each non-employee Director will also be given 1,250 option grants (annual option grants) which will be granted on January 1 for calendar year 1997 through 2000. Each option is exercisable on the anniversary of the grant.

Initial stock option grants                        17,500
Annual stock option grants                          8,750
                                                   ------

Total options outstanding at April 30, 1997        26,250
                                                   ------

Options exercisable at April 30,1997                    0
                                                   ------

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 1997: expected volatility 15.8%; risk-free interest rate averaging 5.04% and expected lives of 7 years. Under these assumptions, the Company realized a charge of $67,500 to Directors fees and additional paid in capital for the options granted in 1997.

10. Long Term Debt

In 1995 the Company secured a $1,050,000 ten year monthly installment bank loan maturing October 2005. This loan was used to pay off the balance of the prior loan and to finance the renovation of certain rental property. The loan has a fixed principle payment each month of $5,833 and interest at a floating rate at 2% above the prime rate. The loan is secured by the assignment of rents and a first collateral mortgage on Building #7. The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc. The remainder of the principal will be paid as follows:

Fiscal Year 1998                                                      70,000
Fiscal Year 1999                                                      70,000
Fiscal Year 2000                                                      70,000
Fiscal Year 2001                                                      70,000
Fiscal Year 2002                                                      70,000
Thereafter till October 2005                                         595,000
                                                                   ---------
                                                                   $ 945,000

Vehicle term loan bearing 10.9% interest, maturing August 1999         9,923
                                                                   ---------
                                                                     954,923
Less current portion                                                  70,000
                                                                   ---------
                                                                   $ 884,923

11. Off Balance Sheet Risk and Concentration of Credit

Credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. At April 30, 1997 the Company had $909,010 in cash and cash equivalents. The Company is effected by the economics of the Oil and the Citrus industries due to its investments therein. Management does not believe significant credit risk exists at April 30, 1997.

12. Supplementary Information - "Statement of Cash Flows":

                                               Year ended
                                                April 30,
                                           1997            1996
Cash paid during the year for:
- Interest                              $ 103,290        $ 82,153
- Income taxes                          $   2,694        $ 29,172

13.  Employment Contracts

On July 15, 1993 effective as of June 28, 1993, the Board of Directors through its compensation committee entered into a restrictive five year employment contract with the President and CEO, at a salary of $110,000 per year subject to annual cost-of-living increases plus certain benefits. The contract also contains a provision not to compete during the term of the contract or for a period of two years following termination. In case of employee's death or total incapacitation during the contract period, the contract provides for compensation to continue for the unexpired term of the employment period or any renewal period. In case of termination as a result of change in control, merger, change in make-up of Board of Directors or discharge of employee by the company for any reason other than death or incapacitation, his salary and all other ancillary benefits to which the employee is entitled, shall be paid for a period of five full years to the employee or in case of his death, to his estate. The Compensation Committee extended the contract one additional year in July 1996 and July 1997. The contract will expire July 15, 2002.

14. Fair Value of Financial Instruments

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

The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 1997, based upon an independent third party appraisal report dated 12/31/96, is approximately $6,400,000 based on the Company's ownership percentage.

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


PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)The following table lists the name, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 1997 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

Name & Principal Occupation      Age    First Became a       Current Board
or Employment                           Director             Term Expires

Dimitri P. Papadakos              52    1968 to 1976         1999
President, CEO and                      1992
Director of the Company

Peter Pitsiokos                   37       ---
Vice President & General
Counsel of the Company

Josef Markowski                   45       ---
Vice President,
Operations of the Company

Joseph L. Dorn                    82    1992                 1998
Former Secretary /
Treasurer of the Company
Director of the Company

Nicholas Xanthaky                 86    1948                 1997
Professor Emeritus Economics
Salem State College
Director of the Company

Robert H. Beyer                   64    1977                 1999
Sr. Inertial Guidance Engineer,
Naval Air Systems Command
Director of the Company

Nicholas Goudes                   76    1992                 1997
Owner and Operator of Sharon
View Country Club
Director of the Company

Peter P. Papadakos                34    1993                 1999
Secretary / Treasurer and
Director, Sa-Tu Corporation
Director of the Company

Stephen V. Maroney                55    1996                 1998
Consultant to the Company and
Former President of Extebank
Director of the Company

John H. Marburger III             56    1996                 1997
Professor of Physics and
Former President at
SUNY Stony Brook
Director of the Company

Philip F.Palmedo                  63    1996                 1998
Chairman of International
Resources Group
Director of the Company


(b) Business Experience

Dimitri P. Papadakos, age 52, was appointed to the Board of Directors on April 25, 1992. He was elected CEO and President on May 30, 1992. He is also President and Director of all the Company's subsidiaries. He was employed by Gyrodyne from 1972-1976 and served as Vice President of Flowerfield Properties, Inc. In 1981, he rejoined Gyrodyne Company as Director of Real Estate Operations. In 1983, he became Assistant Secretary of the Gyrodyne Company and in 1988 became Vice President. In April 1 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 was elected CEO and President. Mr. Papadakos holds graduate degrees in both business and communications from New York Institute of Technology.

Peter Pitsiokos, age 37, was elected to serve as Vice President on November 28, 1992, and had served as Assistant Secretary and General Counsel since joining Gyrodyne Company of America, Inc., earlier in 1992. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Josef Markowski, age 45 has been Vice President of Operations since October 26, 1995. Prior to joining the Company he was President of Logical Device Software
(LDS), a company he started in 1988. LDS produced and marketed software programs for accounting and production control, and in addition wrote custom applications for a variety of fields. Mr. Markowski has substantial experience in manufacturing and holds a degree in Technical Electronics from SUNY Farmingdale.

Joseph L. Dorn, age 82, joined the Company in 1951 as Comptroller and in 1965 was elected Secretary and Assistant Treasurer. In April 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 he was promoted to Treasurer. Prior to joining Gyrodyne he worked for the Securities and Exchange Commission and the United States Navy Cost Office. Mr. Dorn is a Certified Public Accountant of the State of New York and is a graduate of Georgetown University.

Nicholas Xanthaky, age 86, has been a Director since 1948. He is presently Professor Emeritus - Economics at Salem State College, Salem, Massachusetts, from which he also has received an honorary Doctorate. When he retired, he was Associate Professor of Economics. From 1977 to June 1993 he was Treasurer of the Salem State College Foundation. He is also a Director of all of Gyrodyne's subsidiaries, and, from 1951 to 1956, he was employed by Gyrodyne in various positions, including Secretary and Treasurer.

Robert Beyer, age 64, has been a Director of the company since November 28, 1977. He is also a Director of the Company's subsidiaries. He held the rank of Captain in the United States Naval Reserve and last served on active duty from September 1976 to October 1977. Mr. Beyer is presently a senior inertial guidance systems engineer for the Naval Air Systems Command. Mr. Beyer was employed by Gyrodyne from 1962-1973 as a Technical Representative for the company's remotely piloted helicopters and was stationed in Japan from 1963 to 1970.

Nicholas T. Goudes, age 76, was appointed to the Board of Directors on November 28, 1992. He was previously employed by Gyrodyne from 1950 to 1955 and served as a member of the finance committee. Between 1953 & 1957 he was a Director and Vice President of Flowerfield Realty, Inc. and Helicopter Securities, Inc. A Director and Secretary/Treasurer of Piedmont Enterprises, a recreational and food service company, Mr. Goudes has extensive experience in management and real estate operations. From 1987 to 1991 Mr. Goudes served as a Director of North Carolina State University Foundation.

Peter P. Papadakos, age 34, was appointed to the Board of Directors on October 30, 1993, increasing the board to six members. Mr. Papadakos is the son of the late Chairman and founder of Gyrodyne Company of America, Inc. He currently resides in Reno, Nevada and is Secetary/Treasurer and Board member of the Sa-Tu Corporation of Nevada. He was previously employed by Gyrodyne Company of America from August 1986 thru July 1987 in the aerospace division. Mr. Peter Papadakos holds a Bachelor of Science degree from the University of Nevada at Reno.

Stephen V. Maroney, age 55, was appointed to the Board of Directors on July
13, 1996. Mr. Maroney is the former President and Chief Operating Officer of Extebank, a billion dollar Long Island bank. Mr. Maroney's extensive community contacts and familiarity with Long Island real estate led to his engagement as a consultant by Gyrodyne. Mr. Maroney provides the Company with financial and operational support services and now spearheads the Company's introduction of its Master Plan.

John H. Marburger III, age 56, was appointed to the Board of Directors on July 13, 1996. Mr. Marburger the former President of the State University of New York at Stony Brook (SUNY) and is currently Professor of Physics at SUNY. During his stewardship of the University, SUNY established itself as a class A research center generating a substantial portion of its operating funds from grants. In addition, Mr. Marburger's business community outreach programs resulted in the creation of a high-tech business incubator and numerous collaborative programs. He has a Ph.D. in Applied Physics from Stanford University.

Philip F. Palmedo , age 63, was appointed to the Board of Directors on July 13, 1996, increasing the board to 9 members. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

(c) Compliance with Section 16(a) of the Exchange Act
A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 1997. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 P.V. failed to file timely reports.

Item 10 Executive Compensation

(a)  Executive Compensation
During the fiscal year ended April 30, 1997 only one executive received remuneration in excess of $100,000 in such capacity. The Chief Executive Officer's remuneration is specified below:


SUMMARY COMPENSATION TABLE
Annual Compensation
                                                                        Long Term Compensation
                                   Annual Compensation                  Awards         Payouts

Name and                         Salary    Bonus    Other Annual    Restricted     Securities Underlying      LTIP      All Other
Principal Position       Year      ($)      ($)     Compensation      stock           Options/SARs          Payout    Compensation
                                                        ($)          award($)              (#)                ($)

Dimitri P. Papadakos

President & CEO          1997    118,379     0          0                0                 0                   0

President & CEO          1996    115,102     0         (A)           $14,531            10,000                 0

President & CEO          1995    112,122     0         (A)               0              17,500                 0


(A) The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits.

(B) As of Fiscal Year ended April 30, 1997 and as of July 17, 1997, none of the officers or directors received or were entitled to any long term compensation payments. The options granted to Officers during Fiscal Year 1997 are listed in footnote 9 of "Footnotes to the Financial Statements". As of July 17, 1997 none these of options have been exercised or canceled. Of the options granted in FY 1995 11,643 were exercised and 2,713 were surrendered upon exercise of SARs.

OPTIONS/SAR GRANTS IN FISCAL YEAR
                              Number of        % of Total
                              Options/LSARs    Options/SAR     Exercise   Expiration
     Name                     Granted          Granted         Price      Date
--------------------------    -------------    -----------     --------   ----------
Dimitri P. Papadakos (CEO)     0                0               0


AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES
                                                             Number of         Value of
                                                             Unexercised       Unexercised
                                  Shares                     Options at        Options at
                                  Acquired on    Value       4/30/97           4/30/97
Name                              Exercise       Realized    Unexercisable     Unexercisable
--------------------------        -----------    --------    -------------     -------------

Dimitri P. Papadakos (CEO)          0               0          23,125             $0



(b) Compensation of Directors

Effective February 1, 1995 the Directors annual fee of $7,500 per year will be paid in stock. For FY 1997, 2,327 shares were issued for the period February 1995 through December 1995 and 7,341 shares were issued for the period January 1996 through December 1996. For the calendar year 1997, stock will be issued in January 1998. Reimbursement for travel and Company business related expenses will continue to be paid in cash.. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors. There was no additional compensation paid by the Company to any Director for Fiscal Years 1997 or 1996.

(c) Employment Contracts

(c-1) On July 15, 1993 effective as of June 28, 1993, the Board of Directors by their compensation committee entered into a restrictive five year employment contract with Dimitri P. Papadakos as President and CEO, at a salary of $110,000 per year subject to a minimum annual cost-of-living increase commencing July 1, 1994 based on the Consumer Price Index in effect for the month of May preceding the July 1 in question for all Urban Consumers for the New York, New York and Northeastern New Jersey Region (all items) published by the Bureau of Labor Statistics, United States Department of Labor. He will be eligible for all benefits offered to other executive employees. The company is providing a $1,000,000 24-hour worldwide travel accident policy and a $250,000 group travel accident policy with his estate as beneficiary. The company will also provide the employee with an automobile and will cover all operating costs associated therewith. The contract also contains a provision not to compete during the term of the contract or for a period of two years following termination. In case of employee's death or total incapacitation during the contract period, the contract provides for compensation to continue for the unexpired term of the employment period or any renewal period. In case of termination as a result of change in control, merger, change in make-up of Board of Directors or discharge of employee by company for any reason other than death or incapacitation, his salary and all other ancillary benefits to which the employee is entitled, shall be paid for a period of five full years to the employee or in case of death, to his estate. During Fiscal Year 1997
Mr. Papadakos received an annualized cost of living increase of $3,290 bringing his annual salary to $118,379.



Item 11      Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 15, 1997 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 P.V., its only equity security.

Name and Address                           Type of Ownership       Number of shares     Percent of
                                                                   Owned                Class
Gyrodyne Company of America, Inc.
St. James, NY  11780  (aa)                  Beneficial              78,345               7.61

Polk Bros. Foundation
420 No. Wabash Ave  Chicago, IL 60611       Beneficial              91,848               8.93

Estate of Peter J. Papadakos
c/o Chase Manhattan Bank, NA(TTEE)
1211 Ave of the Americas
New York, NY  10036                         Beneficial             369,920              35.95


(aa) As Gyrodyne has the authority to direct the Chase Manhattan Bank & Trust Co., the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 78,345 shares held by the Chase Manhattan Bank and Trust Co. as Trustee for the Gyrodyne Pension Fund.

(b) In addition, the following table as of June 15, 1997 includes the outstanding voting securities beneficially owned by the executive officers and the directors, and the number of shares owned by directors and executive officers as a group.

Name & Principal Occupation         Shares of stock            Pct. of Common
or Employment                       Beneficially Owned         Stock Owned

Dimitri P. Papadakos                19,583                (A)   1.9
President, CEO and
Director of the Company

Peter Pitsiokos                      3,206                (D)   (B)
Vice President & General
Counsel of the Company

Josef Markowski                        203                      (B)
Vice President, Operations

Joseph L. Dorn                       6,758                      (B)
Director of the Company

Nicholas Xanthaky                    7,443                      (B)
Professor Emeritus Economics,
Salem State College
Director of the Company

Robert H. Beyer                      3,811                (C)   (B)
Director of the Company

Nicholas Goudes                      2,238                      (B)
Owner and Operator of
Sharon View Country Club
Director of the Company

Peter P. Papadakos                   1,514                (E)   (B)
Secretary/Treasurer
Sa-Tu Corporation
Director of the Company

Stephen V. Maroney                   4,242                (B)
Consultant to the Company and
Former President of Extebank
Director of the Company

John H. Marburger III                  869                (B)
Professor of Physics and Former
President at SUNY Stony Brook
Director of the Company

Philip F.Palmedo                     4,626                (B)
Chairman of International
Resources Group
Director of the Company

All Directors and Executive
Officers as a Group (11 persons)    54,493                      5.3

(A) Does not include his wife's and adult children's ownership of 11,813 Shares in which he denies beneficial interest.
(B)  Less than 1%.
(C) Does not include his wife's ownership of 1,638 shares in which he denies any beneficial interest.
(D) Does not include wife's and minor children's ownership of 248 shares in which he denies any beneficial interest.
(E) Does not include wife's ownership of 14 shares in which he denies any beneficial interest.


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

Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements
    (1) Independent Auditors' Reports
    (2) Consolidated Balance Sheet April 30, 1997
    (3) Consolidated Statements of Income for the Two Years
         Ended April 30, 1997.
    (4) Consolidated Statements of Cash Flows for the Two
         Years Ended April 30, 1997
    (5) Consolidated Statement of Stockholder's Equity for Two Years Ended April 30, 1997
    (6) Notes to Consolidated Financial Statements
    (7) Schedules
        (a) The information required by the following schedules has been included in the financial statements, is not applicable, or not required.
             Schedule I, II, III, IV, V, VI, VII, VIII, IX, X, XI, X11 & XIII.
        (b)  Reports on Form 8-K
             Incorporated by reference Form S-8 was filed by the Company during the third quarter of FY1997.
        (c)  Exhibits
             None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

SGD/ Dimitri P. Papadakos
Dimitri P. Papadakos, President, Treasurer, Director and Principal Executive Officer
Date: July 28, 1997

SGD/ Frank D'Alessandro
Frank D'Alessandro, Controller
Date:  July 28, 1997


********************
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

SGD/ Joseph L. Dorn
Nicholas Xanthaky*, Director
Date: July 28, 1997

SGD/ Joseph L. Dorn
Robert H. Beyer*, Director
Date:  July 28, 1997

SGD/ Joseph L. Dorn
Joseph L. Dorn, Director
Date:  July 28, 1997

*by power of attorney


BOARD OF DIRECTORS

Dimitri P. Papadakos President and CEO
Joseph L. Dorn Retired
Nicholas Xanthaky Professor Emeritus, Economics Salem State College Robert H. Beyer Retired
Nicholas T. Goudes Owner, Sharon View Country Club
Peter P. Papadakos  Secretary/Treasurer, Sa-Tu Corporation
Stephen V. Maroney  Consultant to the Company
John H. Marburger III  Professor of Physics
Philip F. Palmedo  Chairman, Int'l Resource Group


OFFICERS

Dimitri P. Papadakos
President, Treasurer and CEO

Peter Pitsiokos
Vice President, Secretary and General Counsel

Josef  Markowski
Vice President of Operations


AUDITORS

HOLTZ RUBENSTEIN & COMPANY, LLP
125 Baylis Road
Melville, New York  11747


TRANSFER AGENT AND REGISTRAR

Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey  07016