Form 10QSB
period 1997-07-31
GYRODYNE COMPANY OF AMERICA INC
filed 1997-09-15
CIK 44689

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended - July 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                            to

Commission file number         0-1684

Gyrodyne Company of America, Inc.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


New York
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


11-1688021
---------------------------------
(IRS Employer Identification No.)


7 Flowerfield, Suite 28,  St. James, N.Y.  11780
------------------------------------------------
(Address of principal executive offices)


(516)  584-5400
---------------------------
(Issuer's telephone number)

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,036,732 Common $1 P.V. as of  JULY 31, 1997
---------------------------------------------



INDEX TO QUARTERLY REPORT
QUARTER ENDED JULY 31, 1997


Seq.

Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Footnotes to Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures



GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

10-QSB
Part 1
Item 1 (a) (1)

                                                      July 31, 1997
ASSETS                                                     (NOTE 1)

CURRENT ASSETS:
Cash and cash equivalents                                  $780,625
Accounts receivable, less allowance for
  doubtful accounts of $6,000  (Note 3)                      74,249
Prepaid expenses and other current assets                   211,025
                                                          ---------
Total current assets                                      1,065,899


INVESTMENT IN CITRUS GROVE PARTNERSHIP                    1,585,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                2,547,115
PREPAID PENSION COSTS (Note 2)                            1,644,939
OTHER ASSETS                                                  9,700
                                                          ---------
TOTAL ASSETS                                             $6,852,757
                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                      $282,982
Loans payable - short term portion (Note 6)                  70,000
                                                          ---------
Total Current Liabilities                                   352,982

LONG TERM LIABILITIES
Loans payable - long term portion (Note 6)                  865,736

DEFERRED INCOME TAXES                                     1,028,000

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 4,000,000 shares, 1,531,086 shares
issued at  July 31, 1997 (including 493,657 shares
held in treasury)                                         1,531,086
Capital in excess of par value (Note 1)                   6,438,028
Deficit (Note 1)                                           (498,724)
                                                          ---------
                                                          7,470,390
Less cost of shares of common stock
held in treasury (Note 1)                                (2,864,351)
                                                          ---------
Total stockholders' equity                                4,606,039
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                $6,852,757
                                                         ==========

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
10-QSB
Part 1
Item 1 (a) (2)

                                               Three Months Ended
                                               July 31,       July 31,
REVENUE:                                       1997           1996
Rental income                                 $524,725        $489,244
Aerospace income                                40,000           6,000
                                              --------        --------
Total Revenue from Operations                  564,725         495,244
                                              --------        --------

COSTS AND EXPENSES:
Cost of maintaining rental property            339,844         375,054
Aerospace expense                               25,853          25,617
General and administrative                     297,162         221,947
                                              --------        --------
Total costs and expenses                       662,859         622,618
                                              --------        --------
GROSS OPERATING LOSS                           (98,134)       (127,374)
                                              ========        ========

OTHER INCOME AND EXPENSES:
Gain on Oil and Gas Investment (Note 4)         12,505          29,626
Interest & Dividend Income                       8,410           9,947
Pension Expense (Note 2)                       (25,000)         (9,523)
Interest Expense                               (25,195)        (26,393)
                                              --------        --------
Total Other Income\(Expense)                   (29,280)          3,657
                                              --------        --------

(Loss) before income tax                      (127,414)       (123,717)

Income tax Benefit (Note 7)                    (53,139)        (49,708)
                                              --------         --------
NET (LOSS)                                    ($74,275)       ($74,009)
                                              ========        ========

WEIGHTED AVG. NO. OF COMMON
SHARES  OUTSTANDING                          1,032,478       1,000,551
                                             =========       =========
PER SHARE INFORMATION:
    (Loss) per share of common stock            ($0.07)         ($0.07)
                                             =========       =========

See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
10-QSB
Part 1
Item 1 (a) (3)

                                                          THREE MONTHS ENDED
                                                          JULY 31,    JULY 31,
                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                ($74,275)   ($74,008)
Adjustments to reconcile net (loss)/earnings to
net cash provided by/(used) in operating activities:
    Depreciation and amortization of plant and equipment    27,142      24,204
    Pension expense/(income)                                25,000       9,523
 Changes in operating assets and liabilities:
 (Increase) decrease in assets:
     Accounts receivable                                    16,823     349,655
     Prepaid expenses and other assets                    (160,334)      6,400
     Other assets                                            6,731     (17,539)
  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                  31,893    (141,534)
                                                          --------     -------
  Total adjustments                                        (52,745)    230,709
                                                          --------     -------
  Net cash (used)/provided by operating activities        (127,020)    156,701

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in property, plant and equipment                (18,305)   (135,670)
                                                          --------     -------
  Net cash (used) in/provided by investment activities     (18,305)   (135,670)
                                                          --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise                                       36,127           0
Repayment of debt                                          (19,187)    (18,080)
                                                          --------     -------
Net cash provided by/(used in) financing activities         16,940     (18,080)
                                                          --------     -------

Net (decrease)/increase in cash and cash equivalents      (128,385)      2,951
Cash and cash equivalents at beginning of period           909,010     713,228
                                                          --------     -------
Cash and cash equivalents at end of period                $780,625    $716,179
                                                          ========    ========


See notes to consolidated financial statements

10-QSB
Part 1
Item 1 (a) (4)


FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended July 31, 1997 and July 31, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the three month periods ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $25,000 net periodic pension expense for the quarter ended July 31, 1997 and $9,523 of pension expense for the same period of Fiscal Year 1996. The projected full year expense for FY 1998 is currently $100,000 vs. $82,080 for FY 1997. The expense increase from period to period is a result of the Pension Plan restructuring. The revised plan calls for increased benefits to current and retired employees

3. At April 30, 1997, $6,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first quarter of FY 1998.

4. Proceeds from the sale of oil decreased in the current quarter as a result of a $3 a barrel price decline from the previous year. Operating expenses increased in the current quarter by $12,000 over the previous year as a result of nonrecurring costs associated with the repair of the oil wells. The effect on the Profit and Loss Statement from this transaction is highlighted below.

                                                    First Quarter Ended
                                                         July 31,
                                                   1997      1996
Sales of Oil                                       $47,805      $53,624
Operating expenses                                  35,300       23,998
                                                   -------      -------
Income from operations                             $12,505      $29,626
                                                   =======      =======


5. Property, Plant and Equipment increased $18,300 in the first three months as a result of the capitalization of engineering and legal expenses related to the development of the Flowerfield property.


6. In the second quarter of FY 1996 the company secured a $1,050,000 ten year monthly installment loan maturing in October 2005. The proceeds were used to pay off the balance of the prior loan and to finance the renovation of a portion of Building #7. The loan has a fixed principle payment each month of $5,833.33 and interest at a floating rate at 2% above the prime rate and is secured by the assignment of rents and a first collateral mortgage on Building #7 which is situated on six and one half acres in St. James NY. The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc. The principle balance of the loan at July 31, 1997 was $927,500. The remainder of the principle will be paid as follows:

Fiscal Year 1998                   $52,500
Fiscal Year 1999                    70,000
Fiscal Year 2000                    70,000
Fiscal Year 2001                    70,000
Fiscal Year 2002                    70,000
Thereafter till October 2005       595,000
                                   --------
                                   927,500
Vehicle term loan bearing 10.9%
interest maturing August 1999        8,236
                                   --------
                                   935,736
less current portion                70,000
                                  --------
Long term debt                    $865,736
                                  ========


7. The provisions for current taxes and prior year taxes is based on a full year forecast of taxable income prorated over the entire year. In the case of losses, an estimated benefit is calculated to offset a pretax loss.



10-QSB
Part 1
Item 2

Item 2 MANAGEMENT'S DISCUSSION  AND ANALYSIS  OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The strength of the local economy during the first fiscal quarter of 1998 contributed to improved operating results for the real estate operation. Both occupancy and rental rates edged upward.

As of July 1997, the Company made additional progress towards implementing its long term corporate strategy. Following adoption by the Board of Directors of Management's Master Plan for the development of Flowerfield, the Company garnered several letters of intent from substantial developers for various aspects of the Flowerfield project. In some cases, as these projects have become more clearly delineated, verbal negotiations have been reduced to contract form. Although substantial agreement has been reached in many instances, the final outcome of any specific negotiation cannot be guaranteed.

The Company's Master Plan strategy is a flexible customer driven development that provides for a mixture of industrial, office, service, captive retail and living units. Final densities will be determined by the municipal authorities of the respective townships based on contributing factors such as traffic, effluent discharge, noise and sound pollution and community input. Initial response to the Company's public presentations has been quite receptive. Pre-submittal conferences with town and county officials have revalidated the Company's mixed use approach to development.

In addition to the active pursuit of end users, Management is currently developing infrastructure cost estimates required for project allocation and financing purposes. The execution of any final agreements is dependent on the completion of these studies. It is anticipated that working estimates will be available during the second fiscal quarter.

The Company's operating expenses for real estate would have remained essentially the same in the period to period three month comparison except for inclusion of nonrecurring expense credits of $33,000 recorded in the building maintenance account. These credits were the result of the receipt of a deposit on contracted for leasehold improvements, amounting to $20,000, as well as $13,000 material and labor billed to a tenant for a fueling facility installation.

General and Administrative expense increased by $75,000 over the prior corresponding period. Compensation attributable to stock option exercise resulted in a $28,000 charge to earnings, directors fees increased $13,000 due to timing differences in the current year's meeting schedule and the Company recognized additional costs related to the increase in directors from 6 to 9. During the current quarter, the Company obtained summary judgments for possession against tenants in the amount of $29,000. If levies based on the judgments are collected in the future, the Company will recognize any funds obtained from those judgments as income.


Aerospace income increased $34,000 in the current year as a result of the sale of one Y-RON helicopter to Aviodyne U.S.A. under a joint venture agreement.

In 1997, the Callery-Judge Grove changed its financial reporting year from a December 31 calendar year to a June 30 fiscal year. The initial reporting period is a truncated transition fiscal year, January 1, 1997 to June 30, 1997. The Grove recently released its pro forma earnings for the current fiscal year ended June 30, 1997 indicating a loss of approximately $2.5MM. Restated to reflect the change over to a fiscal year, cumulative losses for the past three years totaled approximately $7.3MM. Prospects for a good crop for FY98 are promising with pre-harvest estimates set at 950,000 boxes vs. 857,000 and 770,000 the two previous years. It is anticipated that fruit quality of the packout should also improve. Additionally, the Grove has realized approximately $2.8MM in capital gains on land sales during the past three years offsetting expenses related to the development of the property. A shopping center project, slated to begin in the early fall, is reportedly on schedule.

The current ratio for the period ended July 31, 1997 decreased to 3.02:1 from
3.54:1 at April 30, 1997 and down from 4.46:1 at July 31, 1996.   For the
three month period ending July 31, 1997, the Company is reporting an after tax loss of ($74,275) or ($.07) per share as compared to an after tax loss of ($74,009) or ($.07) per share for the same period last year. Results from operations for the current quarter are not necessarily indicative of nor should they be used to project full year results.


10-QSB
Part II
Item 1-6

Part II Other Information

Items 1 thru 4 are not applicable to the May 1, 1997 thru July 31, 1997 period.

Item 5. Other Information

At the July 19, 1997 Board of Directors meeting the Board of Directors selected October 31, 1997 at 11:30 AM, at the Company's Flowerfield Complex, as the time and site for the next Annual Meeting of Stockholders. In addition, the Board renewed the contract of Mr. Dimitri P. Papadakos for 5 (five) years along with an annual increase of $5,200.

Item 6. Exhibits and Reports on Form 8-K
  (a) Exhibits required - None
  (b) Reports on Form 8-K - None were filed by the company for the first quarter of FY 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)


Date:  September 12, 1997

SGD/ Dimitri P. Papadakos
-------------------------
Dimitri P. Papadakos
President, Treasurer and Principal Executive Officer


Date: September 12, 1997

SGD/ Frank D'Alessandro
------------------------
Frank D'Alessandro
Controller