Form 10QSB
period 1997-10-31
GYRODYNE COMPANY OF AMERICA INC
filed 1997-12-15
CIK 44689

US Securities and Exchange Commission
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                            to


Commission file number0-1684

GYRODYNE COMPANY OF AMERICA, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


NEW YORK
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


11-1688021
---------------------------------
(IRS Employer Identification No.)


7 FLOWERFIELD, SUITE 28,  ST. JAMES, N.Y.  11780
----------------------------------------
(Address of principal executive offices)


(516)  584-5400
---------------------------
(Issuer's telephone number)


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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:        1,043,291 COMMON
$1 P.V. AS OF  OCTOBER 31, 1997




                         INDEX TO QUARTERLY REPORT
                      QUARTER ENDED OCTOBER 31, 1997


Form 10-QSB Cover
Index to Form 10-QSB
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Footnotes to Financial Statements
Management's Discussion and Analysis or Plan of Operation
Part II - Other Information
Signatures





GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET Item 1 (a) (1)
(UNAUDITED)





                                                                                    October
                                                                                    31, 1997
ASSETS                                                                              (NOTE 1)
             CURRENT ASSETS:
              Cash and cash equivalents                                                $816,390
              Accounts receivable, less allowance for
               doubtful accounts of $12,000  (Note 3)                                    57,148
              Prepaid expenses and other current assets                                 191,891
              Total current assets                                                    1,065,429
             INVESTMENT IN CITRUS GROVE PARTNERSHIP                                   1,585,104
           PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                                 2,583,379
           PREPAID PENSION COSTS (Note 2)                                             1,616,642
             OTHER ASSETS                                                                14,388
             TOTAL ASSETS                                                            $6,864,942
LIABILITIES AND STOCKHOLDERS' EQUITY
             CURRENT LIABILITIES:
              Accounts payable and accrued expenses
                                                                                       $359,091
              Loans payable - short term portion (Note 7)                                70,000
              Total Current Liabilities                                                 429,091
LONG TERM LIABILITIES
Loans payable - long term portion (Note 7)                                              846,910
             DEFERRED INCOME TAXES                                                    1,028,000
             STOCKHOLDERS' EQUITY:
              Common stock, par value $1 per share
              authorized 4,000,000 shares, 1,531,086 shares
            issued at  October 31, 1997 (including 487,098 shares
              held in treasury)                                                       1,531,086
              Capital in excess of par value                                          6,451,064
              Deficit                                                                  (589,610)
                                                                                      7,392,540
              Less cost of shares of common stock
              held in treasury                                                       (2,831,599)
              Total stockholders' equity`                                             4,560,941
             TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                               $6,864,942

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



GYRODYNE COMPANY OF AMERICA, INC. 10-QSB
AND SUBSIDIARIES Part 1
CONSOLIDATED STATEMENTS OF OPERATIONS Item 1 (a) (2)
(UNAUDITED)


                                                  Six Months Ended                Three Months Ended
                                                  October 31,                     October 31,

                                                        1997           1996           1997           1996
             REVENUE:
             Rental income                        $1,049,323       $991,002       $524,598       $501,758
             Aerospace income                         60,494         94,606         20,494         88,606
             Total Revenue from Operations         1,109,817      1,085,608        545,092        590,364
             COSTS AND EXPENSES:
             Cost of maintaining rental property     664,400        674,744        324,556        299,690
             Aerospace net expense                    63,520         57,326         37,667         31,709
             General and administrative              597,171        552,940        300,009        330,993
             Total costs and expenses              1,325,091      1,285,010        662,232        662,392
             GROSS OPERATING MARGIN                 (215,274)      (199,402)      (117,140)       (72,028)

             OTHER INCOME AND EXPENSES:
             Equity in earnings of Oil and Gas
              (Note 4)                                27,199         51,681         14,694         22,055
             Interest & Dividend Income               16,355         20,023          7,945         10,076
             Pension Expense (Note 2)                (53,297)       (30,043)       (28,297)       (20,520)
             Interest Expense                        (50,253)       (52,605)       (25,058)       (26,212)
             Total Other Income\(Expense)            (59,996)       (10,944)       (30,716)       (14,601)
             (LOSS) BEFORE INCOME TAX               (275,270)      (210,346)      (147,856)       (86,629)
             Income tax benefit (Note 6)            (110,108)       (81,885)       (56,969)       (32,177)
             NET (LOSS)                            ($165,162)     ($128,461)      ($90,887)      ($54,452)

             WEIGHTED AVG. NO. OF COMMON
             SHARES  OUTSTANDING                   1,036,592      1,010,744      1,036,592      1,010,774

             PER SHARE INFORMATION:
             (Loss) per share of common stock         ($0.16)        ($0.13)        ($0.09)        ($0.05)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



GYRODYNE COMPANY OF AMERICA, INC. 10-QSB
AND SUBSIDIARIES Part 1
CONSOLIDATED STATEMENTS OF CASH FLOWS Item 1(a) (3)
(UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                         OCTOBER 31,            OCTOBER 31,
                                                                         1997                   1996
             CASH FLOWS FROM OPERATING ACTIVITIES:
              Net (loss)                                                 ($165,162)             ($128,461)
              Adjustments to reconcile net (loss) to net
              cash provided by/(used) in  operating activities:
                 Depreciation and amortization of plant and equipment       54,285                 48,408
                 Pension expense/(income)                                   53,297                 30,043
              Changes in operating assets and liabilities:
              (Increase) decrease in assets:
                  Accounts receivable                                       33,924                331,702
                  Prepaid expenses and other assets                       (141,199)                28,173
                  Other assets                                               2,043                181,246
               Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses                    108,002               (50,437)
               Total adjustments                                           110,352                569,135
              Net cash (used)/provided by operating activities             (54,810)               440,674

             CASH FLOWS FROM INVESTING ACTIVITIES:
               Increase in property, plant and equipment                   (81,712)              (553,865)
               Net cash (used) in by investment activities                 (81,712)              (553,865)

             CASH FLOWS FROM FINANCING ACTIVITIES:
              Repayment of debt                                            (38,013)               (36,171)
              Stock option exercise                                         81,915                124,773
              Net cash provided by financing activities                     43,902                 88,602
              Net (decrease) in cash and cash equivalents                  (92,620)               (24,589)
              Cash and cash equivalents at beginning of period             909,010                713,228
              CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $816,390               $688,639



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10-QSB
Part 1
Item 1 (a) (4)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. The unaudited Consolidated Statements of Income for the six month periods ended October 31, 1997 and October 31, 1996 and the Consolidated Balance Sheet as of October 31, 1997 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company*s Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the six month periods ended October 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

     2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $53,297 of net periodic pension expense for the six month period ended October 31, 1997 and $30,043 of net periodic pension expense for the comparable period in the prior year. The projected full year expense, which reflects current actuarial assumptions, for FY 1998 will be $123,081 vs. $82,080 for FY 1997.

     3. At October 31, 1997, $12,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve reflects a $6,000 increase during the second quarter of FY 1998.

     4. Proceeds from the sale of oil decreased in the current quarter as a result of a price decline in oil prices from the previous year from approximately $22.20 a barrel to $18.70, a decrease of $3.50. Operating expenses stayed essentially the same. The effect on the Profit and Loss Statement is highlighted below.

                                           Six months ended              Second Quarter Ended
                                           October 31,                   October 31,
                                           1997           1996           1997         1996
             Sales of Oil                   $95,699       $110,841       $47,894       $57,217
               Operating expenses            68,500         59,160        33,200        35,162
               INCOME FROM OPERATIONS       $27,199        $51,681       $14,694       $22,055


     5. Property, Plant and Equipment increased $81,712 in the first six months primarily as a result of work-in-progress on various capital projects which include the Master Plan and the Summer Camp.

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


     7. In the second quarter of FY 1996 the company secured a $1,050,000 ten year mortgage maturing in October 2005. This loan was used to pay off the balance of the prior term loan and to finance the renovation of a portion of Building #7. The loan has a fixed principal payment each month of $5,833.33 and interest at a floating rate at 2% above the prime rate. The loan is secured by the assignment of rents and a first collateral mortgage on Building #7 which is situated on six and one half acres in St. James NY. The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc. The principal balance of the loan at October 31, 1997 was $910,000. The remainder of the principal will be paid as follows:

              FISCAL YEAR 1998                           $35,000
              FISCAL YEAR 1999                            70,000
              FISCAL YEAR 2000                            70,000
              FISCAL YEAR 2001                            70,000
              FISCAL YEAR 2002                            70,000
              THEREAFTER TILL OCTOBER 2005               595,000
                                                         -------
                                                         910,000
              VEHICLE TERM LOAN BEARING                    6,910
              10.9% INTEREST MATURING AUGUST 1999
                                                         -------
                                                         916,910
              LESS CURRENT PORTION                        70,000
                                                         -------
              LONG TERM DEBT                            $846,910
                                                         =======

10-QSB
Part 1
Item 2


Item 2 MANAGEMENT'S DISCUSSION  AND ANALYSIS  OR PLAN OF OPERATION

(A)  NOT APPLICABLE

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

   The Company continues to solicit and receive proposals for the various communities envisioned in its Master Plan for the Development of Flowerfield. As a result of those solicitations, the Company has entered formal contract negotiations with two separate end users for differing uses. Although substantial accord has been reached, numerous details and representations must be passed on by the respective counsels. Based on any possible constraints, business considerations may oblige the Company to look at new alternate proposals. The timing of any final decision can not be predicted with any certainty at this time.

   During the quarter, the Company finalized its estimates for the sewage treatment plant and made substantial progress in quantifying infrastructure costs and qualifying common area definitions. Work continues on these projects in addition to the development of a set of design standards applicable to the entire development.

   Gross Operating Margin for real estate operations for the comparable quarters ended October 31, 1997 and 1996, respectively, were essentially unchanged. Net Aerospace Operating Income declined by approximately $74.1, reflecting lower income and an increase in expenses. General and Administrative Expense also declined in the current quarter due to timing differences associated with the rendering of vendor invoices.

   The current real estate market on Long Island continues to remain firm permitting rental rates to edge upwards. The oversupply of industrial space has been exhausted with new construction commencing on several projects. There is very little speculative building on Long Island at this time leading to a conclusion that the realty market should continue to be robust through 1998.

   A report received from the Managing Partner of the Callery-Judge Grove dated December 1, 1997 indicates an improvement in results over prior periods. Improved culture care incorporating a more aggressive fertilization program, modified tree trimming regimen, engagement of a professional pest scouting service, and selection of hardier root stocks has lead to a substantial reduction in nonproductive trees and an increase in yields. Volume of harvestable fruit for the 1997-98 year is estimated to be approximately 18% greater than the 850,000 field boxes harvested during the 1996-1997 growing year.

   The Grove Management reports that, relative to the past two years, there has been a noticeable improvement in the exterior quality of harvested fruit. For example, in White Grapefruits the packout jumped 50% on a year-to-year comparison. Although less dramatic, numerous other varieties are showing relative yield improvements. In addition, packing house efficiency has risen as the Grove moves down the learning curve in its second year of operation. The Grove anticipates that by season*s end, if current estimates remain on target, the packing house will experience a 50% increase in overall volume.

   During August 1997, the Grove closed on a refinancing package of $16 million in long term debt. Additionally, it was reported that $3.3 million of a $5.0 supplemental equity offering has been subscribed to. Efforts are still underway to secure the additional funds. Real estate development efforts at the Grove will be subject to new guidelines in 1998 as Palm Beach County redefines the parameters under which it will issue permits for land use plans. At this juncture, it is premature to gauge any potential impact.

   In its preliminary financial statements for the fiscal year ended June 30, 1997 after giving effect for an accounting change for depreciation of approximately $419,000, the Grove reported a net loss of $1,072,750 on sales of $12,540,144. The June 30, 1997 fiscal year was a transitional six month period reflecting a change from a calendar to fiscal year reporting period.

   The Company continues to view the long term prospects for the Callery-Judge Grove favorably. Improving results from current operations, firming market trends, and the long awaited positive effect on harvestable fruit from maturing young trees should bolster prospects for a return to profitability.

   At October 31, 1997, the Company*s financial ratios remained strong with the quick ratio in excess of 2:1 and the current ratio at 2.5:1. Based on the lag time between the conceptual phase of a realty project and the actual receipt of monies in a realty transaction, the Company adopted the policy of remunerating certain consultants partially in the Company*s common stock in order to preserve cash. In addition, the shareholders adopted the 1993 Stock Incentive Plan, 1995 Non-Employee Director*s Compensation Plan, and Non-Employee Director*s Stock Option Plan which provide remuneration denominated in the Company*s common stock. From all sources, the total dilution to date has been approximately 5.5% which has been offset by the continued growth of the Company*s market capitalization.

   For the six month period and the quarter ending October 31, 1997, the Company is reporting an after tax loss of $165,162 or $0.16 per share and $90,887 or $.09 per share, respectively. This compares to a loss of $128,461 or $.13 per share and $54,452 or $.05 per share for the prior periods. Results for the current period are not necessarily indicative of nor should they be used to project full year results.




Part II
Item 1-6


PART II OTHER INFORMATION

   Items 1 through 4 are not applicable to the August 1, 1997 through October 31, 1997 period.

   ITEM 5. OTHER INFORMATION

   The following Directors: Paul L. Lamb, Nicholas T. Goudes and John H. Marburger III were elected at the Annual Meeting of Stockholders on October 31, 1997 held at the Company's Flowerfield Complex. Their terms will expire at the Shareholders meeting in the year 2000. In addition, the stockholders approved the following amendments and propositions:

   To ratify the engagement of Holtz Rubenstein & Company, LLP as independent auditors for Fiscal Year 1998.

    6. Exhibits and Reports on Form 8-K
           (a) Exhibits required - None
           (b) Reports on Form 8-K - None were filed by the Company for the second quarter of FY 1998



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     GYRODYNE COMPANY OF AMERICA, INC.
                               (REGISTRANT)

    Date:  December 12, 1997            SGD/ DIMITRI P.PAPADAKOS
                                        Dimitri P. Papadakos
                                        President, Treasurer and
                                        Principal Executive Officer


    Date: December 12, 1997             SGD/ FRANK D*ALESSANDRO
                                        Frank D*Alessandro
                                        Controller