Form 10QSB
period 1998-01-31
GYRODYNE COMPANY OF AMERICA INC
filed 1998-03-17
CIK 44689

US Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                            to

Commission file number 0-1684

GYRODYNE COMPANY OF AMERICA, INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK
State or other jurisdiction of incorporation or organization)

11-1688021
(IRS Employer Identification No.)

7 FLOWERFIELD, SUITE 28,  ST. JAMES, N.Y.  11780
(Address of principal executive offices)

(516)  584-5400
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,054,904 COMMON $1 P.V. AS OF  JANUARY 31, 1998


                         INDEX TO QUARTERLY REPORT
                      QUARTER ENDED JANUARY 31, 1998


Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Footnotes to Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures



GYRODYNE COMPANY OF AMERICA, INC.                 10-QSB
AND SUBSIDIARIES                                  Part 1
CONSOLIDATED BALANCE SHEET                        Item 1(a) (1)
(UNAUDITED)


                                                    January 31,1998
ASSETS                                               (NOTE 1)

  CURRENT ASSETS:
  Cash and cash equivalents                           $755,066
  Accounts receivable, less allowance for
    doubtful accounts of $12,000 (Note 3)               58,143
  Prepaid expenses and other current assets            197,572
                                                     ---------
  Total current assets                               1,010,781

  INVESTMENT IN CITRUS GROVE PARTNERSHIP             1,585,104
  PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)         2,684,409
  PREPAID PENSION COSTS (Note 2)                     1,581,750
  OTHER ASSETS                                          12,101
                                                    ==========
  TOTAL ASSETS                                      $6,874,145

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $191,007
  Loans payable - short term portion (Note 7)           70,000
                                                     ---------
  Total Current Liabilities                            261,007
                                                     ---------

  LOANS PAYABLE - LONG TERM PORTION (Note 7)           828,027

  DEFERRED INCOME TAXES                                919,515

  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share
  authorized 4,000,000 shares, 1,531,086 shares
  issued at  January 31, 1998 (including 475,485
  sharesheld in treasury)                            1,531,086
  Capital in excess of par value                     6,652,778
  Deficit                                             (583,108)
                                                     ---------
                                                     7,600,756

  Less cost of shares of common stock
  held in treasury                                  (2,735,160)
                                                     ---------
  Total stockholders' equity`                        4,865,596
                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY           $6,874,145
                                                     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GYRODYNE COMPANY OF AMERICA, INC.                     10-QSB
AND SUBSIDIARIES                                      Part 1
CONSOLIDATED STATEMENTS OF OPERATIONS                 Item 1 (a) (2)
(UNAUDITED)



                                                    Nine Months Ended                      Three Months Ended
                                                    January 31,                            January 31,
REVENUE:                                            1998               1997                1998                1997

  Rental income                                    $1,579,230         $1,503,409           $529,907              12,407
  Aerospace income                                    110,494            104,606             50,000              10,000
                                                   ----------         ----------           --------            --------
  Total Revenue from Operations                     1,689,724          1,608,015            579,907             522,407
                                                   ----------         ----------           --------            --------

  COSTS AND EXPENSES:
  Cost of maintaining rental property                 985,079          1,044,902            320,679             370,158
  Aerospace net expense                                93,938             76,191             30,418              18,865
  General and administrative                          792,378            784,780            195,207             231,840
                                                   ----------         ----------           --------            --------
  Total costs and expenses                          1,871,395          1,905,873            546,304             620,863
                                                   ----------         ----------           --------            --------
  GROSS OPERATING MARGIN                             (181,671)          (297,858)            33,603             (98,456)

  OTHER INCOME AND (EXPENSES):
  Equity in earnings of Oil and Gas (Note 4)           57,214             91,589             30,015              39,908
  Interest & Dividend Income                           24,227             27,917              7,872               7,894
  Pension Expense (Note 2)                            (88,189)           (56,062)           (34,892)            (26,019)
  Interest Expense                                    (74,729)           (78,442)           (24,476)            (25,837)
                                                   ----------         ----------           --------            --------
  Total Other Income\(Expense)                        (81,477)           (14,998)           (21,481)             (4,054)
                                                   ----------         ----------           --------            --------

  (LOSS) INCOME BEFORE INCOME TAXES                  (263,148)          (312,856)             12,122           (102,510)

  Income tax (benefit) provision                     (104,488)          (122,839)              5,620            (40,954)
                                                   ----------         ----------            --------           --------
  NET (LOSS) INCOME                                 ($158,660)         ($190,017)             $6,502           ($61,556)
                                                   ==========         ==========           =========           ========

  WEIGHTED AVG. NO. OF COMMON
  SHARES  OUTSTANDING                               1,040,634          1,006,485           1,047,323           1,006,485
                                                   ==========         ==========           =========           =========
  WEIGHTED AVG. NO. OF COMMON
  SHARES  OUTSTANDING
  ASSUMING DILUTION                                 1,045,720          1,006,485           1,062,583           1,006,485
                                                   ==========         ==========           =========           =========
  PER SHARE INFORMATION:
  (Loss)/Earnings per share
      of common stock (Note 6)                         ($0.15)            ($0.19)              $0.01             ($0.06)
                                                   ==========         ==========           =========           ========
  (Loss)/Earnings per share
      of common stock assuming dilution                ($0.15)            ($0.19)              $0.01             ($0.06)
                                                   ==========         ==========           =========           ========
  (Note 6)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



GYRODYNE COMPANY OF AMERICA, INC.                  10-QSB
AND SUBSIDIARIES                                   Part 1
CONSOLIDATED STATEMENTS OF CASH FLOWS              Item 1 (a) (3)
(UNAUDITED

                                                                                         NINE MONTHS ENDED
                                                                               JANUARY 31,                 JANUARY 31,
                                                                               1998                        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                  ($158,660)                  ($190,017)
                                                                               ---------                    --------
 Adjustments to reconcile net (loss) to net
   cash provided by/(used in) operating activities:
      Depreciation and amortization of plant and equipment                        81,428                      77,796
    Deferred income tax (benefit)                                               (104,488)                          0
    Pension expense                                                               88,189                      56,061
 Changes in operating assets and liabilities:
   (Increase) decrease in assets:
       Accounts receivable                                                        32,929                     345,058
     Prepaid expenses and other assets                                          (150,877)                    (64,898)
     Other assets                                                                  4,330                     180,980
  Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                     (60,083)                    (90,616)
                                                                               ---------                    --------
  Total adjustments                                                             (108,572)                    504,381
                                                                               ---------                    --------
  Net cash (used in)/provided by operating activities                           (267,232)                    314,364
                                                                               ---------                    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short term investments                                                   0                     189,716
  Increase in property, plant and equipment                                     (209,884)                   (553,031)
                                                                               ---------                    --------
  Net cash (used in) investment activities                                      (209,884)                   (363,315)
                                                                               ---------                    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                              (56,896)                    (54,949)
  Stock option exercise                                                          380,068                     152,287
                                                                               ---------                    --------
  Net cash provided by financing activities                                      323,172                      97,338
                                                                               ---------                    --------

  Net (decrease) increase in cash and cash equivalents                          (153,944)                     48,387
  Cash and cash equivalents at beginning of period                               909,010                     713,228
                                                                               ---------                    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $755,066                    $761,615
                                                                               =========                    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. The unaudited Consolidated Statements of Operations for the nine month periods ended January 31, 1998 and January 31, 1997 and the Consolidated Balance Sheet as of January 31, 1998 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the nine month periods ended January 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

 2. The application of FASB 87 resulted in the Company's recognition, on the basis of annual Actuarial reports, of $88,189 of net periodic pension expense for the nine month period ended January 31, 1998 and $56,062 of net periodic pension expense for the comparable period in the prior year. The full year expense for FY 1998 will be $123,081 vs. $82,080 for FY 1997.

 3. As of January 31, 1998, $12,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve reflects a $6,000 increase during the second quarter of FY 1998.

 4. Proceeds from the sale of oil decreased in the current quarter as a result of a price decline in oil prices from the previous year from approximately $24.35 a barrel to $19.12, a decrease of $5.23. Operating expenses stayed essentially the same. The effect on the Profit and Loss Statement is highlighted below


                                                        Nine months ended                   Third Quarter Ended
                                                        January 31,                         January 31,
                                                        1998              1997              1998              1997
    Sales of Oil                                     $148,874           $180,046           $53,175          $69,205
    Operating expenses                                 91,660             88,457            23,160           29,297
    INCOME FROM OPERATIONS                            $57,214            $91,589           $30,015          $39,908


 5. Property, Plant and Equipment increased $209,884 in the first nine months primarily as a result of work-in-progress on the Master Plan and other capital projects.


 6. In February 1997, the Financial Accounting Standards Board (FASB) issued FAS 128 relating to Earnings Per Share (EPS). FAS 128 became effective for financial statements issued from 12/15/97 onward. The Company adopted FAS 128 for the quarter ended 1/31/98. All prior periods have been restated to reflect this adoption.

 7. In the second quarter of FY 1996 the company secured a $1,050,000 ten year mortgage maturing in October 2005. This loan was used to pay off the balance of the prior term loan and to finance the renovation of a portion of Building #7. The loan has a fixed principal payment each month of $5,833.33 and interest at a floating rate at 2% above the prime rate. The loan is secured by the assignment of rents and a first collateral mortgage on Building #7 which is situated on six and one half acres in St. James NY. The loan is also secured by the guarantees of Gyrodyne Petroleum Inc. and Flowerfield Properties Inc. The principal balance of the loan at January 31, 1998 was $892,500. The remainder of the principal will be paid as follows:

     Fiscal Year 1998                             $17,500
     Fiscal Year 1999                              70,000
     Fiscal Year 2000                              70,000
     Fiscal Year 2001                              70,000
     Fiscal Year 2002                              70,000
     Thereafter till October 2005                 595,000
                                                  -------
                                                  892,500
     Vehicle term loan bearing 10.9% interest       5,527
     maturing August 1999
                                                  -------
                                                  898,027
     less current portion                          70,000
                                                  -------
     Long term debt                              $828,027
                                                  =======



ITEM 2 MANAGEMENT'S DISCUSSION  AND ANALYSIS  OR PLAN OF OPERATION

(A)  NOT APPLICABLE

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   As noted in a prior report, the Company has entered formal contract negotiations with two separate end users for inclusion as initial projects in the Master Plan development of the Flowerfield property in St. James, N.Y. A third end user has opened substantive talks on a use unrelated to those cited above. Although substantial accord has been reached, numerous details and representations must be passed on by the respective counsels. Based on any possible constraints, business considerations may oblige the Company to look at new alternate proposals. The timing of any final decision can not be predicted with any certainty at this time.

   During the prior quarter, and in connection with the Flowerfield Master Plan, the Company finalized its estimates for the sewage treatment plant and made substantial progress in quantifying infrastructure costs and qualifying common area definitions. A draft proposal for a set of design standards applicable to the entire development has now been circulated to our consultants for final comment. The Approved Design Standards (ADS) will be an integral part of the leasing process and must be finalized before individual contracts can be consummated.

   The Gross Operating Margin for real estate operations for the quarter ended January 31, 1998 was higher than the same quarter for the previous year primarily as a result of lower maintenance and fuel costs associated with an extremely mild winter. Increased activity in the implementation of the Master Plan led to a higher percentage of capitalized administrative expenses which is reflected in the reduced amount of General and Administrative expense recognized during the quarter.

   Gyrodyne's largest tenant, Lovin' Oven Celebrations, has broken ground on a new catering facility. The project includes extensive renovations to an existing 12,000 square foot indoor tropical reception area. Construction is on schedule, and the facility is scheduled to reopen to functions by May 1st.

   The outlook for the general real estate market on Long Island continues to indicate strength for the remainder of 1998. New construction has commenced on several projects since the beginning of the year with more slated during the balance of the year. There is still little speculative building on Long Island at this time leading to a conclusion that the realty market should continue to be robust for some time.

   Aerospace gross operating margin for the current quarter was higher than the same quarter for the previous year primarily due to the receipt of $50,000 in income from Dorneir GmbH of Germany in accordance the revised Technology Transfer Agreement. Expenses rose reflecting increased activity related to the technical transfers to Dornier and Rotorcycle 2000. In addition, research and development on a new composite rotor blade for the company's single place helicopter continued.

   The audited financial statements for the Callery-Judge Grove for the 12 months ended June 30, 1997 show a loss of $2,025,222 before a change in depreciation accounting. The change had two impacts: it essentially halved the reported loss to $1,048, 681 and did away with the practice of estimating culture care costs based on the remaining fruit on the trees at December 31. By implementing straight line depreciation to account for inventory, 83% of which is attributable to fruit, the Grove better aligns costs and inventory. In addition, the change to a FYE June 30 allows the Grove to accrue culture care expenses from January 1 to June 30 and allocate them to the following year's harvest.

   The unaudited income statement for the Grove for the seven months ended January 31, 1998 showed a net loss of $552,664 compared to a net profit for the same period last year of $77,614. It should be noted that last year's figures included nonoperating income of approximately $2,000,000 related to the sale of 40 acres of land. The sale masked an improvement in this year's income from operations. The full year production projection for FYE June 30, 1998 is expected to reach 1,043,000 total field boxes compared to 852,456 field boxes for the FYE June 30, 1997.

   The realty market along the east coast of Florida continues quite strong and future development prospects at the Grove are being enhanced with the state's completion of new infrastructure projects. The citrus industry's cyclical nature continues to buffet results, however, trends are beginning to emerge which auger better intermediate term prospects. More productive acreage is coming online as immature trees recover from a leaf infestation that retarded growth and maturity of young trees only, markets for specialty fruit remain comparatively firm and culture care issues are being attended to. A caveat, the wild gyrations in the weather patterns ascribed to "El Nino" and next year to "La Nina" are wild cards. Excessive rain fall caused extensive fruit discoloration in 1994/5 which resulted in sharply lower yields.

   At January 31, 1998, the Company's financial ratios remained strong with the quick and current ratios in excess of 3:1 and 3.8:1 respectively. Based on the lag time between the conceptual phase of a realty project and the actual receipt of monies in a realty transaction, the Company adopted the policy of remunerating certain consultants partially in the Company's common stock in order to preserve cash. The Company's cash balance coupled with prepaid expenses and modest accounts payable resulted in its favorable ratios. From all sources, the total dilution to date has been approximately 6.6% which has been offset by the growth of the Company's market capitalization.

   For the nine month period ending January 31, 1998, the Company is reporting an after tax loss of ($158,660) or ($0.15) per share and a profit of $6,502 or $.01 per share for the quarter. This compares to a loss of ($190,017) or ($.19) per share and ($61,556) or ($.06) per share for the prior year and quarter respectively. Results for the current period are not necessarily indicative of nor should they be used to project full year results.



PART II OTHER INFORMATION

   Items 1 through 4 are not applicable to the November 1, 1997 through January 31, 1998 period.

   ITEM 5. OTHER INFORMATION
        Between September 11, 1997 and December 2, 1997, Polk Bros. Foundation Inc. disposed of a total of 17,200 shares of Gyrodyne Common Stock in a series of open market sales at an average price of $21.94 per share. This reduced their number of shares outstanding as of 1/31/98 from 91,848 to 74,648 as well as their market share from 8.84% to 7.08%.

   ITEM 6. Exhibits and Reports on Form 8-K
           (a) Exhibits required - None
           (b) Reports on Form 8-K - None were filed by the Company for the third quarter of FY 1998



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       GYRODYNE COMPANY OF AMERICA, INC.
                                 (REGISTRANT)


  Date:  March 17, 1998
  SGD/ DIMITRI P. PAPADAKOS
  Dimitri P. Papadakos
  President, Treasurer and Principal Executive Officer

  Date: March 17, 1998
  SGD/ FRANK D'ALESSANDRO
  Frank D'Alessandro
  Controller