Form 10KSB
period 1998-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 1998-07-30
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACTOF 1934 for the fiscal year ended. APRIL 30, 1998.

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period
from.....................................to
 .............................................

Commission file number  0-1684


GYRODYNE COMPANY OF AMERICA, INC.
----------------------------------------------
(Name of small business issuer in its charter)


NEW YORK
-------------------------------
(State or other jurisdiction of
incorporation or organization)

 11-1688021
------------------------------------
(I.R.S. Employer Identification No.)

7 FLOWERFIELD, SUITE 28, ST. JAMES, NY      11780
----------------------------------------    ---------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number    (516) 584-5400


Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

Title of each class
COMMON STOCK, PAR VALUE $1.00 PER SHARE
---------------------------------------

Name of each exchange on which registered
NASDAQ SMALL CAP
----------------

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) Filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and
(2) has been subject to such filling requirements for the past 90 days.
Yes....X........No.............

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year were: $2,235,655

The aggregate market value of the 510,097 shares of voting stock held by non-affiliates of the registrant on JULY 20, 1998 was $10,297,583. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's Common $1.00 par value stock as of JULY 20, 1998 was 1,061,992.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy statement to be filed pursuant to regulation 14A for the FY 1998 annual meeting of Shareholders of the Company are incorporated by reference into Part III hereof.



                            INDEX TO FORM 10-KSB
                              FISCAL YEAR 1998



ITEM #

PART I

     1    -Business
     2    -Properties
     3    -Legal Proceedings
     4    -Submission of Matters to a Vote of Security Holders

PART II

     5    -Market for Registrant's Common Stock and
           Related Stockholders' Matters
     6    -Management's Discussion and Analysis of
           Financial Position and Results of Operations
     7    -Financial Statements and Supplementary Data
              Independent Auditors' Reports
              Consolidated Balance Sheet
              Consolidated Statements of Operations
              Consolidated Statement of Stockholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
     8    -Disagreements on Accounting and Financial Data

PART III

     9    -Directors and Executive Officers of Registrant
    10    -Compensation of Executive Officers and Directors
    11    -Security Ownership of Certain Beneficial Owners and Management
    12    -Certain Relationships and Transactions
    13    -Exhibits, Financial Statement Schedules,and Reports on Form 8K
              Signatures


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

     Substantially all aerospace work was conducted for the U.S. Navy, with a small procurement by the Japanese Maritime Self-Defense Force. From the mid-fifties to the early seventies, Gyrodyne manufactured and sold approximately 800 coaxial helicopters from its first small one-man helicopter, dubbed Rotorcycle, through its remotely piloted models QH-50A through QH-50D, with total sales amounting to approximately $200,000,000.

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

     In FY1997 the Company incorporated two wholly-owned subsidiaries:
     Gyrodyne Rotorcycle Company Inc. (GRC) and Gyrodyne Coaxial Helicopter Company Inc.(GCHC). These companies were created for the express purpose of positioning the Company to realize economic benefits from distinctly different markets. GRC includes all the assets of the Company's one-manned Rotorcycle helicopter (a vehicle with a Gross Takeoff Weight (GTOW) of less than 1,000 lbs.) while GCHC exclusively controls the QH-50 assets (a vehicle with a GTOW of 1,500-3000 lbs.). As noted in a previous report, two YRON platforms have been sold through Aviodyne U.S.A. with whom the GRC now has a 50/50 joint venture: Rotorcycle 2000, LLC.

     Established in 1909, the Flowerfield property initially spanned one thousand acres. Today the property is identified solely with the Company's 326 acre parcel. Flowerfield increased to its present size in 1994 with the purchase of five acres for approximately one half million dollars. Flowerfield Realty, Inc. a wholly owned subsidiary was incorporated in 1994 to handle the transaction. Flowerfield is home to approximately 202,000 square feet of buildings suitable for office, engineering, manufacturing and warehouse space. Flowerfield is the Company's single largest asset and primary focus.

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

     In 1991 Parker and Parsley purchased Mobil's entire interest in Ackerly Field, Texas, and in 1992, Meridian Oil Inc. acquired Mobil's entire interest in the Basin Dakota Field, New Mexico. The sale of Mobil's interests also signaled the demise of Oil Participants Inc., the umbrella company which was the vehicle for limited partnership investment by GPI. No longer a limited partner, GPI became a working interest owner in these various properties. In July 1995, the Company sold its interests in the Rulison and Basin Dakota assets. In August 1997, Parker and Parsley merged with MESA Operating Company which changed its name to Pioneer Natural Resources USA, Inc. (Pioneer). Subsequently, in February 1998, Henry Petroleum Corp. bought out Pioneer and is the current operator in the Ackerly Field. The balance of the remaining oil assets, Ackerly Field, is not deemed to be a significant portion of the Company's total assets.

     In 1966, Flowerfield Properties, Inc. (FPI), was incorporated to manage investments in marketable securities and to participate in a citrus grove limited partnership in Florida. Active management of a securities portfolio was phased out in the late seventies. The Callery-Judge Grove is located 16 miles west of Palm Beach, Florida with a portion lying in the Indian River Basin. The Company's initial net investment position, after payout per the partnership agreement, was 17.5% which today, subsequent to two new equity offerings, is approximately 12.74%. In accordance with the partnership agreement, the Company has no active voice in the Grove's management which authority rests solely with the Managing Partner. The Grove interest is the Company's second largest asset.

     Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

     (b) BUSINESS OF ISSUER:
     The Company is currently involved in four business segments. The Company manages its real estate and helicopter activities while it is a passive investor in the citrus operation and maintains a working interest only in a single oil property, Ackerly Field. Below is a summary of financial results by business segment for FY 1998 and 1997.


                                                   YEAR ENDED                   YEAR ENDED
                                                   APRIL 30,                    APRIL 30,
                                                   1998                         1997

Rental Income                                 $   2,125,161                 $  2,020,979
Aerospace Income                                    110,494                      104,606
Less:  Rental costs and expenses                  1,325,670                    1,388,322
         Net Aerospace expense                      137,178                       98,135
                                                  ---------                    ---------
Operating Margin                              $     772,807                 $    639,128
                                                  =========                    =========
Other Income/(Loss):
     Oil and Gas Income (Notes 1,             $      75,237                 $    126,467
     2, & 3)
     Other Expense (Net) (Notes 4 & 5               (63,946)                     (67,137)
                                                  ---------                   ----------
Total Other Income                            $      11,291                 $     59,330
                                                  =========                   ==========

Identifiable Assets at Net
Carrying Value
Real Estate Fixed Assets (Note 6)             $   2,749,615                 $  2,555,953
                                                 ==========                   ==========



Note 1 - All inter-company transactions have been eliminated.
Note 2 - All company activity was within the United States of America.
Note 3 - See note number 3 of "NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS."
Note 4 - See Other Income and expense discussion in Item 6 "Management's Discussion."
Note 5 - See the Other Income and (Expenses) section of "CONSOLIDATED STATEMENTS OF OPERATIONS."
Note 6 - See note number 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

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

     There are two major industrially zoned parcels bracketing the University, one to the east and Flowerfield to the west. The eastern parcel, located solely in the township of Brookhaven, is approximately one hundred acres in size with road accessibility provided by a four lane east-west route. Currently the parcel is approximately eighty percent under contract or already developed.
     At the current rate of construction, the balance of the park should be committed in two to three years with an aggregate total build out of approximately 1,000,000 square feet.

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

     The approximately 326 acres of land are zoned for use as shown below:
                             Approximate Acreage

                                           Light           Residential
Township                 Total           Industry         and/or Buffer
Smithtown               144               120                 24
Brookhaven              182               173                  9
Total                   326               293                 33
                      =====             =====              =====


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

         MANDATED INFRASTRUCTURE IMPROVEMENTS

         Project(s)                   Agency or Mandate            Projected
                                                                  Completion
Industrial building           Suffolk County Department of
public water backflow         Health                               on-going
prevention                    Suffolk County, New York

Inspection, maintenance       N.Y.S. Department of
and/or removal of             Environmental Control (DEC)          on-going
in-ground oil tanks

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

     (2) Oil and Gas

     As noted earlier, Henry Petroleum acquired Pioneer's interest in the Ackerly Field, Texas property in February 1998. GPI's interest is:

Name                        Location                            % Avg. Net
of - FIELD                  County/State - GROSS ACREAGE        Revenue - INTEREST
Ackerly                     Dawson, Texas  -  6,540 Acres        4.5%


     GPI's initial acquisition of Ackerly was as an operating field and as such, the field is well over thirty years old. Environmental compliance expenses, particularly for casing leaks, have tended to rise over time. The estimated monthly output is roughly seven hundred and fifty barrels per month with gross revenues fluctuating with the spot price of oil, currently $13.49/bbl (June 98 vs. $18.00/bbl for FY98) range. Expenses, ad valorem taxes and mandated maintenance reworks average approximately $8,500 per month.

     (3) Citrus Grove

     From its inception in 1965, the net worth of the Grove Partnership, based on its appraised value, has increased approximately 600% while cash distributions to the partners have amounted to $31 million or 500% on a base investment of $5.5 million. At the formation of the Partnership, the Company's interest was 20%. However, as provided in the Agreement, upon payout of each limited partner's initial equity participation, the General Partner was granted a 12.5% share of Grove earnings and equity which effectively reduced the Company's share of the Partnership to 17.5%. Based on two recent capital infusions, in which the Company did not participate, the Company's share has declined to approximately 12.74%. During calendar year 1976, the Grove realized its first profit from operations and by 1981 the Limited Partners had recouped their original cash investment. To date Flowerfield Properties Inc. has received, in cash, five times its $1.1 million original investment.

     In 1995 the Company signed an amendment to the Partnership agreement which extends the life of the Partnership from 1999 to 2019. In addition, it provides greater flexibility to the General Partner in such areas as financing, cash distribution and bonuses. In April of 1995, a $6 million subscription program for additional capital was instituted by the Grove as well as another subscription of $5 million in June 1997. Existing Partners were given the opportunity to subscribe to this financing at the same level as their current investment. Gyrodyne deferred and did not participate in either offering.

     Although Management has determined that development of the Callery-Judge Grove is in the best interests of the Partnership, the requirement to husband cash and invest in the development of Flowerfield's Master Plan far outweighs this alternative investment opportunity.

     Beginning May 1, 1995 (FY96) the Company changed from the equity method of accounting to the cost method of accounting. Thereafter, the Company's investment in the Grove only changes when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 1998. The Company does not anticipated receiving any significant cash distributions from the Grove prior to FY2000. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000.

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

     For the evaluation phase, the Company received fees of $500,000. Should both final agreements be executed, additional fees of approximately $3 million plus royalties are possible. The licensing agreements would remain in effect in perpetuity and provide for staged royalty payments. The exclusive sales territories for Dornier are the European NATO nations and for IAI, Israel. An amendment to extend the Agreement has been issued to IAI. All licenses and sales are subject to the approval of the U.S. Department of State.

     On September 6, 1995, Gyrodyne signed a contract with Dornier GmbH for the sale of two re-manufactured QH 50 helicopters for $700,000. The vehicles were used for the VTOL UAV Demonstrator Program conducted for the German government. The second platform was shipped to Dornier in April 1996 with the on-site technical assistance portion of the agreement concluded in June 1996.

     During FY1998, the Company redrafted its original Technology Transfer Agreement with Dornier GmbH in response to a modified set of procurement parameters issued by the German Ministry of Defense
     (MOD), Dornier's primary customer. The decision by the German MOD to greatly expand the number of naval ships that qualify for Dornier's SEAMOS program has enhanced the likelihood that the program will be deployed. Although the purchase price of the technology and general terms of the agreement remain the same, the funding timeline has been altered, an exemption has been granted on any royalties on the first fifty production platforms, and Dornier's marketing area has been expanded with the inclusion of a non-exclusive worldwide license except Israel. In January 1998, $50,000 in income was realized from the Dornier Technical Data Package Transfer Agreement. Another $760,000 is anticipated in September 1998 from that same agreement.

ITEM 2. DESCRIPTION OF PROPERTY

     (c) Description of Real Estate and Operating Data

     Gyrodyne Company of America, Inc. (Consolidated) owns, in fee, approximately 326 acres located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of industrial building space and maintains its corporate office and manufacturing facilities on site. In 1994, approximately 5 acres of land adjacent to the Company's property were purchased. For a more detailed description, see Item 1. DESCRIPTION OF BUSINESS
     (b) (1) Real Estate.

     The land and land improvements are carried on the Company's books at cost in the amount of $808,338, while the 202,000 square feet of space is carried at a depreciated cost of $1,351,158. At the current time, the property and buildings that are used by the Real Estate segment of the business, except for Building #7 and the surrounding 6 1/2 acres which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The balance of the mortgage as of April 30, 1998 is $879,634.

     The average age of all the buildings is nearly thirty-eight years, and the facilities are undergoing continuous maintenance repair cycles for roofs, paved areas, and building exteriors. The external appearance of all buildings is that of well maintained mature properties. The general condition of internal infrastructure HVAC, electrical and plumbing is above average for facilities of this age. The grounds feature extensive landscaping and are neatly groomed commensurate with other business parks.

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

     Almost all available space has been subdivided and is available for rent, except for approximately 18,000 square feet which has been reserved for Company use. Of the 184,000 gross square footage available for rent, approximately 15,000 square feet comprise common areas such as hallways, foyers and rest rooms. A summary of operating results:

  Fiscal                                  Operating    Occupancy        Nominal
   Year        $ Revenue    $ Expenses    $ Margin     Rate in Pct.     $ Rate per sqft*

    1995      1,667,067      1,167,325     499,742       82              10.15
    1996      1,879,287      1,430,192     449,095       86              11.35
    1997      2,020,979      1,388,322     632,657       85              11.57
    1998      2,125,161      1,325,670     799,491       86              11.91

     *EXCLUSIVE OF LAND RENTALS BUT INCLUSIVE OF THE CATERING
      FACILITY AND BUS TERMINAL.

In FY 1998 three tenants individually exceeded 10% of total rental income, representing an aggregate 46%, with one tenant exceeding 22%. Correspondingly, in FY 1997, three tenants each exceeded 10% of total rental income for a 44% aggregate total. The leases of these major tenants all contain periodic cost of living escalators as well as various pass-through increases for such items as real estate taxes, fuel oil increases, security services and building insurance. For tenants with stand alone buildings, certain pass-throughs do not apply because the associated service costs are fully assumed by the tenants.

     As of April 30, 1998, the Company had a 14.4% vacancy rate vs.15.0% for the same period last year.
     Most of the Company's tenants are startup or small businesses that seek small spaces and short term leases. The average square footage of tenants whose leases expire within twelve months is approximately 1,900 sqft. The Company's exposure to short term market rental rate conditions is reflected in the accompanying table. A summary of lease terms:

                 FY 1998 LEASE SUMMARY

BALANCE OF         # OF        TOTAL        RELATIVE      RELATIVE      APPROXIMATE
TIME               TENANTS     SQUARE         PCT           PCT         DOLLAR
REMAINING                      FOOTAGE      OF TOTAL      OF TOTAL      VALUE OF
ON LEASE                                    RENTED        DOLLAR        RENTALS
                                            SPACE         VALUE
Up to 1 year        46          60,711        35.5%         26.0%         $ 552,000

From 1 to 2 yrs     14          47,003        27.5%         21.7%           462,000

over 2 years        11          63,397        37.0%         52.3%         1,111,000

Total               71          171,111      100.0%        100.0%        $2,125,000
                   ===          =======      ======        ======        ==========


A summary of occupancies at April 30 1998:

TYPE OF OCCUPANCY         SQUARE FOOTAGE            PERCENT OF
                                                    TOTAL
Office                        31,889                  18.6%
Manufacturing/R & D           39,122                  22.9%
Service/Misc.                100,100                  58.5%
TOTAL                        171,111                 100.0%
                             =======                =======


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

Depreciable asset categories and rates are enumerated in Footnote 2 to the Financial Statements. Real estate taxes paid to the township of Smithtown for FY1998 were $240,563.10 based on a rate of $104.89/$100 of assessed
value.   Real estate taxes paid to the township of Brookhaven for FY98 were $114,933.68 based on a rate of $152.23/$100 of assessed value.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders during the fourth quarter of either Fiscal Year 1997 or 1998.

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

                        Bid Price   Asked Price
     QUARTER ENDED      Low         High
      Fiscal 1997
July 31, 1996                $12.00      $13.75
October 31, 1996             $11.06      $12.38
January 31, 1997             $11.25      $12.38
April 30, 1997               $12.00      $13.00

      Fiscal 1998
July 31, 1997                $17.00      $19.25
October 31, 1997             $20.88      $20.88
January 31, 1998             $19.50      $19.50
April 30, 1998               $20.50      $20.50


   (b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.
                                                   Number of Holders
                  TITLE OF CLASS                   AS OF JULY 20, 1998
        -----------------------------              -------------------
        Common Stock, $1.00 Par Value                    1,673

   (c) There were no dividends declared in the current or prior fiscal year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

     DISCUSSION

     Subsequent to the close of the fiscal year, the Company consummated its first major land lease agreement on June 5, 1998 with TCR
     MidAlantic/NE Properties, Inc. (TCR). Trammel Crow Residential is one of the nation's most highly regarded and active multifamily residential developers. The two phase agreement calls for the construction of a luxury apartment community of approximately 250 units on twenty-five acres with an option for an additional 25 acres for a Phase II development. The Agreement to Lease specifies a 99-year ground lease which is conditioned upon the completion of a feasibility and due diligence period, closing on the ground lease which has been negotiated and commencement of construction by December 31, 2000.

     The TCR residential development will be part of a Planned Development District (PDD) submitted by the Company to the Town of Brookhaven. The PDD will require a substantial investment in the development of a comprehensive environmental impact statement, a sewage treatment plant (STP) and infrastructure improvements. During the past three months, the Company has contracted for the update of the 1993 Phase I Environmental Study, begun the engineering design study for the STP and defined the infrastructure requirements for the Master Plan Development of Flowerfield.

     As noted in last year's report, the Company's northern boundary is located along an historic corridor. In order to minimize environmental impacts, generate revenues and maintain a green buffer, the Company entered into a lease on June 17, 1998 with MNM Camp Corporation d/b/a Flowerfield Country Day Camp for approximately 15 acres of Gyrodyne's Flowerfield property along New York State Route 25A. The salient terms of the agreement include a minimum aggregate rent of $2.7 million and a lease encompassing 11 camp seasons. Constructed by the Company, the camp is scheduled to commence operations in 1999. The facility will be comprised of a central activities and administration building, swimming pools, tennis courts and ball fields. The Company intends to utilize the summer camp acreage as a basis for requesting higher building densities on other portions of the Flowerfield property.

     The Company has entered into serious negotiations with a well established provider of assisted living quarters for seniors. Substantial progress has been made to date. As with all proposed uses that deviate from the Company's basic light industrial zoning, governmental approval will be required. The timing of any such approvals can not be estimated at this time.

     Subsequent to the adoption of the new Technology Data Package Transfer Agreement (TDPTA) with Dornier, a Letter of Intent was executed which provides for a change in the funding mechanism in Dornier's program with the German Ministry of Defense. The Company now anticipates receiving $760,000 in August or September, 1998 towards payment of the TDPTA contract price of $2,000,000. At this juncture, the IAI Hellstar program is in abeyance with no recent developments to report. The Company is not anticipating any change in status in the near future.

     Rotorcycle 2000, LLC was created to address the two primary factors constraining the manufacture of the one-manned YRON helicopter: the lack of an economically viable power plant and the need for a modern rotor blade. Rotorcycle 2000 partner Aviodyne has procured a commercially available engine which it is adapting for the YRON. Gyrodyne Company has developed a new all-composite rotor blade, a prototype of which was produced in July 1998. Quality control tests and evaluations are scheduled for the fall of 1998. The rotorcycle will be marketed to high-end business customers and recreational enthusiasts.

     As stated in previous reports, the long term prospects for the development of the Callery-Judge Grove are excellent. Several factors are currently adversely affecting the present development efforts. There are jurisdictional disputes between various county and city agencies resolution of which hinges on the definition of the area surrounding the Grove as to whether it is rural or suburban. The issue is important because there are different parameters for rural and suburban developments. Although it may result in a protracted study period, it seems likely that a countywide study encompassing two additional large groves in the area will be necessary for the promulgation of a master development plan. Within that framework, each grove's individual development plan will be evaluated.

     Unaudited figures for the eleven months ended May 31, 1998 for the Grove indicate a loss on a consolidated basis in excess of three million dollars. Although the loss exceeded expectations, the numbers mask several positive trends. The financials reflect the net results of sharply increased citrus production and dramatically lower grapefruit prices. Fruit quality was also higher than last year.
     New culture care methods instituted last year have reduced tree mortality, increased the number of productive trees per acre and increased the yield per tree.

     The Grove has redirected its marketing efforts towards the gift fruit and institutional sales segments and has abandoned direct retail distribution. Better management controls have yielded a substantial improvement in the packing house operation which had a profit in excess of one million dollars for the eleven months. The collapse of the Asian market also negatively impacted grapefruit earnings. Prospects for FY1999 are still clouded by weak pricing, turmoil in Asia and a glut of fruit.


     The Company continues to maintain its interest in the Grove as a long term investment. The timing of the Grove's development, return to operating profitability and continued dilution are under active review by both Management and the Board of Directors.

     The Company's interest in petroleum is based solely on the Ackerly property in Texas. Given the softness in the petroleum market, the Company plans to maintain its position in Ackerly.

     REVENUES

     Slightly higher rental rates contributed to increased real estate revenue of $104,000. Coupled with aerospace sales, total revenue for the fiscal year ended April 30, 1998 increased $110,000 to $2,236,000 from the previous year's $2,126,000.
     .
     OPERATING COSTS

     The year-to-year cost of operating rental property remained essentially flat. A mild winter, few unanticipated repairs and low tenant turnover contributed to the stability. FY1999 rental revenue may decrease reflecting a new rental agreement with a major tenant that is based on a net net lease. Expenses should show a corresponding decrease as well. The Company's development of a new composite rotor blade and administrative work associated with the Dornier TDPTA contributed to higher aerospace expenses. It is anticipated that Aerospace expenses will continue at an elevated level throughout the blade test and evaluation period. In addition, technical support for Dornier's project will continue in FY1999.

     GENERAL AND ADMINISTRATIVE EXPENSES

     On a consolidated basis for the year ended April 30, 1998, General and Administrative expense were $1,210,577 versus $1,271,616 for the year ended April 30, 1997. It should be noted that pension expense is now included in General and Administrative expense on the Company's Consolidated Statement of Operations. FY1997 has been adjusted to reflect this change.

     For analysis purposes, the Company divides General and Administrative Expenses into four expense pools: 1) REMUNERATION: which includes all compensation expenses related to executive and support staff; 2) CORPORATE GOVERNANCE: which includes all expenses related to the Board of Directors and its subcommittees, maintenance of stockholder records, NASDAQ listing requirements, and long range strategic planning; 3) OVERHEAD: corporate overhead expenses for accounting services, depreciation, maintenance, utility charges, insurance, etc., and 4) SPECIAL PROJECTS: expenses related to the Master Plan for the Flowerfield property, acquisitions, financing charges and consulting expenses for project advisement.

                                      G&A SEGMENTS

G&A Expenses                                     FY98                        FY97
REMUNERATION                                      $748,634                    $596,384
CORPORATE GOVERNANCE                              $232,384                    $258,445
OVERHEAD                                          $229,559                    $172,787
SPECIAL PROJECTS*                                       $0                    $244,000
Total                                           $1,210,577                  $1,271,616


REMUNERATION: On a cash basis Remuneration rose approximately $19,000 reflecting salary increases. Noncash expenses during FY98 included stock options exercised and stock awards granted. The total exceeded FY97 expenses by approximately $100,000. In addition, Pension expense for the current year was $123,000 compared to $82,000 for the prior year, an increase of $41,000. No contributions to the plan by the Company were required during fiscal years 1998 or 1997.

CORPORATE GOVERNANCE: During FY1998, Corporate Governance decreased in accordance with the Black-Scholes formula utilized to calculate the future value of options to participants. The Company took a charge of $11,400 for the current year versus a charge of $67,500 in FY1997. This was partially offset by increased directors fees of $22,000 related to an increase in committee meetings over the previous year. With the exception of travel expense, reimbursement which is paid in cash, all other expenses related to the Board of Directors, although charged to earnings, are being paid in Company stock according to the adopted "1996 Non-Employee Directors' Compensation Plan" thus closely aligning the directors with shareholder interests.

OVERHEAD: Corporate overhead rose primarily reflecting expenses related to the write off of bad debts, $37,500, and an increase in the bad debt provision, $6,000. Legal action against tenants resulted in judgments in the amount of $29,500. The Company has obtained some tenant assets as a result of these judgments. Any revenue generated from these efforts will be recorded as income when collected.

*SPECIAL PROJECTS: In line with expectations, expenses rose for legal, real estate development and architectural consultants. The Company began capitalizing Master Plan related expenses during the fiscal year.
$285,000 of these expenses were capitalized in FY1998.

OTHER INCOME AND (EXPENSE)

Lower net oil income was the primary factor resulting in the year-to-year decline in "Other Income and Expense." The price of oil dropped nearly $7.00 a barrel from June 97 to June 98.

RESULTS FROM OPERATIONS

After giving effect to the exercise of stock options, results from operations after taxes were a loss of ($0.26) per share for the period ended April 30, 1998, versus a loss of ($0.37) per share for the prior year. The pretax loss of $426,479 generated an income tax benefit of $155,404 and resulted in a net loss of $271,075 compared to a loss of $376,862 in FY 1997.

LIQUIDITY AND CAPITAL RESERVES

In 1995, the Company engaged McCarthy & Associates to develop, predicated on budgeted forecasts, a financial plan suitable for presentation to financial institutions. The Company also commissioned Henderson & Bodwell, L.L.P. consulting engineers to draw up a preliminary Master Plan for the development of the Company's Flowerfield property. In conjunction with these efforts, the law firm of Cahn Wishod & Lamb was called upon to examine the ramifications of alternate development scenarios. As a result of these joint efforts, the Board of Directors adopted a preliminary Master Plan in June 1996. In the current fiscal year, Gyrodyne engaged Cameron Engineering to develop an engineering report and facility plan for sewage treatment and site evaluations. In addition, Freudenthal & Elkowitz Consulting Group was asked to review site inspections and prepare an ecological inventory. The firm of Hawkins, Webb and Jaeger prepared multiple land surveys, and Weidersum Associates provided architectural drawings for two building projects.

As noted earlier in this report, certain additional specialists must be engaged to provide qualified studies and opinions in diverse areas such as marketing, traffic pattern studies, environmental impacts and community interface.

The Company estimated in numerous prior reports that the cost of adopting a presentation caliber Master Plan proposal would be at least $250,000. This plateau has been reached, and the Company is readying its modified Master Plan for submittal. The cost of this next phase will approach $1,000,000. Costs may escalate if the approval process becomes contentious. In order to mitigate the effect of these large expenses on cash reserves, the Company has negotiated arrangements to compensate certain consultants, in part, with restricted investment type common stock.

EFFECTS OF INFLATION

It is the Company's policy to have multi-year leases contain cost pass-through provisions for increases in real estate taxes, fuel costs, building insurance, cartage and security guard services, as applicable. The balance of the Company's operations, including rental rates, income from the Grove and petroleum revenue are subject to free market forces.

YEAR 2000 IMPACT

The Company utilizes the latest version of commercially available software for its accounting and systems applications which are Y2K compatible. With respect to facilities maintenance, there is no exposure to electromechanical system failure attributable to a possible Y2K problem.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See following pages.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.St. James,
New York

We have audited the accompanying consolidated balance sheet of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 26, 1998

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
APRIL 30, 1998

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $884,546
Accounts receivable, less allowance for doubtful accounts of $12,000         69,885
Prepaid expenses and other current assets                                    91,425
Deferred income taxes (Note 5)                                              173,000
                                                                         ----------
Total current assets                                                      1,218,856

INVESTMENT IN CITRUS GROVE PARTNERSHIP                                    1,585,104
PROPERTY, PLANT AND EQUIPMENT (Notes 2 and 9)                             2,749,615
PREPAID PENSION COSTS (Note 6)                                            1,546,858
OTHER ASSETS                                                                  9,373
                                                                         ----------
                                                                         $7,109,806
                                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      $357,865
Current portion of long term debt (Note 9)                                   46,471
                                                                         ----------
Total current liabilities                                                   404,336
                                                                         ----------
LONG TERM DEBT (Note 9)                                                     838,712
                                                                         ----------
DEFERRED INCOME TAXES (Note 5)                                              967,000
                                                                         ----------
COMMITMENTS (Notes 6 and 12)
STOCKHOLDERS' EQUITY: (Note 8)
Common stock, $1 par value; authorized 4,000,000 shares;
1,531,086 shares issued and outstanding                                   1,531,086
Additional paid-in capital                                                6,843,290
Deficit                                                                    (766,325)
                                                                         ----------
                                                                          7,608,051
Less cost of shares of common stock held in treasury                     (2,708,293)
                                                                         ----------
                                                                          4,899,758
                                                                         ----------
                                                                         $7,109,806
                                                                         ==========


See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended
                                                      APRIL 30,
                                                1998             1997
REVENUE:                                     ----------       -----------
Rental income (Note 4)                       $2,125,161        $2,020,979
Aerospace income                                110,494           104,606
                                             ----------        ----------
                                              2,235,655         2,125,585

COSTS AND EXPENSES (Note 6):
Cost of maintaining rental property           1,325,670         1,388,322
Aerospace expense                               137,178            98,135
General and administrative                    1,210,577         1,271,616
                                             ----------        ----------
                                              2,673,425         2,758,073
                                             ----------        ----------

OPERATING LOSS                                 (437,770)         (632,488)
                                             ----------        ----------
OTHER INCOME AND (EXPENSES):
Gain on oil and gas investment (Note 3)          75,237           126,467
Interest income                                  31,290            36,153
Interest expense                                (95,236)         (103,290)
                                             ----------        ----------
                                                 11,291            59,330
                                             ----------        ----------
LOSS BEFORE INCOME TAXES                       (426,479)         (573,158)
INCOME TAX BENEFIT (Note 5)                    (155,404)         (196,296)
                                             ----------        ----------
NET LOSS                                      $(271,075)        $(376,862)
                                             ==========        ==========

NET LOSS PER COMMON SHARE (Note 8):
     Basic                                        $(.26)            $(.37)
                                                  ======            ======
     Diluted                                      $(.26)            $(.37)
                                                  ======            ======

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
     Basic                                    1,044,252         1,012,190
                                              =========         =========
     Diluted                                  1,048,801         1,012,190
                                              =========         =========


See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            $ 1 Par Value
                             Common Stock                                                   Treasury Stock
                             ------------                 Additional                        --------------
                                               Par         Paid in                                                     Total
                               Shares          Value        Capital        (Deficit)      Shares         Cost          Equity
                               ------          -----        -------        ---------      ------         ----          ------
Balance at April 30, 1996     1,531,086     $1,531,086     $6,172,311     $ (47,588)     530,535     $(3,051,260)     $4,604,549
Issuance of stock
  for services                                                160,099                    (24,812)        142,685         302,784
Issuance of stock grants                                       16,975                     (3,080)         17,710          34,685
Exercise of stock options                                       4,827                     (1,166)          6,705          11,532
Directors stock options
  issued                                                       67,500                                     67,500
Net Loss                                                                   (376,862)                    (376,862)
                             ----------     ----------     ----------     ---------      -------     -----------      ----------
Balance at April 30, 1997    $1,531,086     $1,531,086     $6,421,712     $(424,450)     501,477     $(2,884,160)     $4,644,188
Issuance of stock for
  services                                                    170,142                    (13,633)         78,400         248,542
Issuance of stock grants                                       48,416                     (5,460)         31,400          79,816
Exercise of stock options                                      54,790       (70,800)     (11,491)         66,067          50,057
Issuance of directors stock                                    71,654                                                     71,654
  and other options issued
Tax benefit from exercise
  of stock options                                             76,576                                                     76,576
Net Loss                                                                   (271,075)                                    (271,075)
                             ----------     ----------     ----------     ---------      -------     -----------      ----------
Balance at April 30, 1998     1,531,086     $1,531,086     $6,843,290     $(766,325)     470,893     $(2,708,293)     $4,899,758
                             ==========     ==========     ==========     =========      =======     ===========      ==========


See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended
                                                                    APRIL 30,
                                                             -----------------------
                                                             1998               1997
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (271,075)        $ (376,862)
                                                         ----------         ----------
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation and amortization                               108,571            106,738
Deferred income tax benefit                                (157,424)          (203,114)
Non-cash compensation                                       400,012            404,969
Pension expense                                             123,081             82,080
Changes in operating assets and liabilities:
 (Increase) decrease in assets:
Accounts receivable                                          21,187            368,434
Prepaid expenses and other                                  (40,733)           167,311
Other assets                                                  7,058            198,858
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                       106,775            (95,584)
                                                         ----------         ----------
Total adjustments                                           568,527          1,029,692
                                                         ----------         ----------
Net cash provided by operating activities                   297,452            652,830
                                                         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short term government securities                    -              189,716
Acquisition of property, plant and equipment               (302,233)          (584,544)
                                                         ----------         ----------
Net cash used in investment activities                     (302,233)          (394,828)
                                                         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                 (69,740)           (73,752)
Proceeds from exercise of stock options                      50,057             11,532
                                                         ----------         ----------
Net cash used in financing activities                       (19,683)           (62,220)
                                                         ----------         ----------

Net (decrease) increase in cash and cash equivalents        (24,464)           195,782

Cash and cash equivalents at beginning of year              909,010            713,228
                                                         ----------         ----------

Cash and cash equivalents at end of year                   $884,546           $909,010
                                                         ==========         ==========



See notes to consolidated financial statements


GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED APRIL 30, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  a.  ORGANIZATION AND NATURE OF OPERATIONS

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

  f.  NET INCOME (LOSS) PER COMMON SHARE

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Net income (loss) per share has been retroactively restated to reflect SFAS No. 128 for all periods presented.

  g.  INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  h.  IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standard No. 121, *Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,* an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  i.  STOCK-BASED COMPENSATION

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, *Accounting for Stock-Based Compensation.*

  j.  USE OF ESTIMATES

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

  k.  RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the year ended April 30, 1997 to conform with the classifications used in 1998.

l.  NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the Financial Accounting Standards Board which the Company is not required to adopt at this time include Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise" ("SFAS 131") and Statement of Financial Accounting Standard No. 132, "Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"). The Company intends to comply with the disclosure requirements of SFAS 130, SFAS 131 and SFAS 132 and does not expect these pronouncements to have a material effect on the Consolidated Financial Statements.

2.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of April 30, 1998 consists of the following:


                                 Estimated                      Allowance for          Net
                                   Lives            Cost        Depreciation           Asset
Land                                 -          $  808,338      $     -             $  808,338
Land development                     -             457,924            -                457,924
Buildings and improvements      20-33 yrs.       4,470,267       3,119,109           1,351,158
Machinery and equipment
 and furniture and fixtures      3-10 yrs.         511,462         379,267             132,195
                                                ----------      ----------          ----------
                                                $6,247,991      $3,498,376          $2,749,615
                                                ==========      ==========          ==========



Substantially all buildings and improvements are held for lease. Certain leases serve as collateral for the Company's outstanding bank debt.

3.  INVESTMENT IN OIL AND GAS PROPERTIES:

The results of operations from the Company's investment in oil and gas properties are summarized as follows:

                                            Years Ended
                                              APRIL 30,
                                        ---------------------
                                        1998             1997
                                        ----             ----

Sales of oil and gas                  $187,711         $242,752
Oil and gas production expenses        112,474          116,285
                                      --------         --------
Gain from operations                   $75,237         $126,467
                                      ========         ========


4.  MAJOR CUSTOMERS:

For the year ended April 30, 1998 rental income from three tenants represented 22%, 14% and 10% of total rental income.

For the year ended April 30, 1997 rental income from three tenants represented 21%, 13% and 10% of total rental income.

5.  INCOME TAXES:

The Company files a consolidated U.S. federal income tax return that includes all 80% or more owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws.

The (benefit) provision for income taxes is comprised of the following:

                                            Years Ended
                                              APRIL 30,
                                        -------------------
                                        1998           1997
                                        ----           ----
Current:                             $     -         $    -
  Federal                                2,020          6,818
                                     ---------       --------
  State                                  2,020          6,818
                                     ---------       --------

Deferred:                             (120,910)      (158,500)
  Federal                              (36,514)       (44,614)
                                     ---------       --------
  State                               (157,424)      (203,114)
                                     ---------       --------
                                     $(155,404)     $(196,296)
                                     ==========     ==========

The components of the net deferred tax liability at April 30, 1998 are as follows:

Deferred tax assets:
Stock compensation                                 $  141,000
Accrued sick and vacation                              26,000
Provision for bad debt                                  7,000
Tax loss carry forwards                               763,000
Contribution carryover                                 24,000
Tax credit carry forwards                              13,000
                                                      --------
Total deferred tax assets                             974,000
Valuation allowance                                   (73,000)
                                                      --------
Net deferred tax assets                                901,000
                                                      --------

Deferred tax liabilities:
Prepaid pension costs                                 (747,000)
Unrealized gain on investment in Citrus Grove         (948,000)
                                                    ----------
Total deferred tax liabilities                      (1,695,000)
                                                    ----------
Net deferred income taxes                           $ (794,000)
                                                    ==========



The Company has net operating loss carry forwards of approximately $1,916,000 which can be used to reduce future taxable income through 2013.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                     Years Ended
                                                       APRIL 30,
                                                   -----------------
                                                   1998         1997
                                                   ----         ----
U.S. Federal statutory income rate                 34.0%        34.0%
State income tax, net of federal tax benefits       7.5          7.5
Permanent differences                              (0.6)           -
Change in valuation allowance                      (4.3)        (4.0)
Other differences, net                              (.2)        (3.5)
                                                   ----         ----
                                                   36.4%        34.0%
                                                   ====         ====


6.  RETIREMENT PLANS:

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 1998.

Net periodic pension expense consists of the following components:

                                            Years Ended
                                              APRIL 30,
                                          -----------------
                                          1998         1997
                                          ----         ----
Service cost                            $123,858     $107,068
Interest costs                           195,524      195,867
Expected return on assets               (222,219)    (199,263)
Net amortization                          25,918      (21,592)
                                        --------     --------
Pension expense                         $123,081     $ 82,080
                                        ========     ========

The Plan's funded status is as follows:

                                                               APRIL 30,
                                                        ---------------------
                                                        1998             1997
                                                        ----             ----
Actuarial present value of benefit obligations:
Accumulated benefit obligation:
-Vested                                              $(1,836,747)      $(1,882,798)
-Non-vested                                              (12,312)           (8,959)
                                                     -----------       -----------
-Total                                               $(1,849,059)      $(1,891,757)
                                                     ===========       ===========

Projected benefit obligation                         $(2,083,828)      $(2,355,323)
Assets at fair value                                   3,201,875         2,889,049
Unrecognized net (asset) obligation                     (534,718)         (668,398)
Unrecognized prior service cost                          622,134           694,872
Unrecognized net loss                                    341,395         1,109,739
                                                     -----------       -----------
Prepaid pension cost                                 $ 1,546,858       $ 1,669,939
                                                     ===========       ===========


Assumption used in accounting for the Company's defined benefit pension plan are as follows:

Discount rate                                           8.0%
Rate of increase in compensation                        8.0%
Expected long-term rate of return on plan assets        8.0%


7.  TECHNOLOGY TRANSFER AGREEMENTS:

The Company was a party to an agreement with Dornier GmbH of Germany whereby the Company was to provide technological documentation and assistance related to the Company's coaxial helicopters which would result in a $2,000,000 payment for manufacturing rights. The Company has reached a new agreement with the licensee to restructure the accord by modifying certain agreements and extending the contract terms. The two million dollar license fee remains in the new agreement.

In May 1987, the Company entered into an agreement with Israel Aircraft of Israel whereby the Company provided technological documentation and assistance related to helicopters. The agreement contained an option to purchase the technology which expired on November 6, 1997. However the Company is negotiating an extension of the Agreement. In the event the option is exercised, the Company will receive a $1,000,000 fee and future royalties based on sales using the technology.

8.  STOCK OPTIONS PLANS:

The Company has an incentive stock option plan (the "Plan") under which participants may be granted either Incentive Stock Options ("ISO's"), Non-Qualified Stock Options ("NQSO's") or Stock Grants. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options or grants become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 1999 and August 2002.

The ISOs may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

ISOs may be granted along with Stock Appreciation Rights which permit the holder to tender the option to the Company in exchange for stock, at no cost to the optionee, that represents the difference between the option price and the fair market value on date of exercise. NQSOs may be issued with Limited Stock Appreciation Rights which are exercisable, for cash, in the event of a change of control. In addition, an incentive kicker may be provided for Stock Grants, ISOs and NQSOs, which increases the number of grants or options based on the market price of the shares at exercise versus the option price. A reload feature may also be attached which permits the optionee to tender previously purchased stock, in lieu of cash, for the purchase of the options and receive additional options equal to the number of shares tendered.

Information as to the stock options and stock grants is summarized as follows:

                                                          Stock          Stock
Stock Options and Grants:                                 Options        Grants       Total
                                                          -------        ------       -----
Available at April 30, 1996                               44,662          6,935       51,597
Stock grants exercised                                      -            (3,080)      (3,080)
Stock options exercised at $9.89 per share                (1,166)           -         (1,166)
                                                          ------          -----       ------
Available at April 30, 1997                               43,496          3,855       47,351
Stock grants awarded                                         -            7,455        7,455
Stock options issued at $9.89 to $19.61 per share         45,657            -         45,657
Stock grants exercised                                       -           (5,460)      (5,460)
Stock options exercised at $9.89 per share               (16,491)           -        (16,491)
                                                          ------          -----       ------
Available at April 30, 1998                               72,662          5,850       78,512
                                                          ======          =====       ======
Exercisable at April 30, 1998                             22,526            -         22,526
                                                          ======          =====       ======


NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. Each non-employee Director was given initial option grants when the plan was adopted, which are exercisable in three equal annual installments commencing on the first anniversary of the grant. Each non-employee Director will also be given 1,250 option grants (annual option grants) which will be granted on January 1 for calendar year 1997 through 2000. Each option is exercisable on the anniversary of the grant.


                                                    Number             Option
                                                   of Shares           Prices
                                                   ---------           ------
Total options outstanding at April 30, 1996            -                  -

Initial stock option grants                         17,500             $11.82
Annual stock option grants                           8,750             $11.80
                                                    ------
Total options outstanding at April 30, 1997         26,250

Initial stock option grants                          5,000         $11.82 - $21.01
Annual stock option grants                          12,500             $19.98
Total options exercised                             (3,750)        $11.80 - $11.82
                                                    ------
Total options outstanding at April 30, 1998         40,000         $11.80 - $21.01
                                                    ======


Shares reserved for future issuance at April 30, 1998 are comprised of the following:

Shares issuable upon exercise of stock options under the
 Company's Non-Employee Director Stock Option Plan                   71,250
Shares issuable under the Company's Non-Employee
 Director Stock Compensation Plan                                    34,873
Shares issuable upon excise of stock options under
 the Company's stock incentive plan                                 227,412
Shares issuable under the Company's stock grant incentive plan        9,100
                                                                    -------
                                                                    342,635
                                                                    =======


In accordance with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended April 30, 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:


                                            1998             1997

Net loss, as reported                    $(271,075)       $(376,862)
Net loss, pro forma                       (296,670)        (376,862)
Basic loss per share, as reported             (.26)            (.37)
Basic loss per share, pro forma               (.28)            (.37)
Diluted loss per share, as reported           (.26)            (.37)
Diluted loss per share, pro forma             (.28)            (.37)


The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended April 30, 1998; expected volatility of 18.6%; risk-free interest rate averaging 5.0%; and expected lives of 1.5 years.

9.  LONG-TERM DEBT:


Term loan, bank (a)                   $879,634
Installment loans, other                 5,549
                                      --------
                                       885,183
Less current portion                    46,471
                                      --------
                                      $838,712
                                      ========

(a)In March 1998, the Company exercised an option to modify the interest rate of its existing bank loan. The modified terms require monthly installment payments of $9,643, including interest at 8.45% per annum through September 2005 when the remaining unpaid principal of approximately $470,000 is payable. The loan provides for an adjustment to the fixed interest rate on every fifth anniversary based upon the U.S. Treasury note rate. The loan is secured by the assignment of rents and a first collateral mortgage on certain real estate. At April 30, 1998 the Company was in technical default of one its financial convenants on the loan. The Company has obtained a waiver of this covenant from the bank.

Annual maturities of long-term debt is as follows:

      Fiscal Years
         Ending
        April 30,            Amount
      ------------          --------
          1999              $ 46,471
          2000                47,129
          2001                49,761
          2002                54,195
          2003                59,025
       Thereafter            628,602
                            --------
                            $885,183
                            ========
10.  CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. The Company is affected by the economics of the Oil and the Citrus industries due to its investments therein. Management does not believe significant credit risk exists at April 30, 1998.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                               Years Ended
                                                APRIL 30,
                                            ------------------
                                            1998          1997
                                            ----          ----
Cash paid during the year for:
 Interest                                 $95,236       $103,290
                                          =======       ========
Income taxes                              $   -           $2,694
                                          =======       ========

12.  COMMITMENTS:

The Company has an employment agreement with an officer which expires in July 2002. The aggregate commitment for future salary, excluding bonuses, under the agreement is approximately $528,000. The Agreement provides for increases based upon annual cost-of-living increases plus certain benefits. The Agreement also provides for the payment of salary and benefits for a period of five years in the event of a change in corporate control, as defined.

The aggregate minimum commitment under this agreement is as follows:

       Fiscal Years
          Ending
         APRIL 30,          Amount
       ------------        --------
          1999             $124,000
          2000              124,000
          2001              124,000
          2002              124,000
          2003               32,000

In addition, upon termination of the officer for other than disablement or incapacitation, the agreement provides for the Company to pay the difference between the vested portion of accrued pension benefits to the officer as of the date of termination and the expected accrued pension benefits through the end of the officer's employment term. As of April 30, 1998 this difference approximates $239,000.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

CURRENT ASSETS AND CURRENT LIABILITIES:   The  carrying amount of cash, current
receivables and payables and certain other short term financial instruments approximate their fair value.

The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 1998, based upon an independent third party appraisal report, is approximately $6,400,000 based on the Company's ownership percentage.

The book value of the Company's long term debt, including the current portion, approximates its fair value.

14.  SUBSEQUENT EVENTS:

Subsequent to year end, the Company entered into two land leases. The first lease, for approximately 15 acres, extends for 11 years beginning on January 1, 1999, with an initial annual rent payment of $125,000. The second lease, for approximately 25 acres, is for 99 years beginning with commencement of construction, with an initial annual rent payment of approximately $500,000. Both leases provide for annual incremental increases.

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


PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  (a) The following table lists the name, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 1998 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.


Name & Principal Occupation or Employment                       Age       First Became a        Current Board
                                                                          Director              Term Expires
Dimitri P. Papadakos                                            53         1968 to 1976             1999
President, Treasurer, CEO and Director of the Company                         1992

Peter Pitsiokos                                                 38             ---
Vice President, Secretary & General Counsel of the Company

Josef Markowski                                                 46             ---
Vice President, Operations of the Company

Frank D'Alessandro                                              52             ---
Controller of the Company

Joseph L. Dorn                                                  83            1992                  1998
Former Secretary / Treasurer of the Company
Director of the Company

Robert H. Beyer                                                 65            1977                  1999
Sr. Inertial Guidance Engineer, Naval Air Systems Command
Director of the Company

Nicholas Goudes                                                 77            1992                  2000
Real Estate Investor
Director of the Company

Peter P. Papadakos                                              35            1993                  1999
Secretary / Treasurer and Director, Sa-Tu Corporation
Director of the Company

Stephen V. Maroney                                              56            1996                  1998
Consultant to the Company and Former President of Extebank
Director of the Company

John H. Marburger III                                           57            1996                  2000
Director of Brookhaven National Laboratory
Director of the Company

Philip F. Palmedo                                               64            1996                  1998
Chairman of International Resources Group
Director of the Company

Paul L. Lamb                                                    52            1997                  2000
Partner of Cahn, Wishod and Lamb, LLP
Director of the Company



   (b) Business Experience

   Dimitri P. Papadakos, age 53, was appointed to the Board of Directors on April 25, 1992. He was elected CEO and President on May 30, 1992. He is also President and Director of all the Company's subsidiaries. He was employed by Gyrodyne from 1972-1976 and served as Vice President of Flowerfield Properties, Inc. In 1981, he rejoined Gyrodyne Company as Director of Real Estate Operations. In 1983, he became Assistant Secretary of the Gyrodyne Company and in 1988 became Vice President. In April 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 was elected CEO and President. Mr. Papadakos holds graduate degrees in both business and communications from New York Institute of Technology.

   Peter Pitsiokos, age 38, was elected to serve as Vice President on November 28, 1992, and had served as Assistant Secretary and General Counsel since joining Gyrodyne Company of America, Inc. He has since become Secretary of the Company. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

   Josef Markowski, age 46 has been Vice President of Operations since October 26, 1995. Prior to joining the Company he was President of Logical Device Software (LDS), a company he started in 1988. LDS produced and marketed software programs for accounting and production control, and in addition wrote custom applications for a variety of fields. Mr. Markowski has substantial experience in manufacturing and holds a degree in Technical Electronics from the State University of New York at Farmingdale.

   Frank D'Alessandro, age 52, joined the Company in March, 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

   Joseph L. Dorn, age 83, Joined the Company in 1951 as Comptroller and in 1965 was elected Secretary and Assistant Treasurer. In April 1992 he was appointed to the Board of Directors of the Company and on May 30, 1992 he became Treasurer. Prior to joining Gyrodyne, Mr. Dorn worked for the Securities and Exchange Commission and the United States Navy Cost Office. Mr. Dorn is a Certified Public Accountant of the State of New York and is a graduate of Georgetown University. He retired from the Company in 1995.

   Robert Beyer, age 65, has been a Director of the company since November 28, 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

   Nicholas T. Goudes, age 77, was appointed to the Board of Directors on November 28, 1992. He was previously employed by Gyrodyne from 1950 to 1955 and served as a member of the finance committee. Between 1953 & 1957 he was a Director and Vice President of Flowerfield Realty, Inc. and Helicopter Securities, Inc. A Director and Secretary/Treasurer of Piedmont Enterprises, a recreational and food service company, Mr. Goudes has extensive experience in management and real estate operations. From 1987 to 1991 Mr. Goudes served as a Director of North Carolina State University Foundation.

   Peter P. Papadakos, age 35, was appointed to the Board of Directors on October 30, 1993, increasing the board to six members. Mr. Papadakos is the son of the late Chairman and founder of Gyrodyne Company of America, Inc. He currently resides in Reno, Nevada and is Secetary/Treasurer and Board member of the Sa-Tu Corporation of Nevada. He was previously employed by Gyrodyne Company of America from August 1986 thru July 1987 in the aerospace division. Mr. Peter Papadakos holds a Bachelor of Science degree from the University of Nevada at Reno.

   Stephen V. Maroney, age 56, was appointed to the Board of Directors on July 13, 1996. Mr. Maroney is the former President and Chief Operating Officer of Extebank, a billion dollar Long Island bank. Mr. Maroney's extensive community contacts and familiarity with Long Island real estate led to his engagement as a consultant by Gyrodyne. Mr. Maroney provides the Company with financial and operational support services and now spearheads the Company's introduction of its Master Plan.

   John H. Marburger III, age 57, was appointed to the Board of Directors on July 13, 1996. Mr. Marburger was the former President of the State University of New York at Stony Brook (SUNY). During his stewardship of the University, SUNY established itself as a class A research center generating a substantial portion of its operating funds from grants. In addition, Mr. Marburger's business community outreach programs resulted in the creation of a high-tech business incubator and numerous collaborative programs. He is currently the Director of the Brookhaven National Laboratory as well as the President of Brookhaven Science Associates. He has a Ph.D. in Applied Physics from Stanford University.

   Philip F. Palmedo, age 64, was appointed to the Board of Directors on July 13, 1996, increasing the board to 9 members. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

   Paul L. Lamb, age 52, has been a Director since 1997. He is a founding partner in the law firm of Cahn, Wishod and Lamb; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

   (c) Compliance with Section 16(a) of the Exchange Act
   A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 1998. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 P.V. failed to file timely reports.

ITEM 10 EXECUTIVE COMPENSATION

   (a) Executive Compensation
   During the fiscal year ended April 30, 1998 two Directors or Officers received remuneration in excess of $100,000 in such capacity.


                                           SUMMARY COMPENSATION TABLE
                                               Annual Compensation
                                                                              Long term Compensation      Pay
                                           Annual Compensation                      Awards                outs
                                    ----------------------------------     ----------------------------  ------    -----------
    Name and                           Salary    Bonus     Other Annual     Restricted    Securities      LTIP     All Other
Principal Position           Year       ($)      ($)       Compensation       stock       Underlying      Payout   Compensation
                                                               ($)            award ($)   Options/LSARs     ($)
---------------------       -----    --------    -----     ------------     -----------   -----------     ------   ------------
Dimitri P. Papadakos         1998     123,312      0         60,239(A)          0            23,350          0            0
President & CEO              1997     118,379      0           (A)              0               0            0            0

Stephen V. Maroney           1998      80,000      0         60,500(B)          0             4,250          0            0
Dir.of Real Estate Devlp     1997      72,308      0         43,255(B)          0             3,750          0            0



   (A) The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits. The 1998 "Other Annual Compensation" represents the difference between the fair market value and the option price on the date of grant for 7,157 shares exercised.

   (B) Pursuant to his Consulting Agreement with the Company, Mr. Maroney received stock payments in lieu of cash with a fair market value of $45,000 in FY98 and $34,500 in FY97. Mr. Maroney also received shares for his services as Company Director with a fair market value of $15,500 in FY98 and $8,755 in FY97.


                                OPTIONS/LSAR GRANTS IN FISCAL YEAR

                                    Number of         % of Total
                                   Options/LSARs      Options/LSAR      Exercise      Expiration
           NAME                       Granted           Granted          Price           Date
-----------------------------      -------------      ------------      --------      ----------
Dimitri P. Papadakos, (CEO)           14,600              42%           $17.256        7/19/02
Stephen V. Maroney - Director          3,000               9%           $17.256        7/19/02



                          AGGREGATED OPTION/LSAR EXERCISED IN LAST FISCAL YEAR
                                    AND FY-END OPTION/LSAR VALUES

                                                                    Number of Securities            Value of Unexercised
                                                                   Underlying Unexercised              In-the-Money
                                    Shares                           Options/LSAR's at               Options/LSAR's at
                                  Acquired on       Value             April 30, 1998                 April 30, 1998 ($)
           NAME                    Exercise        Realized       Exercisable/Unexercisable      Exercisable/Unexercisable
--------------------------        -----------     ---------       -------------------------      -------------------------
Dimitri P. Papadakos (CEO)          7,157          $60,239              9,375/28,350                  $70,781/$93,748
Stephen V. Maroney - Director         -                -                3,750/4,250                   $32,575/$10,388


   (b) Compensation of Directors

   In calendar year 1997, each Director was entitled to receive a fee of $7,500 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended. All compensation was paid in stock. For the calendar year 1997, 5,458 shares of stock were issued in January 1998. Reimbursement for travel and Company business related expenses will continue to be paid in cash.. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

   (c) Employment Contracts

   (c-1) On July 15, 1993 effective as of June 28, 1993, the Board of Directors by their compensation committee entered into a restrictive five year employment contract with Dimitri P. Papadakos as President and CEO, at a salary of $110,000 per year subject to a minimum annual cost-of-living increase commencing July 1, 1994 based on the Consumer Price Index in effect for the month of May preceding the July 1 in question for all Urban Consumers for the New York, New York and Northeastern New Jersey Region (all items) published by the Bureau of Labor Statistics, United States Department of Labor. He will be eligible for all benefits offered to other executive employees. The company is providing a $1,000,000 24-hour worldwide travel accident policy and a $250,000 group travel accident policy with his estate as beneficiary. The company will also provide the employee with an automobile and will cover all operating costs associated therewith. The contract also contains a provision not to compete during the term of the contract or for a period of two years following termination. In case of employee's death or total incapacitation during the contract period, the contract provides for compensation to continue for the unexpired term of the employment period or any renewal period. In case of termination as a result of change in control, merger, change in make-up of Board of Directors or discharge of employee by company for any reason other than death or incapacitation, his salary and all other ancillary benefits to which the employee is entitled, shall be paid for a period of five full years to the employee or in case of death, to his estate. During Fiscal Year 1998 Mr. Papadakos received an annual increase of $5,200 bringing his annual salary to $124,212.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The following table sets forth as of June 6, 1998 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 P.V., its only equity security.

                                         TYPE OF           NUMBER OF     PERCENT OF
         NAME AND ADDRESS               OWNERSHIP        SHARES OWNED    CLASS
---------------------------         -------------     ---------------    ----------
Gyrodyne Company of America,
Inc.                                   Beneficial            78,346           7.38
St. James, NY  11780(aa)

Polk Bros. Foundation
420 No. Wabash Ave
Chicago, IL 60611                      Beneficial            62,648           5.90

Estate of Peter J. Papadakos
c/o Chase Manhattan Bank,
NA(TTEE)
1211 Ave of the Americas               Beneficial           362,668          34.15
New York, NY  10036


     (aa) As Gyrodyne has the authority to direct the Chase Manhattan Bank & Trust Co., the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America,Inc. has been listed above as the beneficial owner of the 78,346 shares held by the Chase Manhattan Bank and Trust Co. as Trustee for the Gyrodyne Pension Fund.

   (b) In addition, the following table as of June 6, 1998includes the outstanding voting securities beneficially owned by the executive officers and the directors, and the number of shares owned by directors and executive officers as a group.

      Name & Principal Occupation or          Shares of                    Pct. of
                Employment                      stock                   Common Stock
                                            Beneficially                    Owned
                                                Owned
--------------------------------------     -------------   -------   ----------------
Dimitri P. Papadakos                           26,890          (A)          2.50
President, Treasurer, CEO and Director
of the Company

Peter Pitsiokos                                 4,613          (D)           (B)
Vice President, Secretary & General
Counsel of the Company

Josef Markowski                                   203                        (B)
Vice President, Operations

Joseph L. Dorn                                 10,594                        (B)
Director of the Company

Robert H. Beyer                                 4,462          (C)           (B)
Director of the Company

Nicholas Goudes                                 6,564                        (B)
Owner and Operator of Sharon View
Country Club
Director of the Company

Peter P. Papadakos                              9,530          (E)           (B)
Secretary/Treasurer Sa-Tu Corporation
Director of the Company

Stephen V. Maroney                              9,043                        (B)
Consultant to the Company and Former
President of Extebank
Director of the Company

John H. Marburger III                           1,695                        (B)
Director of Brookhaven National
Laboratory
Director of the Company

Philip F.Palmedo                                5,427                        (B)
Chairman of International Resources
Group
Director of the Company

Paul L. Lamb                                    1,063                        (B)
Partner of Cahn, Wishod and Lamb
Director of the Company

All Directors and Executive
Officers as a Group (11 persons)               80,084                       7.54


(A) Does not include his wife's and adult children's ownership of 12,291 Shares in which he denies beneficial interest.
(B)  Less than 1%.
(C) Does not include his wife's ownership of 1,638 shares in which he denies any beneficial interest.
(D) Does not include wife's and minor children's ownership of 447 shares in which he denies any beneficial interest.
(E) Does not include wife's ownership of 14 shares in which he denies any beneficial interest.


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

   (c) Indebtedness of Management
       No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

ITEM 13 EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements
    (1) Independent Auditors' Reports
    (2) Consolidated Balance Sheet April 30,1998
    (3) Consolidated Statements of Operations for the Two Years
        Ended April 30, 1998 and April 30,1997
    (4) Consolidated Statement of Stockholder's Equity for the
        Two Years Ended April 30, 1998 and April 30, 1997
    (5) Consolidated Statements of Cash Flows for the Two
       Years Ended April 30, 1998 and April 30, 1997
    (6) Notes to Consolidated Financial Statements
    (7) Schedules
        (a) The information required by the following schedules has been included in the financial statements, is not applicable, or not required.
            Schedule I, II, III, IV, V,VI, VII, VIII, IX, X, XI, X11 and XIII.
        (b) Reports on Form 8-K
            None
        (c) Exhibits
            None




              SIGNATURES

     Pursuant to the requirements of
     Section 13 or 15 (d) of the
     Securities Exchange Act of 1934, the
     Registrant has duly caused this
     Report to be signed on its behalf by
     the undersigned, thereunto duly
     authorized.

  GYRODYNE COMPANY OF AMERICA, INC.

SGD/ Dimitri P. Papadakos
---------------------------------
Dimitri P. Papadakos, President,
Treasurer, Director and Principal Executive Officer
Date: July 28, 1998

SGD/ Frank D'Alessandro
------------------------------
Frank D'Alessandro, Controller
Date:  July 28, 1998


         ********************
     Pursuant to the requirements of the
     Securities Exchange Act of 1934,
     this report has been signed below by
     the following on behalf of the
     Registrant and in the capacities and
     on the dates indicated.


SGD/ John H. Marburger III
-------------------------------
John H. Marburger III, Director
Date: July 28, 1998

SGD/ Philip F. Palmedo
----------------------------
Philip F. Palmedo, Director,
Date:  July 28, 1998

SGD/ Stephen V. Maroney
----------------------------
Stephen V. Maroney, Director
Date:  July 28, 1998