Form 10QSB
period 1998-07-31
GYRODYNE COMPANY OF AMERICA INC
filed 1998-09-14
CIK 44689

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to __________

Commission file number 0-1684

GYRODYNE COMPANY OF AMERICA, INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK
11-1688021
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes.. No..

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,064,535 COMMON
$1 P.V. AS OF JULY 31, 1998

INDEX TO QUARTERLY REPORT
QUARTER ENDED JULY 31, 1998

Form 10-QSB Cover
Index to Form 10-QSB
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Footnotes to Financial Statements
Management's Discussion and Analysis or Plan of Operation
Part II - Other Information
Signatures

GYRODYNE COMPANY OF AMERICA, INC. 10-QSB
AND SUBSIDIARIES Part 1
CONSOLIDATED BALANCE SHEET Item 1 (a) (1)
(UNAUDITED)

                                                             July 31,
                                                              1998

ASSETS                                                       (NOTE 1)
CURRENT ASSETS:
Cash and cash equivalents                                      $660,148
Accounts receivable, less allowance for
doubtful accounts of $12,000  (Note 3)                           76,414
Prepaid expenses and other current assets                       185,517
Deferred income taxes                                           173,000
                                                            -----------
Total current assets                                          1,095,079

INVESTMENT IN CITRUS GROVE PARTNERSHIP                        1,585,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                    2,818,778
PREPAID PENSION COSTS (Note 2)                                1,562,888
OTHER ASSETS                                                     26,598
                                                            -----------
TOTAL ASSETS                                                 $7,088,447
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                          $442,152
Current portion of long term debt (Note 6)                       46,471
                                                            -----------
Total Current Liabilities                                       488,623
                                                            -----------

LONG TERM DEBT (Note 6)                                         826,870

DEFERRED INCOME TAXES                                           916,775

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 4,000,000 shares, 1,531,086 shares
issued at July 31, 1998 (including 466,551 shares
held in treasury)                                             1,531,086
Additional paid in Capital (Note 1)                           6,866,939
Deficit (Note 1)                                               (843,425)
                                                            -----------
                                                              7,554,600

Less cost of shares of common stock held in treasury         (2,698,421)
                                                            -----------
Total stockholders' equity                                    4,856,179
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $7,088,447
                                                            ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GYRODYNE COMPANY OF AMERICA, INC. 10-QSB
AND SUBSIDIARIES Part 1
CONSOLIDATED STATEMENTS OF OPERATIONS Item 1 (a) (2)
(UNAUDITED)

                                                       Three Months Ended
                                                    July 31,          July 31,

REVENUE:                                             1998               1997
Rental income                                      $526,377           $524,725
Aerospace income                                          0             40,000
                                                  ---------          ---------
Total Revenue from Operations                       526,377            564,725
                                                  ---------          ---------
COSTS AND EXPENSES:
Cost of maintaining rental property                 374,994            339,844
Aerospace expense                                    60,888             25,853
General and administrative (Note 2)                 214,601            322,162
                                                  ---------          ---------
Total costs and expenses                            650,483            687,859
                                                  ---------          ---------
GROSS OPERATING LOSS                               (124,106)          (123,134)
                                                  ---------          ---------
OTHER INCOME AND EXPENSES:
Gain on Oil and Gas Investment (Note 4)               8,022             12,505
Interest Income                                       7,497              8,410
Interest Expense                                    (18,738)           (25,195)
                                                  ---------          ---------
Total Other Income\(Expense)                         (3,219)            (4,280)
                                                  ---------          ---------

(LOSS) BEFORE INCOME TAXES                         (127,325)          (127,414)

Income tax Benefit                                  (50,225)           (53,139)
                                                  ---------          ---------
NET (LOSS)                                         ($77,100)          ($74,275)
                                                  =========          =========

NET LOSS PER COMMON SHARE:
BASIC                                                ($0.07)            ($0.07)
                                                  =========           ========
DILUTED                                              ($0.07)            ($0.07)
                                                  =========           ========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
BASIC                                             1,060,886          1,032,478
                                                  =========          =========
DILUTED                                           1,060,886          1,032,478
                                                  =========          =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GYRODYNE COMPANY OF AMERICA, INC. 10-QSB
AND SUBSIDIARIES Part 1
CONSOLIDATED STATEMENTS OF CASH FLOWS Item 1 (a) (3)
(UNAUDITED)

                                                                THREE MONTHS ENDED
                                                           JULY 31,              JULY 31,


                                                            1998                   1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                ($77,100)              ($74,275)
                                                          --------               --------
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation and amortization                               27,343                 27,142
Pension expense/(income)                                   (16,030)                25,000
Deferred income tax benefit                                 50,225                 53,139
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                         (6,529)                16,823
Prepaid expenses and other assets                          (94,092)              (160,334)
Other assets                                               (17,224)                 6,731
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                      (16,163)               (21,246)
                                                          --------               --------
Total adjustments                                          (72,470)               (52,745)
                                                          --------               --------
Net cash (used in) operating activities                   (149,570)              (127,020)
                                                          --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property, plant and equipment                  (96,506)               (18,305)
                                                          --------               --------
Net cash used in investment activities                     (96,506)               (18,305)
                                                          --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise                                       33,520                 36,127
Repayment of long term debt                                (11,842)               (19,187)
                                                          --------               --------
Net cash provided by financing activities                   21,678                 16,940
                                                          --------               --------

Net (decrease) in cash and cash equivalents               (224,398)              (128,385)
Cash and cash equivalents at beginning of period           884,546                909,010
                                                          --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $660,148               $780,625
                                                          ========               ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10-QSB

Part 1
Item 1 (a) (4)


FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited Consolidated Statements of Operations for the three month periods ended July 31, 1998 and July 31, 1997 and the Consolidated Balance Sheet as of July 31, 1998 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the three month periods ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. Pension income/(expense) is included in general and administrative expense. The application of FASB 87 resulted in the Company's recognition, on the basis of annual actuarial reports, of $16,030 of net periodic pension income for the three month period ended July 31, 1998 and $25,000 of net periodic pension expense for the comparable period in the prior year. The full year pension income for FY 1999 is estimated at $64,119 vs. pension expense of $123,081 recorded for FY 1998. This year's three month and full year projected income reflects current actuarial assumptions recognizing cash payouts to high benefit people and a shift in the actuarial mix.

3. As of July 31, 1998, $12,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the first quarter of FY 1999.

4. Proceeds from the sale of oil decreased in the current quarter as a result of a decline in oil prices from the previous year from approximately $19.53 a barrel to $13.22, a decrease of $6.31. Operating expenses decreased in the current quarter by $9,716 primarily as a result of prior year's nonrecurring repair costs on several wells in conjunction with reducing continuing maintenance costs. The effect on the Profit and Loss Statement is highlighted below

                                                   First Quarter Ended
                                                         July 31,

                                                  1998             1997
Sales of Oil                                    $33,606           $47,805
Operating expenses                               25,584            35,300
                                                -------           -------
INCOME FROM OPERATIONS                           $8,022           $12,505
                                                =======           =======

5. Property, Plant and Equipment increased $96,506 in the first three months primarily as a result of work-in-progress on the Master Plan and other capital projects.

10-QSB
Part 1
Item 1 (a) (4)


6. LONG-TERM DEBT:

Term loan, bank (a)                       $869,420
Installment loans, other                     3,921
                                          --------
                                           873,341
Less current portion                        46,471
                                          --------
                                          $826,870
                                          ========


(a) In March 1998, the Company exercised an option to modify the interest rate of its existing bank loan. The modified terms require monthly installment payments of $9,643, including interest at 8.45% per annum through September 2005 when the remaining unpaid principal of approximately $470,000 is payable. The loan provides for an adjustment to the fixed interest rate on every fifth anniversary based upon the U.S. Treasury note rate. The loan is secured by the assignment of rents and a first collateral mortgage on certain real estate.

Annual maturities of long-term debt are as follows:

Fiscal Years
   Ending
  APRIL 30,               AMOUNT
------------              ------
    1999                 $34,629
    2000                  47,129
    2001                  49,761
    2002                  54,195
    2003                  59,025
 Thereafter              628,602
                        --------
                        $873,341

10-QSB
Part 1
Item 2

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  NOT APPLICABLE

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 1, 1998 the Company announced the three year extension of its building lease with Carco Group, Inc. at Gyrodyne's Flowerfield business campus in Suffolk County, Long Island, New York. Carco, Gyrodyne's largest office tenant, will occupy approximately 35,000 square feet as a result of its fourth expansion in the past two years. The value of the pact is placed in excess of one million dollars. The privately held and rapidly growing Carco Group has two major divisions: one concentrates on servicing the auto insurance industry while the other, the research division, conducts background checks for businesses.

The Flowerfield business campus is home to more than 75 tenants who represent a cross section of technology, service and manufacturing sectors. The Company has promulgated a Master Plan for the mixed-use development of its 326 acre Flowerfield tract. Recent announcements include land leases with Trammel Crow Residential MidAtlantic/NE Properties, Inc. (TCR) for a luxury rental apartment complex and Marriott Senior Living Services (MSLS) for an Assisted Living facility.

Trammel Crow Residential is one of the nation's most highly regarded and active multifamily residential developers. The 500+ multifamily apartment project represents a two phase development calling for the construction of a luxury apartment community of approximately 250 units on twenty-five acres with an option for an additional 25 acres for a Phase II development. The Agreement to Lease specifies a 99-year ground lease which is conditioned upon the completion of a feasibility and due diligence period, closing on the Ground Lease which has been negotiated and commencement of construction by December 31, 2000.

Marriott Senior Living Services has a major presence in the nascent assisted living field. The proposed facility at Flowerfield is a 129 bed facility which will include an Alzheimer unit. Because of the modest footprint of the layout and the relatively benign environmental impacts, the Company is striving to fast track the MSLS project.

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

As noted in a prior report, the Company's northern boundary is located along an historic corridor. In order to minimize environmental impacts, generate revenues and maintain a green buffer, the Company entered into a lease on June 17, 1998 with MNM Camp Corporation d/b/a Flowerfield Country Day Camp for approximately 15 acres of Gyrodyne's Flowerfield property along New York State Route 25A. The salient terms of the agreement include a minimum aggregate rent of $2.7 million and a lease encompassing 11 camp seasons.
The lease provides for the Company to participate in camp revenues over and above targeted levels. Constructed by the Company, the camp is scheduled to commence operations in 1999. The facility will be comprised of a central activities and administration building, swimming pools, tennis courts and ball fields. The Company intends to utilize the summer camp acreage as a basis for requesting higher building densities on other portions of the Flowerfield property.

The first quarter also heralded the commencement of activities at the Lovin' Oven catering facility housed in a new 7,500 square foot building. Tenant financed, the new structure replaces a temporary structure which limited year-round use of the facilities. The new building is the result of the execution in FY98 of a 33 year land lease and parallel extension of the associated building lease. The overall facility encompasses approximately 25,000 square feet and is situated on 9 acres.

The Company's operating expenses for real estate operations were comparable for the first quarter. Timing differences in the recognition of construction deposits received in first quarter of FY98, with actual expenses recorded in the second quarter, gave the net appearance of lower expenses.

The outlook for the general real estate market on Long Island continues to indicate strength for the remainder of 1998. Unsettled financial markets, the turmoil in Washington and depressed world markets may unnerve investors thus dampening demand. Fortunately, there is still little speculative building on Long Island at this time leading to a conclusion that the realty market should continue to be robust for a while longer.

General and Administrative expense decreased by $107,500 over the prior corresponding period. Three factors contributed to the reduction. During FY98's first quarter, pension expense decreased over $41,000 from the prior year first quarter and the Company wrote off bad debts of approximately $34,200. In addition, increased activity on the Flowerfield Master Plan resulted in the capitalization of $18,700 for professional fees during the current quarter.

The long term prospects for the development of the Callery-Judge Grove remain excellent. Several factors are currently adversely affecting the present development efforts. There are jurisdictional disputes between various county and city agencies resolution of which hinges on the classification of the area surrounding the Grove: Is the area rural or suburban? The issue is important because there are different parameters for rural and suburban developments. Although the determination process may result in a protracted study period, it seems likely that a countywide study encompassing two additional large groves in the area will be necessary for the promulgation of a master development plan. Within that framework, each grove's individual development plan will be evaluated.

Unaudited figures, for the Grove as a whole, for the twelve months ended
June 30, 1998 show a loss on a consolidated basis of approximately 3.4 million dollars. Although the loss exceeded expectations, the numbers mask several positive trends. The financials reflect the net results of sharply increased citrus production attributable to culture care methods instituted last year, improved fruit quality, a reduction in new tree mortality, an increase in the number of productive trees per acre, and increased fruit yield per tree. Dramatically lower grapefruit prices were the countervailing negative in the earnings equation. Prospects for FY1999 are still clouded by weak pricing, turmoil in Asia and a glut of fruit.

There were no sales of aircraft or parts in the current period. Expenses increased $35,000 over last year representing efforts to develop a new composite blade for the Company's one-manned helicopter dubbed Y-RON. The development effort is on schedule with a sample blade having been produced during August. It is estimated that the cost of completing this project will result in additional expenses of $100,000.

The Company expects a substantial increase in aerospace revenue during the third quarter. As was stated in the year end report, a Letter of Intent was executed which provides for a change in the funding mechanism in Dornier's program with the German Ministry of Defense. Although some contract conditions have changed, the contract price of $2,000,000 for the Technology Data Package Transfer Agreement remains the same. In accordance with the latest schedule provided, the Company now anticipates receiving $760,000 by December 31, 1998.

Israel Aircraft Industries, Ltd. (IAI) extended its licensee agreement through November 1998. Work on the Hellstar platform for the Israeli Ministry of Defense is stalled for lack of funding. The Company does not expect any change in IAI's situation during the fiscal year.

The after tax loss for the quarters ending July 31, 1998 and July 31, 1997 essentially mirrored the same results. For the three month period ending July 31, 1998, the Company is reporting an after tax loss of ($77,100) or ($.07) per share as compared to an after tax loss of ($74,275) or ($.07) per share for the same period last year. Results from operations for the current quarter are not necessarily indicative of nor should they be used to project full year results.

PART II OTHER INFORMATION

Items 1 through 4 are not applicable to the May 1, 1998 through July 31, 1998 period.

ITEM 5. OTHER INFORMATION

At the June 6, 1998 Board of Directors meeting the Board of Directors selected October 30, 1998 at 11:30 AM, at the Company's Flowerfield Complex, as the time and site for the next Annual Meeting of Stockholders. In addition, the Board renewed the contract of Mr. Dimitri P. Papadakos for 5
(five) years along with an annual increase of $2,266.52.

As of July 20, 1998, Polk Bros. Foundation, Inc. reduced its total number of shares of Gyrodyne Common Stock to 43,648. This reduced number of shares lowered Polk Bros. market share from above 5% to 4.1%.

During the first quarter ended July 31, 1998, the Estate of Peter J. Papadakos distributed its 362,668 shares to various beneficiaries. As a result of this distribution, the following persons are now beneficial owners of more than 5% of the Company's Common Stock $1 PV as follows:

1. Catherine Papadakos - Beneficial owner of 116,639 shares with an approximate 11% ownership.

2. Peter P. Papadakos - Beneficial owner of 95,530 shares with an approximate 9% ownership.

ITEM 6. Exhibits and Reports on Form 8-K
(a) Exhibits required - None
(b) Reports on Form 8-K - None were filed by the company for the first quarter of FY 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(REGISTRANT)

Date:  September 14, 1998        SGD/ DIMITRI P. PAPADAKOS
                                 Dimitri P. Papadakos
                                 President, Treasurer and Principal Executive
                                 Officer

Date:  September 14, 1998        SGD/ FRANK D'ALESSANDRO
                                 Frank D'Alessandro
                                 Controller