Form 10QSB
period 1998-10-31
GYRODYNE COMPANY OF AMERICA INC
filed 1998-12-15
CIK 44689

US Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended OCTOBER 31, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,076,788 COMMON $1 P.V. AS OF DECEMBER 15, 1998

INDEX TO QUARTERLY REPORT QUARTER ENDED OCTOBER 31, 1998

Form 10-QSB Cover
Index to Form 10-QSB
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Footnotes to Financial Statements
Management's Discussion and Analysis or Plan of Operation
Part II - Other Information
Signatures


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                     October 31,
                                                                        1998
ASSETS                                                                (NOTE 1)
CURRENT ASSETS:
Cash and cash equivalents                                           $  629,211
Accounts receivable, less allowance for
doubtful accounts of $12,000 (Note 3)                                  157,523
Prepaid expenses and other current assets                               57,204
Deferred income taxes                                                  173,000
                                                                    ----------
Total current assets                                                 1,016,938

INVESTMENT IN CITRUS GROVE PARTNERSHIP                               1,585,104
PROPERTY, PLANT AND EQUIPMENT-NET (Note 5)                           2,911,907
PREPAID PENSION COSTS (Note 2)                                       1,578,918
OTHER ASSETS                                                            24,565
                                                                    ----------
TOTAL ASSETS                                                        $7,117,432
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                 $418,223
Current portion of long term debt (Note 6)                              46,471
                                                                    ----------
Total Current Liabilities                                              464,694
                                                                    ----------

LONG TERM DEBT                                                         815,900

DEFERRED INCOME TAXES                                                  878,968

STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 4,000,000 shares, 1,531,086 shares
issued at October 31, 1998 (including 456,725 shares
held in treasury)                                                    1,531,086
Additional paid in capital (Note 1)                                  7,009,565
Deficit (Note 1)                                                      (941,889)
                                                                    ----------
                                                                     7,598,762

Less cost of shares of common stock
held in treasury                                                    (2,640,892)
                                                                    ----------
Total stockholders' equity                                           4,957,870
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $7,117,432

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Six Months Ended                   Three Months Ended
                                                       October 31,                        October 31,
REVENUE:                                           1998           1997                1998           1997
Rental income                                   $1,062,756       $1,049,323        $536,379        $524,598
Aerospace income                                         0           60,494               0          20,494
                                                ----------       ----------       ---------       ---------
Total Revenue from Operations                    1,062,756        1,109,817         536,379         545,092
                                                ----------       ----------       ---------       ---------
COSTS AND EXPENSES:
Cost of maintaining rental property                610,853          664,400         235,859         324,556
Aerospace expense (Note 7)                          59,291           63,520          36,740          37,667
General and administrative (Note 2)                485,658          650,468         271,056         328,306
Aerospace research and development (Note 7)        114,864                0          76,528               0
                                                ----------       ----------       ---------       ---------
Total costs and expenses                         1,270,666        1,378,388         620,183         690,529
                                                ----------       ----------       ---------       ---------
LOSS FROM OPERATIONS                              (207,910)        (268,571)        (83,804)       (145,437)
                                                ----------       ----------       ---------       ---------

OTHER INCOME AND EXPENSES:
Gain on Oil and Gas Investment (Note 4)             15,297           27,199           7,275          14,694
Interest Income                                     13,789           16,355           6,292           7,945
Interest Expense                                   (37,523)         (50,253)        (18,785)        (25,058)
                                                ----------       ----------       ---------       ---------
Total Other Income/(Expense)                        (8,437)          (6,699)         (5,218)         (2,419)
                                                ----------       ----------       ---------       ---------

(LOSS) BEFORE INCOME TAXES                        (216,347)        (275,270)        (89,022)       (147,856)

Income tax benefit                                 (85,826)        (110,108)        (35,601)        (56,969)
                                                ----------       ----------       ---------       ---------
NET (LOSS)                                       ($130,521)       ($165,162)       ($53,421)       ($90,887)
                                                ==========       ==========       =========       =========

NET LOSS PER COMMON SHARE:
Basic                                               ($0.12)          ($0.16)         ($0.05)         ($0.09)
                                                ==========       ==========       =========       =========
Diluted                                             ($0.12)          ($0.16)         ($0.05)         ($0.09)
                                                ==========       ==========       =========       =========

WEIGHTED AVG. NO. OF COMMON
SHARES OUTSTANDING:
Basic                                            1,066,046        1,036,592       1,071,207       1,040,705
                                                ==========       ==========       =========       =========
Diluted                                          1,066,046        1,036,592       1,071,207       1,040,705
                                                ==========       ==========       =========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               SIX MONTHS ENDED
                                                        OCTOBER 31,          OCTOBER 31,
                                                           1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                              ($130,521)           ($165,162)
                                                        ---------             --------
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization                              54,785               54,285
Pension expense/(income)                                  (32,060)              53,297
Deferred income tax benefit                               (86,856)                   0
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                       (87,638)              33,924
Prepaid expenses and other assets                          34,221             (141,199)
Other assets                                              (15,192)               2,043
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                      59,181              108,002
                                                        ---------             --------
Total adjustments                                         (73,559)             110,352
                                                        ---------             --------
Net cash (used in) operating activities                  (204,080)             (54,810)
                                                        ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property, plant and equipment                (217,077)             (81,712)
                                                        ---------             --------
Net cash (used in) investment activities                 (217,077)             (81,712)
                                                        ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt                               (22,811)             (38,013)
Stock option exercise                                     188,633               81,915
                                                        ---------             --------
Net cash provided by financing activities                 165,822               43,902
                                                        ---------             --------
Net (decrease) in cash and cash equivalents              (255,335)             (92,620)
Cash and cash equivalents at beginning of period          884,546              909,010
                                                        ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $629,211             $816,390
                                                        =========             ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The unaudited Consolidated Statements of Operations for the six month periods ended October 31, 1998 and October 31, 1997 and the Consolidated Balance Sheet as of October 31, 1998 reflect all adjustments which, in the opinion of Management, are necessary for the fair representation of results of such periods. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the six month periods ended October 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

   2. Pension income/(expense) is now included in general and administrative expense. Prior year numbers have been adjusted to reflect this change. The application of FASB 87 resulted in the Company's recognition, on the basis of annual actuarial reports, of $32,060 of net periodic pension income for the six month period ended October 31, 1998 and $53,297 of net periodic pension expense for the comparable period in the prior year. The full year pension income for FY 1999 is estimated at $64,119 vs. pension expense of $123,081 recorded for FY 1998. This year's six month and full year projected income reflects current actuarial assumptions recognizing cash payouts to high benefit people and a shift in the actuarial mix.

   3. At October 31, 1998, $12,000 had been provided as a reasonable reserve for uncollectible accounts receivable. This reserve has not changed during the second quarter of FY 1999.

   4. Proceeds from the sale of oil decreased in the current quarter as a result of a decline in oil prices from the previous year from approximately $18.69 a barrel to $12.84, a decrease of $5.85. Operating expenses decreased in the current quarter by $5,125 primarily as a result of prior year's nonrecurring repair costs on several wells in conjunction with reducing continuing maintenance costs. The effect on the Profit and Loss Statement is highlighted below:

                                    Six months ended               Second Quarter Ended
                                       October 31,                      October 31,
                                 1998              1997           1998              1997
Sales of Oil                    $68,956          $95,699         $35,350          $47,894
Operating expenses               53,659           68,500          28,075           33,200
                                -------          -------         -------          -------
INCOME FROM OPERATIONS          $15,297          $27,199          $7,275          $14,694
                                =======          =======         =======          =======

   5. Property, Plant and Equipment increased $217,077 in the first six months primarily as a result of work-in-progress on the Master Plan and other capital projects.

   6. LONG-TERM DEBT:

Term loan, bank (a)               $859,194
Installment loans, other             3,177
                                  --------
                                   862,371
Less current portion                46,471
                                  --------
                                  $815,900
                                  ========

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

Annual maturities of long-term debt are as follows:

               Fiscal Years
                  Ending
                APRIL 30,           AMOUNT
                   1999             $23,659
                   2000              47,129
                   2001              49,761
                   2002              54,195
                   2003              59,025
               Thereafter           628,602
                                   --------
                                   $862,371
                                   ========

   7. AEROSPACE RESEARCH AND DEVELOPMENT - In the second quarter of the current fiscal year, Gyrodyne reclassified its first quarter development costs for the YRON blade out of aerospace expense and into aerospace research and development. This decision was made to isolate development costs as well as to prevent distortion of recurring aerospace expenses. These expenses are now in line with each other for the six months ended 10/31/98 to 10/31/97.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A) NOT APPLICABLE

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   After the current quarter's close in November, 1998, Gyrodyne completed the first phase of its Technology Transfer Agreement (TTA) with Dornier GmbH of Friedrichshafen, Germany. The Company delivered plans and specifications for evaluation for its remotely piloted helicopters and received an initial payment of $760,000. This income will be applied to the "Consolidated Statements of Operations" in the third quarter.

   The overall TTA pact is valued at $2,000,000 plus royalties, and the Company will continue to provide technical support for the balance of the evaluation phase of the program. The Technology Transfer Agreement is based on Gyrodyne's model QH-50C/D remotely piloted coaxial rotor system which was developed and deployed by the U.S. Navy. The procurement by the Navy of the QH-50 remains the largest drone helicopter order ever recorded.

   There were no sales of aircraft or parts in the current quarter.
   Aerospace expenses dipped slightly versus the same six month period in FY98. A separate financial statement line item was created to record expenses related to the development of a new composite rotor blade for the Company's YRON one-manned helicopter. The Company has manufactured a prototype set of blades and has successfully logged over 25 hours of whirl test time. These proof of concept blades will be integrated into the one-manned helicopter assets. Due to liability exposure in the general aviation category, the Company is considering selling the Gyrodyne Rotorcycle Company, Inc. subsidiary. The close-out of the YRON blade effort will begin upon completion of the 35 hour whirl test program and final acceptance of the blade tooling. Total cost attributable to the blade program is approximately $150,000. The Company had determined at the inception of the blade program that the incorporation of a proof of concept blade was required to either enter a joint development venture or make the YRON hardware inventory and engineering package marketable to a prospective purchaser.

   During the current period, extensive progress was recorded in several real estate study areas including: archeological, environmental, and ecological. An archeological report was issued on approximately 30% of the Brookhaven acreage of 182 acres. The initial area surveyed included both the Trammel Crow Residential MidAtlantic/NE Properties, Inc. and the Marriott Senior Living Services sites. There were no significant findings that could hamper or alter development plans. An updated Phase I environmental assessment for the entire 326 acre Flowerfield tract was completed. There were no significant adverse findings. An ecological report on the 182 acre Brookhaven portion of Flowerfield was completed. There were no significant findings that could hamper or alter development plans.

   As indicated in the annual report, the Company is estimating a cost of $1,000,000 for the next phase of the Master Plan submittal which includes the above cited studies. To date in fiscal year 1999, approximately $250,000 of Master Plan expenses have been incurred. In addition, the Company has applied to the Towns of Smithtown and Brookhaven for permits with respect to realignment of roads and minor site work. It is anticipated that these current issues will be resolved during the third or fourth fiscal quarter.

   After assessing all proposed infrastructure improvement costs envisioned in the Flowerfield Master Plan Development, the Company has elected to finance the purchase of heavy equipment which will be utilized to reduce construction costs. The residual value of the construction equipment along with anticipated savings provide a substantial safety net for this strategy.

   The Company's gross operating margin for real estate operations improved during the first half ended October 31, 1998. Although timing differences affected quarterly results, the recognition of tenant apportionable construction charges accounted for the decrease in expense. In addition, G&A expenses were noticeably lower reflecting a swing from expense to income in the pension plan.

   Unsettled financial markets, the turmoil in Washington and depressed world markets may unnerve investors thus dampening demand for financial instruments. During the second quarter, a flight to liquidity following the hammering of equities temporarily pumped up the bond market. Equities have rebounded sharply, albeit unevenly, since the sell off with debt instruments settling into a narrower trading band. The net result has been a drying-up of REIT money which is beginning to show some tangible adverse effects in certain building categories. At this time, speculative building on Long Island is isolated indicating that the real estate market may continue to remain healthy.

   Although reduced from FY98 year end balances, the Company's cash reserves are adequate for ongoing operations and cash dependent development expenses. The Current and Quick ratios exceeded 2.0 at October 31, 1998. As noted earlier, the Company received a $760,000 cash payment in November 1998 from helicopter licensee Dornier GmbH which will substantially bolster the January 31, 1999 financial ratio figures.

   For the six month period and the quarter ending October 31, 1998, the Company is reporting an after tax loss of $130,521 or $0.12 per share and $53,421 or $.05 per share, respectively. This compares to a loss of $165,162 or $.16 per share and $90,887 or $.09 per share for the prior periods. Results for the current period are not necessarily indicative of nor should they be used to project full year results.

PART II OTHER INFORMATION

   Items 1 through 4 are not applicable to the August 1, 1998 through October 31, 1998 period.

   ITEM 5. OTHER INFORMATION

   The following Directors: Robert F. Friemann, Stephen V. Maroney and
   Philip F. Palmedo were elected at the Annual Meeting of Stockholders on October 30, 1998 held at the Company's Flowerfield Complex. Their terms will expire at the Shareholders meeting in the year 2001. In addition, the stockholders approved the following amendments and propositions:
   To ratify the engagement of Holtz Rubenstein & Company, LLP as independent auditors for Fiscal Year 1999.

   6. Exhibits and Reports on Form 8-K
       (a) Exhibits required - None
       (b) Reports on Form 8-K - None were filed by the Company for the second quarter of FY 1999

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   GYRODYNE COMPANY OF AMERICA, INC.
   (REGISTRANT)

   Date:  December 15, 1998          SGD/DIMITRI P.PAPADAKOS
                                     Dimitri P. Papadakos
                                     President, Treasurer and Principal
                                     Executive Officer

   Date:  December 15, 1998          SGD/FRANK D'ALESSANDRO
                                     Frank D'Alessandro
                                     Controller