Form 10QSB
period 1999-01-31
GYRODYNE COMPANY OF AMERICA INC
filed 1999-03-17
CIK 44689

US Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,086,989 COMMON $1 P.V. AS OF MARCH 1, 1999

INDEX TO QUARTERLY REPORT
QUARTER ENDED JANUARY 31, 1999

Form 10-QSB Cover
Index to Form 10-QSB
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Footnotes to Financial Statements
Management's Discussion and Analysis or Plan of Operation
Part II - Other Information
Signatures

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
UNAUDITED)

10QSB
Part 1
Item 1 (a) (1)

                                                            January 31, 1999
ASSETS                                                      (NOTE 1)

CURRENT ASSETS:
Cash and cash equivalents                                   $1,142,194
Accounts receivable, less allowance for
doubtful accounts of $15,000                                    71,248
Prepaid expenses and other current assets                      157,604
                                                            ----------
Total current assets                                         1,371,046

INVESTMENT IN CITRUS GROVE PARTNERSHIP                       1,585,104
PROPERTY, PLANT AND EQUIPMENT-NET                            3,168,905
PREPAID PENSION COSTS                                        1,594,947
OTHER ASSETS                                                    23,861
                                                            ----------
TOTAL ASSETS                                                $7,743,863
                                                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                         $325,248
Loans payable - short term portion                              46,471
                                                            ----------
Total Current Liabilities                                      371,719
                                                            ==========

LONG TERM DEBT                                                 804,393

DEFERRED INCOME TAXES                                          987,053
STOCKHOLDERS' EQUITY:
Common stock, par value $1 per share
authorized 4,000,000 shares, 1,531,086 shares
issued at  January 31, 1999 (including 444,097 shares
held in treasury)                                            1,531,086
Additional paid in capital                                   7,136,208
Deficit                                                       (518,315)
                                                            ----------
                                                             8,148,979

Less cost of shares of common stock held in treasury        (2,568,281)
                                                            ----------
Total stockholders' equity                                   5,580,698
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   $7,743,863
                                                            ==========

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

10-QSB
Part 1
Item 1 (a) (2)

                                                        Nine Months Ended                Three Months Ended
                                                            January 31,                      January 31,
REVENUE:                                              1999               1998               1999               1998
Rental income                                      $1,614,760         $1,579,230           $552,004            $529,907
  Aerospace income                                    760,000            110,494            760,000              50,000
                                                   ----------         ----------         ----------            --------
  Total Revenue from Operations                     2,374,760          1,689,724         $1,312,004             579,907
                                                   ----------         ----------         ----------            --------
  COSTS AND EXPENSES:
  Cost of maintaining rental property                 927,506            985,079            316,653             320,679
  Aerospace expense                                    95,908             93,938             36,617              30,418
  General and administrative                          723,554            880,567            237,896             230,099
  Aerospace research and development                  125,315                  0             10,451                   0
                                                   ----------         ----------         ----------            --------
  Total costs and expenses                          1,872,283          1,959,584            601,617             581,196
                                                   ----------         ----------         ----------            --------
  OPERATING MARGIN                                    502,477          (269,860)            710,387             (1,289)

  OTHER INCOME AND (EXPENSES):
  Gain on Oil and Gas Investment                       20,477             57,214              5,180              30,015
  Interest Income                                      22,908             24,227              9,119               7,872
  Interest Expense                                    (56,182)           (74,729)           (18,659)            (24,476)
                                                   ----------         ----------         ----------            --------
  Total Other Income/(Expense)                        (12,797)             6,712             (4,360)             13,411
                                                   ----------         ----------         ----------            --------
  Income /(Loss) before income taxes                  489,680           (263,148)           706,027              12,122

  Income tax (benefit) provision                      196,627           (104,488)           282,453               5,620
                                                   ----------         ----------         ----------            --------
  NET INCOME/(LOSS)                                  $293,053          ($158,660)          $423,574              $6,502
                                                   ==========         ==========         ==========            ========
  NET INCOME (LOSS) PER COMMON
  SHARE:
    BASIC                                                $.27             ($0.15)              $.39                $.01
                                                   ==========         ==========         ==========            ========
    DILUTED                                              $.27             ($0.15)              $.39                $.01
                                                   ==========         ==========         ==========            ========

  WEIGHTED AVG. NO. OF COMMON
  SHARES OUTSTANDING:
    BASIC                                           1,070,280          1,040,634          1,078,155           1,047,323
                                                   ==========         ==========         ==========           =========
    DILUTED                                         1,074,540          1,045,720          1,090,936           1,062,583
                                                   ==========         ==========         ==========           =========

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

10-QSB
Part 1
Item 1 (a) (3)


                                                         NINE MONTHS ENDED         NINE MONTHS ENDED
                                                             JANUARY 31,               JANUARY 31,
                                                                1999                       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $293,053                  ($158,660)
                                                            ----------                 ----------
Adjustments to reconcile net income (loss) to net
cash provided by/(used in) operating activities:
  Depreciation and amortization                                 84,799                     81,428
  Deferred income tax (benefit)                                194,230                   (104,488)
  Pension (income) expense                                     (48,089)                    88,189
  Non cash compensation                                        387,888                    380,068
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                           (1,363)                    32,929
  Prepaid expenses and other assets                            (66,179)                  (150,877)
  Other assets                                                 (14,487)                     4,330
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                        (33,795)                   (60,083)
                                                            ----------                 ----------
Total adjustments                                              503,004                    271,496
                                                            ----------                 ----------
Net cash provided by/(used in) operating activities            796,057                    112,836
                                                            ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property, plant and equipment                     (504,090)                  (209,884)
                                                            ----------                 ----------
Net cash (used in) investment activities                      (504,090)                  (209,884)
                                                            ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt                                    (34,319)                   (56,896)
                                                            ----------                 ----------
Net cash (used in) financing activities                        (34,319)                   (56,896)
                                                            ----------                 ----------

Net increase (decrease) in cash and cash equivalents           257,648                   (153,944)
Cash and cash equivalents at beginning of period               884,546                    909,010
                                                            ----------                 ----------
Cash and cash equivalents at end of period                  $1,142,194                   $755,066
                                                            ==========                 ==========


See notes to consolidated financial statements

10-QSB
Part 1
Item 1 (a) (4)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of April 30, 1998.

The results of operations for the three and nine-month periods ended January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.  Earnings Per Share:

Basic earnings per common share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares.

Net earnings for basic and dilutive computations were equivalent for all periods presented. The following is a reconciliation of the weighted average shares:

                                              Nine months ended                   Three Months Ended
                                                  January 31,                         January 31,
                                            1999              1998              1999              1998
Basic                                    1,070,280          1,040,634         1,078,155        1,047,323
Effect of dilutive securities                4,260              5,086            12,781           15,260
Diluted                                  1,074,540          1,045,720         1,090,936        1,062,583


4.  Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5.  Research and Development:

Research and development costs, consisting of salaries and materials related to the development of a YRON blade, are expensed as incurred.

10-QSB
Part 1
Item 2

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income after tax amounted to $423,574 for the quarter and $293,053 for the nine months ending January 31, 1999. On a per share basis, earnings amount to $.39 and $.27, respectively. The major contributing factor for these results was the November receipt of the initial installment of $760,000 in connection with the Company's Technology Transfer Agreement with Dornier GmbH of Germany. As previously reported, this Agreement is valued at $2,000,000 plus potential royalties and requires that we provide continued technical support throughout the remainder of the evaluation phase which is now anticipated to conclude on December 31, 2000.

This payment has served to bolster the Company's cash position and had the related positive impact to the current and quick balance sheet ratios which were 3.69 and 3.26, respectively, as of January 31, 1999.


On a comparative basis for the nine months ending January 31, 1999, after tax income amounted to $293,053 compared to a loss of $158,660 for the same period last year, an improvement of $451,713. Translating those results of operations to earnings per share, the Company generated $.27 in 1999 versus a loss of $0.15 in 1998. Although the nonrecurring payment from Dornier GmbH was the major catalyst for the improved earnings, other factors contributed as well. Rental income increased $35,530 and was complemented by reductions in both the cost of maintaining the property totaling $57,573 and $157,013 in general and administrative expenses which were primarily a result of pension income of $48,089 for the nine months ended vs. pension expense of $88,189 for the same period last year. The total cost reduction was $136,278. As previously reported, a separate line item was established earlier this year to capture aerospace research and development costs which amounted to $125,315 for the nine months ending January 31, 1999. Standard aerospace expenses increased slightly by $1,970 during the same period.
Other income and expenses reflected a continuing decline in earnings from the Company's oil and gas investments totaling $36,737 which was somewhat offset by a reduction of $18,547 in interest expense primarily due to restructuring existing debt.

Also reflecting the impact of the Dornier payment, net income for the quarter ending January 31, 1999 amounted to $423,574 compared to $6,502 for the same period last year. Earnings per share were $.39 versus $.01, respectively. With the exception of general and administrative expenses which increased by $7,797, similar trends to those experienced in the nine month period also occurred during the quarter ending January 31, 1999 when compared to the same period in 1998. Rental income increased by $22,097 while the cost of maintaining the property declined slightly by $4,026. Aerospace expense and the related research and development costs increased by $6,199 and $10,451, respectively. For the quarter, earnings from oil and gas investments showed a more dramatic decline of $24,835 while a decrease in interest expense coupled with an increase in interest income accounted for a $7,064 improvement.

Work continues on the Master Plan for the development of the Company's Flowerfield property on Long Island. As indicated in prior reports, various impact studies have been completed in preparation for the pre submittal stage of the filing process to rezone Flowerfield for a mixed use build-out. Site plan meetings with Trammel Crow Residential MidAtlantic/NE Properties, Inc. have continued to take place on an ongoing basis. In addition, a rezoning application for the Marriott Senior Living Services project including the requisite impact studies was formally filed with the Town of Brookhaven on February 18, 1999. That application included the relocation of our Stony Brook Road entrance to Flowerfield which was incorporated as an improved site line for north/southbound traffic.

Engineering drawings have been completed on the proposed Route 25A entry to the summer day camp and represents the final requirement for site plan submission to the Town of Smithtown.

A preliminary draft of a sewer treatment plant with a capacity of 500,000 gallons per day to service the Flowerfield property was recently reviewed with the appropriate regulatory authorities. The Company has also had substantive discussions and gained initial governmental support for the establishment of a separate Flowerfield sewer district for the portion of the property (182 acres) which lies in the Town of Brookhaven. This should pave the way for more efficient and economical funding.

Expenses associated with the development of the Master Plan amounted to $414,238 during the first nine months of fiscal 1999.

The Company's limited partnership position in the Callery Judge Grove remains at the 12.74% level. Recent developments indicate a serious threat in the form of Asian Strain Citrus Canker infestation which has been detected in the general area of the Grove. According to a memorandum from the Grove manager, this infestation could have a substantial financial impact on the Grove operation and might ultimately lead to destroying any effected trees thereby creating a need for a costly replanting.

As previously noted in this and other reports, the services of various professionals and organizations have been and continue to be required for the development of the Flowerfield Master Plan. Some have elected to receive a portion of their payment in the form of Gyrodyne Common Stock. The result of this arrangement, which allows the Company to preserve cash, and other contributing factors has created a total dilution of 9.6% and 6.6% at January 31, 1999 and 1998, respectively.

The results of operations for both the nine month period and the quarter ending January 31, 1999 are not necessarily indicative of nor should they be used to project full year results.

Year 2000 Compliance:

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the "1998" would be represented by "98". These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

10-QSB
Part II
Item 1-6

Part II Other Information

Items 1 through 4 are not applicable to the November 1, 1998 through January 31, 1999 period.

Item 5. Other Information

On March 15,1999, Gyrodyne Company of America Inc. announced that Stephen V. Maroney was elected Chief Executive Officer, President and Treasurer of the Company. Mr. Maroney previously held the position of Managing Director of Real Estate Development and has been a member of the Board of Directors since 1996. Prior to joining the Company, he served as the president of Extebank.

Item 6. Exhibits and Reports on Form 8-K
  (a) Exhibits required - None
  (b) Reports on Form 8-K - None were filed by the Company for the third quarter of FY 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.
(Registrant)

Date:  March 17, 1999        SGD/STEPHEN V. MARONEY
                             Stephen V. Maroney
                             President, Chief Executive Officer and Treasurer

Date: March 17, 1999         SGD/FRANK D'ALESSANDRO
                             Frank D'Alessandro
                             Controller