Form 10KSB
period 1999-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 1999-07-29
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from.....................................to .............................................

Commission file number 0-1684

GYRODYNE COMPANY OF AMERICA, INC.
(Name of small business issuer in its charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)

11-1688021
(I.R.S. Employer Identification No.)

7 FLOWERFIELD, SUITE 28, ST. JAMES, NY
(Address of principal executive offices)

11780
(Zip Code)

Issuer's telephone number (516) 584-5400

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
COMMON STOCK, PAR VALUE $1.00 PER SHARE

Name of each exchange on which registered
NASDAQ SMALL CAP

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes....X........No.............

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

The issuer's revenues for its most recent fiscal year were: $2,192,745

The aggregate market value of the 882,465 shares of voting stock held by non-affiliates of the registrant on July 15, 1999 was $17,759,608. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's Common $1.00 par value stock as of July 15, 1999 was 1,093,041.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy statement to be filed pursuant to regulation 14A for the FY 1999 annual meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

INDEX TO FORM 10-KSB
FISCAL YEAR 1999

ITEM #

PART I
1	-Business
2	-Properties
3	-Legal Proceedings
4	-Submission of Matters to a Vote of Security Holders

PART II
5	-Market for Registrant's Common Stock and Related Stockholders' Matters
6	-Management's Discussion and Analysis of Financial Position and Results of Operations
7	-Financial Statements and Supplementary Data
Independent Auditors' Reports
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
8	-Changes in and Disagreements on Accounting and Financial Data

PART III
9	-Directors and Executive Officers of Registrant
10	-Compensation of Executive Officers and Directors
11	-Security Ownership of Certain Beneficial Owners and Management
12	-Certain Relationships and Transactions
13	-Exhibits, Financial Statement Schedules, and Reports on Form 8K
Signatures

PART I

Item 1 Description of Business

(a) Business Development

Incorporated in New York in 1946, Gyrodyne Company of America, Inc. (GCA) was, from its inception and for the next 25 years, primarily engaged in design, testing, development, and production of coaxial helicopters primarily for the US Navy. The Company's 326 acre Flowerfield property in St. James, New York was originally purchased in 1951 for use as a manufacturing facility and to provide sufficient space for flight tests.

During the mid 60s, in order to diversify away from sole reliance on military contracts, the Company invested in limited partnerships for oil and gas exploration and in the development of raw land for citrus, the Callery-Judge Grove. In that regard, the Company established two wholly owned subsidiaries. Gyrodyne Petroleum, Inc. (GPI) was incorporated in Delaware in 1965 and was established to manage investments in oil and gas. In 1966 Flowerfield Properties, Inc. (FPI) was incorporated in New York to manage investments in marketable securities and to participate in the citrus grove limited partnership in Florida.

During FY 1997 the Company incorporated two additional wholly-owned subsidiaries: Gyrodyne Rotorcycle Company Inc. (GRC) and Gyrodyne Coaxial Helicopter Company Inc. (GCHC). GRC includes all the assets of the Company's one-manned Rotorcycle helicopter while GCHC houses the unmanned helicopter assets.

Following a sharp reduction in the Company's helicopter manufacturing business and its total elimination by 1975, the Company began subdividing and renting out its vacant manufacturing facilities. With the exception of a Technology Transfer Agreement with Dornier GmbH of Germany, described more fully in the following section of this report, the Company has no ongoing aerospace operations.

In recent years the Company has concentrated its efforts on the development of its real estate holdings in St. James. Today it houses approximately 202,000 square feet and 75 tenants in buildings suitable for office, engineering, manufacturing, and warehouse space. As the Company's most valued asset, Flowerfield is now the subject of a Master Plan which envisions the build out of the property in a mixed use concept including residential, industrial, and commercial development.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

(b) Business of Issuer

The Company manages its real estate operation, which is its major source of revenue, is a passive investor in the citrus operation, and maintains a working interest only in a single oil property. Its sole involvement in the original aerospace business of the Company is a Technology Transfer Agreement with Dornier GmbH of Germany.

Real Estate

Gyrodyne owns a 326 acre site, Flowerfield, primarily zoned for light industry, approximately 50 miles east of New York City on the north shore of Long Island. In the early 60s the State of New York began construction of a campus which today is the State University of New York (SUNY) at Stony Brook. Covering over 1,000 acres, Stony Brook University is a major research center complete with a tertiary care and veterans hospital. The Long Island High Technology Incubator, located on the University campus, already boasts numerous graduates creating an ongoing need for research and development rental space. Flowerfield's location places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates and shares road frontage on a local secondary road with Stony Brook University.

The Flowerfield property is bisected by the town lines of Smithtown and Brookhaven Townships. The existing buildings and approximately 144 acres are located in the hamlet of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the hamlet of Stony Brook, Township of Brookhaven. Of the total acreage there are 24 acres in Smithtown and 9 in Brookhaven that are zoned for residential use. It is the largest undeveloped industrially zoned parcel in the township of Smithtown. The location and size of the property adds to planning flexibility thus permitting a wide range of development plans.

There are five main building groups with rental unit sizes ranging from 300 to 25,000 square feet, with 1,000 square foot units being most common. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling. Most recently, companies emerging from the Long Island High Technology Incubator have shown a great deal of interest in Flowerfield due to its proximity to the University. The Port Jefferson Branch of the Long Island Railroad runs through the property.

Costs associated with regulatory compliance and upgrades are an ongoing facet of our business. In recent years, the Company has conducted various studies necessary for development of Flowerfield. In June 1996 the Board of Directors adopted a preliminary Master Plan for development and efforts are underway to further focus the preliminary plan and gather community input and support, but implementation of the development plan should not be viewed as a short term project. It has taken the better part of the last two years to explore various themes and uses which have resulted in several drafting revisions. During that same period, environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted -- all with no significant adverse findings. Additionally, contractual agreements have been executed with the Trammel Crow organization and Marriott Senior Living Services for the construction of a luxury apartment complex and an assisted living facility, respectively. The Company achieved the pre-submittal stage in its pursuit of a Planned Development District (PDD) mixed use zoning of the 182 acres in Brookhaven Township in July 1999 and previously filed for a change of zone to accommodate the assisted care facility in March 1999.

Essentially all Company personnel are directly involved in support of real estate operations. Depending on seasonal requirements, total full time personnel vary between 20 and 25.

Oil and Gas

Gyrodyne Petroleum, Inc. (GPI) was established for the sole purpose of diversifying away from the aerospace industry. Today GPI maintains a 4.5% net revenue interest in the Ackerly Field in Dawson, Texas. Ackerly consists of 6,540 acres. Income from this investment amounted to $34,480 in 1999 and $75,237 in 1998.

Citrus Grove

From its inception in 1965 the net worth of the Grove Partnership based on its appraised value has increased approximately 600% while cash distributions to the partners have amounted to $31 million or 500% on a base investment of $5.5 million. At the formation of the Partnership the Company's interest was 20%. However, as provided in the original agreement, upon payout of each limited partner's initial equity participation, the General Partner was granted a 12.5% share of Grove earnings and equity. In addition, based on two recent capital infusions, in which the Company did not participate, the Company's share has declined to approximately 12.74%. Although Management has determined that development of the Callery-Judge Grove is in the best interests of the Partnership, the requirement to invest in the development of Flowerfield's Master Plan far outweighs this alternative investment opportunity. To date Flowerfield Properties Inc. has received, in cash, five times its $1.1 million original investment.

The Company's investment in the Grove only changes when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 1999. The Company does not anticipate receiving any distributions from the Grove in the near future. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000.

Aerospace

The Company's primary aerospace product was the QH-50 model remotely piloted coaxial helicopter.

As a result of efforts during the 1980's, the Company negotiated two multi-phased licensing agreements which cover both evaluation and manufacturing stages for its QH-50 helicopters and derivatives. Dornier GmbH, a subsidiary of Daimler-Benz AG, Friedrichshafen, Germany, was awarded a license (1986) for the European NATO countries while Israel Aircraft Industries Ltd./Technologies Division (IAI), received a license (1987) for Israel.

The agreements provide for Gyrodyne to furnish Dornier and IAI with technical assistance and technical data in order for them to evaluate the suitability of the Gyrodyne helicopter for their various applications.

During FY 1998, the Company redrafted its original Technology Transfer Agreement with Dornier GmbH in response to a modified set of procurement parameters issued by the German Ministry of Defense, Dornier's primary customer. Although the purchase price of the technology and general terms of the agreement remain the same, the funding timeline has been altered, an exemption has been granted on any royalties on the first fifty production platforms, and Dornier's marketing area has been expanded with the inclusion of a non-exclusive worldwide license except Israel. In November 1998 a $760,000 payment was received in relation to the Dornier Technical Data Package Transfer Agreement which has a total potential value of $2 million plus royalties and an outside date of December 31, 2000. An amendment to extend the agreement with IAI has not been acted upon.

Item 2 Description of Property

(c) Description of Real Estate and Operating Data

GCA owns a 326 acre tract of land located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of industrial building space and maintains its corporate office on site.

The land is carried on the Company's books at cost in the amount of $808,338, while the 202,000 square feet of space is carried at a depreciated cost of $1,289,460. At the current time, the property and buildings except for Building #7 and the surrounding 6 1/2 acres which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The principal balance of the mortgage as of April 30, 1999 is $851,111.

The average age of all the buildings is approximately 39 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed, and well maintained.

In June 1996 the Board of Directors adopted a preliminary Master Plan for the development of the Flowerfield property. The plan, generated by consultants Henderson and Bodwell L.L.P. of Plainview, New York, was based on a planned unit development concept. A more detailed discussion follows in Item 6. Management's Discussion and Analysis.

The Company currently maintains a $10 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

Almost all available space has been subdivided and is available for rent, except for approximately 17,000 square feet which is currently reserved for Company use. Of the 185,000 gross square feet available for rent, approximately 15,000 square feet is comprised of common areas. As of April 30, 1999, exclusive of the space utilized by the Company, there was a 6% vacancy rate vs. 7% for the same period last year. Most of the Company's tenants are startup or small businesses that generally seek smaller spaces and short term leases.

Item 3 Legal Proceedings

In the normal course of business, the Company is party to a number of legal proceedings. In addition, the Company is currently involved in an arbitration claim from its former President and Chief Executive Officer seeking payment of approximately $500,000 in unpaid salary and benefits through the year 2003. Management, after reviewing all actions and proceedings pending against or involving the Company considers that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material.

None of the Company's subsidiaries is party to, nor is any subsidiary-owned property subject to, any material pending legal proceedings.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of either Fiscal Year 1999 or 1998.

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

(a) Market information

The Company's Common Stock $1 P.V. (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Set forth below are the high and low bid and asked prices as reported by NASDAQ for the periods indicated. Such prices reflect inter-dealer quotations, without retail markup, markdown or commission, and do not necessarily reflect actual transactions.

Quarter Ended	Bid Price Low	Asked Price High
Fiscal 1998
July 31, 1997	$17.00	$19.25
October 31, 1997	$20.88	$20.88
January 31, 1998	$19.50	$19.50
April 30, 1998	$20.50	$20.50
Fiscal 1999
July 31, 1998	$20.38	$20.75
October 31, 1998	$15.13	$15.13
January 31, 1999	$14.38	$14.88
April 30, 1999	$13.94	$13.94

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

Title of Class Common Stock, $1.00 Par Value	Number of Holders as of July 15, 1999 1,536

(c) There were no dividends declared in the current or prior fiscal year.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has previously reported on its agreement with the Trammel Crow Residential (TCR) organization to ground lease 50 acres for the construction of approximately 500 luxury apartments. The agreement specifies a lease term of 99 years and is conditioned upon completion of due diligence and commencement of construction by December 31, 2000.

TCR is considered to be one of the most respected multifamily developers in the country and enjoys an excellent reputation for the ongoing maintenance of its properties.

This luxury apartment community will be an integral part of a Planned Development District (PDD) zoning application to the Town of Brookhaven. The PDD zoning would allow for the mixed use development of 182 acres of the Flowerfield property situated in the Town of Brookhaven pursuant to the Company's Master Plan which was adopted in 1996.

Currently, the Company has reached the pre-submittal stage of such an application having completed various impact studies.

Additionally, Gyrodyne entered into a lease agreement for ten acres in Brookhaven township for the construction of an assisted living facility. The lease with Marriott Senior Living Services includes a base term of 50 years with five 10-year options. A separate application to have this acreage rezoned was submitted to the Town of Brookhaven in March 1999.

In the normal course of business, the Company considers and reviews other proposed uses on the Flowerfield property both within the PDD concept and also on the 144 contiguous acres located on the Smithtown side of the property.

Originally, the Master Plan was somewhat fixed and inflexible with regard to limiting uses to only long term leases on the property. Time has shown that while this methodology has become more commonplace than in previous periods, it does create some limitations on certain "for sale" products. For this reason, the Company is reconsidering its position on various aspects of developing the property. The process is clearly one of evolution.

In connection with its Technology Data Package Transfer Agreement with Dornier GmbH, the Company received a $760,000 payment in November, 1998. The Agreement has the potential to generate a total of $2 million plus royalties by December 31, 2000.

Given the current direction of the Company and with motivation to concentrate its efforts as a real estate entity, the Gyrodyne aerospace assets are being evaluated for potential sale. This decision is based on an analysis of our capacity to engage in any new projects from both a funding and personnel perspective.

The Limited Partnership in the Callery-Judge Grove in Palm Beach County, Florida, represents a 12.74% ownership and continues to be viewed as a long term prospect for residential development. As in the case of aerospace assets and related technology, Management and the Board of Directors of Gyrodyne are evaluating the Company's position in this investment as it is also with the remaining petroleum interest in the Ackerly property in Texas. The prospect of converting these investments into cash to support the Flowerfield development is an obvious consideration.

Revenues

For the 12 months ending April 30, 1999, rental income amounted to $2,192,745 compared to $2,125,161 for the same period last year. While this appears to be a nominal increase on the surface and below the annual improvement reflected in last year's Report, it includes a rent reduction resulting from the renegotiation of a major lease to a net basis wherein certain expenses are absorbed by the Tenant in exchange for an adjustment to rent. As a point in fact, last year's commentary cautioned that total rental income might decrease as a result of this action, and although there can be no guaranty that we will maintain this performance, maturing leases with the capacity for a rental adjustment increased on average by 4.4% in the first quarter of FY 2000.

Operating Costs

The costs of operating the property were reduced by approximately $102,965 amounting to $1,272,103 compared to $1,375,068 the prior year. As commented on earlier, the conversion of a major tenant lease to a triple net basis and another mild winter are substantial contributing factors.

General and Administrative Expenses

Mirroring the decline in the cost of operating the property, General and Administrative expenses decreased by $299,136 from $1,256,415 in 1998 to $957,279 in FY 1999.

The major contributing factor to this 24% reduction was the actuarial transition of the Company's pension plan from that of an expense item to a source of income. This accounted for $187,200 of the overall variance. Additionally, there were reductions in provision for bad debt expense of $42,076 and $66,078 in legal and consulting fees.

During FY 1999, the Board of Directors conducted an investigation into allegations against its former President and Chief Executive Officer which culminated with his termination. The costs associated with the investigation amounted to $161,243.

Other Income and Expense

As previously noted, the Company received a $760,000 payment in November 1998 in connection with its Technology Transfer Agreement with Dornier GmbH. This accounted for net income of $492,556 from its remaining aerospace operations in FY 1999 compared to an operating loss of $26,684 the prior year. Reflecting market conditions, income from our oil investment declined considerably and amounted to $34,480 and $75,237 in FY 1999 and 1998, respectively. Interest and dividend income remained virtually unchanged and totaled $32,064.

Results from Operations

For the 12 month period ending April 30, 1999 earnings per share amounted to $.22 on both a basic and diluted basis. This compares to a loss of $.26 in fiscal year 1998.

Liquidity and Resources

As of the April 30, 1999 statement date, the Company had cash and cash equivalents of $1,329,155 and anticipates that the company has the capacity to fund normal operating and administrative expenses and its regular debt service. The company experienced operating losses in three of the last five years wherein net losses totaled $854,910 for the entire period and is currently exploring the various options discussed in this report to reverse that trend and bolster its cash and cash flow generation to support the development of the Flowerfield property.

Effects of Inflation

It is the Company's policy to have multi-year leases contain cost pass-through provisions for increases in real estate taxes, fuel costs, building insurance, cartage and security guard services, as applicable. The balance of the Company's operations, including rental rates, income from the Grove and petroleum revenue are subject to free market forces.

Year 2000 Compliance

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

Subsequent Events

Effective June 25, 1999, the Board of Directors approved an Incentive Compensation Plan. The purpose of the Plan, which includes all employees and directors, is to promote the shareholder point of view and increase shareholder value. The benefits of the Plan and distribution to participants can only be triggered by a change in control of the Company.

Item 7 Financial Statements and Supplementary Data

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 1999 AND 1998

CONTENTS

Independent auditors' report

Consolidated balance sheets

Consolidated statements of operations

Consolidated statement of stockholders' equity

Consolidated statements of cash flows

Notes to consolidated financial statements

Independent Auditors' Report

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 25, 1999

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	April 30,
	1999	1998
REAL ESTATE (Note 6)
Rental property:
Land	$ 4,746	$4,746
Building and improvements	4,470,267	4,470,267
Machinery and equipment	338,495	282,981
	4,813,508	4,757,994
Less accumulated depreciation	3,373,079	3,281,327
	1,440,429	1,476,667
Land held for development:
Land	803,592	803,592
Land development costs	1,021,334	457,924
	1,824,926	1,261,516

Total real estate, net	3,265,355	2,738,183

CASH AND CASH EQUIVALENTS	1,329,155	1,053,304
RENT RECEIVABLE, net of allowance for doubtful accounts of $18,000 and $12,000 respectively	63,057	54,843
PREPAID EXPENSES AND OTHER ASSETS	123,348	138,469
DEFERRED INCOME TAXES (Note 2)	212,000	173,000
INVESTMENT IN CITRUS GROVE PARTNERSHIP	1,585,104	1,585,104
PREPAID PENSION COSTS (Note 3)	1,610,977	1,546,858

	$ 8,188,996	$ 7,289,761
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$ 361,037	$ 357,865
Tenant security deposits payable	209,157	179,955
Loans payable (Note 6)	851,111	885,183
Deferred income taxes (Note 2)	1,115,000	967,000
	2,536,305	2,390,003

COMMITMENTS AND CONTINGENCIES (Notes 3, 9 and 11)

STOCKHOLDERS' EQUITY: (Note 5)
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086 shares issued	1,531,086	1,531,086
Additional paid-in capital	7,220,732	6,843,290
Deficit	(569,822)	(766,325)
	8,181,996	7,608,051
Less cost of shares of common stock held in treasury	(2,529,305)	(2,708,293)
	5,652,691	4,899,758

	$ 8,188,996	$ 7,289,761

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	1999	1998
REVENUE FROM RENTAL PROPERTY
(Notes 9 and 12)	$2,192,745	$2,125,161

RENTAL PROPERTY EXPENSES:
Real estate taxes	353,170	357,121
Operating and maintenance	749,931	848,558
Interest expense	74,100	95,236
Depreciation	94,902	74,153
	1,272,103	1,375,068

INCOME FROM RENTAL PROPERTY	920,642	750,093

GENERAL AND ADMINISTRATIVE (Note 3)	957,279	1,256,415
TERMINATION COST (Note 11)	161,243	-
	1,118,522	1,256,415

LOSS FROM OPERATIONS	(197,880)	(506,322)

OTHER INCOME (EXPENSE):
Aerospace income (expense), net (Note 4)	492,556	(26,684)
Income from oil and gas investment	34,480	75,237
Interest income and dividends	32,064	31,290
	559,100	79,843

INCOME (LOSS) BEFORE INCOME TAX	361,220	(426,479)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 2)	121,436	(155,404)

NET INCOME (LOSS)	$239,784	($271,075)

NET INCOME (LOSS) PER COMMON SHARE (Note 5):
Basic	$0.22	($0.26)
Diluted	$0.22	($0.26)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	1,074,354	1,044,252
Diluted	1,076,720	1,044,252

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	$1 Par Value Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid in Capital	(Deficit)	Shares	Cost	Total Equity
Balance at April 30, 1997	1,531,086	$1,531,086	$6,421,712	($424,450)	501,477	($2,884,160)	$4,644,188
Issuance of stock for services	-	-	170,142	-	(13,633)	78,400	248,542
Issuance of stock grants	-	-	48,416	-	(5,460)	31,400	79,816
Exercise of stock options	-	-	54,790	(70,800)	(11,491)	66,067	50,057
Issuance of directors stock and other options issued	-	-	71,654	-	-	-	71,654
Tax benefit from exercise of stock options	-	-	76,576	-	-	-	76,576
Net loss	-	-	-	(271,075)	-	-	(271,075)

Balance at April 30, 1998	1,531,086	1,531,086	6,843,290	(766,325)	470,893	(2,708,293)	4,899,758

Issuance of stock for services	-	-	246,478	-	(23,719)	136,384	382,862
Issuance of stock grants	-	-	30,200	-	(2,625)	15,097	45,297
Exercise of stock options	-	-	20,588	(43,281)	(4,783)	27,507	4,814
Issuance of directors stock and other options issued	-	-	73,239	-	-	-	73,239
Tax benefit from exercise of stock options	-	-	6,937	-	-	-	6,937
Net income	-	-	-	239,784	-	-	239,784

Balance at April 30, 1999	1,531,086	$1,531,086	$7,220,732	($569,822)	439,766	($2,529,305)	$5,652,691

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$239,784	($271,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,037	108,571
Bad debt expense	1,435	-
Deferred income tax benefit	115,937	(157,424)
Non-cash compensation	501,398	400,012
Pension (income) expense	(64,119)	123,081
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(9,649)	21,776
Prepaid expenses and other assets	986	(33,675)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,172	106,775
Tenant security deposits	29,202	1,744
Total adjustments	687,399	570,860
Net cash provided by operating activities	927,183	299,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(622,074)	(302,233)
Net cash used in investment activities	(622,074)	(302,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans payable	16,238	-
Repayment of loans payable	(50,310)	(69,740)
Proceeds from exercise of stock options	4,814	50,057
Net cash used in financing activities	(29,258)	(19,683)

Net increase (decrease) in cash and cash equivalents	275,851	(22,131)

Cash and cash equivalents at beginning of year	1,053,304	1,075,435

Cash and cash equivalents at end of year	$1,329,155	$1,053,304

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 1999 AND 1998

1. Summary of Significant Accounting Policies:

a. Organization and nature of operations

Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York.

The Company is also in the process of developing it's real estate holdings for mixed use including residential, industrial and commercial.

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

c. Basis of presentation

During the year ended April 30, 1999, the Company changed the presentation of its financial statements to conform to the operations of a real estate enterprise. Management believes this presentation to be more meaningful and useful to the readers of the financial statements. The financial statements for the year ended April 30, 1998 have been restated to reflect this change.

d. Real estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or a change in circumstances that indicates that the basis of the Company's property may not be recoverable, the Company will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (un-discounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows (un-discounted and without interest charges) are less than the carrying value of its property, the carrying value would be written down to an amount to reflect the fair value of the property.

e. Depreciation and amortization

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

f. Revenue recognition

Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases.

g. Investments

The Company accounts for its investment in a citrus grove under the cost method. Under this method any distributions by the citrus grove will be income in the year of distribution and capital contributions by the Company will increase the value of the investment.

h. Statement of cash flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

i. Net income per common share and per common and common equivalent share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). It requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. For the year ended April 30, 1998, the effect on income per share resulting from the assumed exercise of stock options was anti-dilutive. The reconciliation for the year ended April 30, 1999 is as follows:

	Year Ended April 30, 1999
	Income	Shares	Per Share
Basic EPS	$239,784	1,074,354	$0.22
Effect of dilutive securities common stock options	-	2,366	-
Diluted EPS	$239,784	1,076,720	$0.22

j. Income taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

k. Stock-based compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

l. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to depreciable lives, the valuation of real estate and the item discussed in Note 11.

m. Reclassifications

Certain reclassifications have been made to the financial statements for the year ended April 30, 1998 to conform with the classifications used in 1999.

n. New accounting pronouncements

During fiscal year 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise" ("SFAS 131") and Statement of Financial Accounting Standard No. 132, "Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"). The provisions of SFAS 130, SFAS 131 and SFAS 132 did not have a material impact on the consolidated financial statements.

In Fiscal 1999 the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for years beginning after June 15, 1999. The management of the Company believes that the implementation of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

2. Income Taxes:

The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated, or separate basis depending on the applicable laws.

The provision (benefit) for income taxes is comprised of the following:

	Years Ended April 30,
	1999	1998
Current:
Federal	$ -	$ -
State	5,499	2,020
	5,499	2,020

Deferred:
Federal	52,896	(120,910)
State	63,041	(36,514)
	115,937	(157,424)

	$121,436	($155,404)

The components of the net deferred tax liabilities are as follows:

	April 30,
	1999	1998
Deferred tax assets:
Stock compensation	$177,000	$141,000
Accrued sick and vacation	27,000	26,000
Provision for bad debt	7,000	7,000
Tax loss carryforwards	692,000	763,000
Contribution carryover	22,000	24,000
Tax credit carryforwards	-	13,000
Total deferred tax assets	925,000	974,000
Valuation allowance	(70,000)	(73,000)
Net deferred tax assets	855,000	901,000
Deferred tax liabilities:
Prepaid pension costs	(668,000)	(747,000)
Unrealized gain on investment in Citrus Grove	(1,090,000)	(948,000)
Total deferred tax liabilities	(1,758,000)	(1,695,000)
Net deferred income taxes	($903,000)	($794,000)

The Company has federal net operating loss carryforwards of approximately $1,957,000 which can be used to reduce future taxable income through 2014.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Years Ended
	April 30,
	1999	1998
U.S. Federal statutory income rate	34.0%	34.0%
State income tax, net of federal tax benefits	7.5	7.5
Permanent differences	0.1	(0.6)
Change in valuation allowance	(1.0)	(4.3)
Other differences, net	(7.0)	(0.2)
	33.6%	36.4%

3. Retirement Plans:

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 1999.

Net periodic pension (income) expense consists of the following components:

	Years Ended April 30,
	1999	1998

Service cost	$85,132	$123,858
Interest costs	143,250	195,524
Expected return on assets	(232,694)	(222,219)
Net amortization	(59,807)	25,918

Pension (income) expense	($64,119)	$123,081

The Plan's funded status is as follows:
	April 30,
	1999	1998
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$2,083,828	$2,431,496
Service cost	85,132	123,858
Interest cost	143,250	195,524
Actuarial (gain) loss	-	(334,607)
Benefits paid	(541,291)	(332,443)

Projected benefit obligation, end of year	$1,770,919	$2,083,828

Change in plan assets:
Fair value of plan assets, beginning of year	$3,201,875	$2,889,049
Actual return on plan assets	(521,317)	854,117
Actual benefits paid	(237,529)	(541,291)

Fair value of plan assets, end of year	$2,443,029	$3,201,875

Reconciliation of funded status:
Funded status	$672,110	$1,118,047
Unrecognized net actuarial loss	790,509	341,395
Unrecognized transition asset	(401,038)	(534,718)
Unrecognized prior service cost	549,396	622,134

Prepaid pension cost	$1,610,977	$1,546,858

Assumption used in accounting for the Company's defined benefit pension plan are as follows:

	Years Ended April 30,
	1999	1998
Discount rate	8.0%	8.0%
Rate of increase in compensation	5.0%	8.0%
Expected long-term rate of return on plan assets	8.0%	8.0%

Securities of the Company included in plan assets are as follows:

	April 30,
	1999	1998
Number of shares	78,346	78,346
Market value	$ 1,087,051	$ 1,606,093

4. Technology Transfer Agreements:

The Company is a party to a Technology Transfer Agreement with Dornier GmbH of Germany whereby the Company is providing technological documentation and assistance related to the Company's coaxial helicopters. During the year ended April 30, 1999, the Company received an installment of $760,000 for the value of the helicopter technology. Dornier has the option to request technical support and assistance from the Company in order to more fully understand the technology purchased. If the Company were to provide any additional technical support it could result in additional revenues valued at up to $1,240,000.

5. Stock Options Plans:

The Company has a stock option plan (the "Plan") under which participants may be granted either Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options or grants become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 1999 and August 2002.

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

Information as to the stock options and stock grants is summarized as follows:

Stock Options and Grants:	Stock Options	Stock Grants	Total

Available at April 30, 1997	43,496	3,855	47,351

Stock grants awarded	-	7,455	7,455
Stock options issued at $9.89 to $19.61 per share	45,657	-	45,657
Stock grants exercised	-	(5,460)	(5,460)
Stock options exercised at $9.89 per share	(16,491)	-	(16,491)

Available at April 30, 1998	72,662	5,850	78,512

Stock grants canceled	-	(300)	(300)
Stock options canceled	(38,925)	-	(38,925)
Stock options issued at $9.89 to $20.19 per share	8,750	-	8,750
Stock grants exercised	-	(2,625)	(2,625)
Stock options exercised at $9.89 per share	(8,750)	-	(8,750)

Available at April 30, 1999	33,737	2,925	36,662

Exercisable at April 30, 1999	24,012	600	24,612

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

	Number of Shares	Option Prices

Total options outstanding at April 30, 1997	26,250	$11.80 - $11.82

Initial stock option grants	5,000	$11.82 - $21.01
Annual stock option grants	12,500	$19.98
Total options exercised	(3,750)	$11.80 - $11.82

Total options outstanding at April 30, 1998	40,000	$11.80 - $21.01

Initial stock option grants	2,500	$15.34
Annual stock option grants	10,000	$14.81
Total options exercised	(408)	$11.80
Total options canceled	(1,250)	$19.98

Total options outstanding at April 30, 1999	50,842	$11.80 - $21.01

Shares reserved for future issuance at April 30, 1999 are comprised of the following:

Shares issuable upon exercise of stock options under the Company's Non-Employee Director Stock Option Plan	70,842
Shares issuable under the Company's Non-Employee Director Stock Compensation Plan	27,715
Shares issuable upon exercise of stock options under the Company's stock incentive plan	227,412
Shares issuable under the Company's stock grant incentive plan	9,100
335,069

The weighted-average grant-date fair value of options granted for the year ended April 30, 1999 and 1998 were $14.97 and $17.15, respectively. In addition, there were 60,687 options at a weighted-average per share exercise price of $14.40 per option exercisable at April 30, 1999.

The weighted-average exercise price and remaining contractual life of options outstanding at April 30, 1999 is $14.89 and 3.8 years, respectively.

In accordance with APB Opinion No. 25, no compensation expense has been recognized for the stock option plans. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the years ended April 30, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:

	1999	1998
Net income (loss), as reported	$239,784	($271,075)
Net income (loss), pro forma	231,198	(296,670)
Basic income (loss) per share, as reported	0.22	(0.26)
Basic income (loss) per share, pro forma	0.22	(0.28)
Diluted income (loss) per share, as reported	0.22	(0.26)
Diluted income (loss) per share, pro forma	0.21	(0.28)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following range of weighted-average assumptions used for grants in years ended April 30, 1999; expected volatility of 20.7%; risk-free interest rate averaging 5.0%; and expected lives of 1.5 years.

6. Loans Payable:

	April 30,
	1999	1998

Term loan, bank (a)	$837,668	$879,634
Installment loans, other	13,443	5,549
	$851,111	$885,183

(a) The loan requires monthly installment payments of $9,643, including interest at 8.45% per annum through September 2005 when the remaining unpaid principal of approximately $470,000 is payable. The loan provides for an adjustment to the fixed interest rate on every fifth anniversary based upon the U.S. Treasury note rate. The loan is secured by the assignment of rents and a first collateral mortgage on certain real estate. The Bank requires compensating balances totaling 20% of the ending monthly balance of the loan to be held in interest bearing and non-interest bearing deposit accounts.

Annual maturities of debt is as follows:

Years Ending
April 30,	Amount

2000	$54,590
2001	54,497
2002	54,195
2003	59,025
2004	64,149
Thereafter	564,655
$851,111

7. Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. The Company is affected by the economics of the Oil and the Citrus industries due to its investments therein. Management does not believe significant credit risk exists at April 30, 1999.

8. Supplemental Disclosures of Cash Flow Information:

	Years Ended
	April 30,
	1999	1998

Cash paid during the year for:
Interest	$74,447	$95,236
Income taxes	$ -	$ -

9. Commitments:

a. Lease commitments

The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

2000	$1,349,000
2001	741,000
2002	588,000
2003	564,000
2004	551,000
Thereafter	8,301,000

b. Employment agreements

Subsequent to April 30, 1999, the Company entered into one-year renewable employment agreements with two officers, which provide for annual salaries aggregating $290,000. The agreements provide for a one-time compensation payment of one-half of the current annual compensation in the event of a change in corporate control, as defined.

10. Fair Value of Financial Instruments:

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

The carrying amount of cash, receivables and payables and certain other short term financial instruments approximate their fair value.

The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 1999, based upon an independent third party appraisal report, is approximately $6,500,000 based on the Company's ownership percentage.

The book value of the Company's loans payable approximates its fair value.

11. Contingencies:

On March 14, 1999, the Company terminated the employment contract of its then CEO and President. The former CEO and President has filed an arbitration claim against the Company seeking to be paid the remainder of his employment contract, which is estimated at approximately $500,000. The Company is vigorously defending itself against this claim and believes that the ultimate outcome will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, it is at least reasonably possible management's estimate of the outcome could change in the near term.

The Company has incurred approximately $161,000 of legal, consulting and other related expenses in connection with the termination of the former CEO and President. These costs are included in "Termination Costs" in the statement of operations.

12. Schedule of Operating Segments:

The Company currently has two reportable business segments: real estate development and operations and aerospace operations. The real estate and development segment executes land leases for industrial and commercial real estate. The aerospace segment upgrades and sells existing helicopter technology.

April 30, 1999	Real Estate	Aerospace	All Other	Segmented Totals

Revenues from external customers	$2,192,745	$760,000	$34,480	$2,987,225
Interest income	32,064	-	-	32,064
Interest expense	74,100	-	-	74,100
Depreciation and amortization	109,037	-	-	109,037
Segment income (loss)	(287,252)	492,556	34,480	239,784
Segment assets	6,488,681	84,972	1,615,343	8,188,996
Expenditures for segment assets	622,074	-	-	622,074

Reconciliation of Segment Information to Consolidated Amounts:
Revenues:
Total revenues from reportable segments				$2,952,745
Other revenues				34,480
Intersegment revenues				-

Total consolidated revenues				$2,987,225

April 30, 1999

Profit or loss:
Total profit for reportable segments				$205,304
Other profit or loss				34,480
Intersegment profits				-

Income before income taxes				$239,784

Assets:
Total assets for reportable segments				$6,573,653
Other assets				1,615,343

				$8,188,996

April 30, 1998	Real Estate	Aerospace	All Other	Segmented Totals

Revenues from external customers	$2,125,161	-	$75,237	$2,200,398
Interest income	31,290	-	-	31,290
Interest expense	95,236	-	-	95,236
Depreciation and amortization	108,571	-	-	108,571
Segment income (loss)	(346,312)	-	75,237	(271,075)
Segment assets	5,666,505	-	1,623,256	7,289,761
Expenditures for segment assets	302,233	-	-	302,233

Reconciliation of Segment Information to Consolidated Amounts:
Revenues:
Total revenues from reportable segments	$2,125,161
Other revenues	75,237
Intersegment revenues	-

Total consolidated revenues	$2,200,398

Profit or loss:
Total loss for reportable segments	($346,312)
Other profit or loss	75,237
Intersegment profits	-

Income before income taxes	($271,075)

Assets:
Total assets for reportable segments	$5,666,505
Other assets	1,623,256

$7,289,761

Geographic Information:
		Long-Lived
April 30, 1999	Revenues	Assets

United States	$2,227,225	$7,976,996
Europe	(a) 760,000	-

	$2,987,225	$7,976,996

(a) Revenues are attributed to countries based on location of customer.

April 30, 1998

United States	$2,192,745	$7,116,761

Major Customer:

 The Company earned revenues from the following significant customers:

April 30, 1999	Amount	% of Total
Real estate and development segment	$384,485	18%
Real estate and development segment	320,500	15%
Real estate and development segment	223,398	10%
Aerospace segment	760,000	100%

April 30, 1998	Amount	% of Total
Real estate and development segment	$468,683	22%
Real estate and development segment	306,869	14%
Real estate and development segment	205,243	10%

13. Related Party Transactions:

Services

A director provided real estate consulting services to the Company for which he was compensated approximately $136,000 and $141,000 for the years ended April 30, 1999 and 1998, respectively.

A director provided legal services to the Company for which he was compensated approximately $28,000 and $63,000 for the years ended April 30, 1999 and 1998, respectively.

14. Subsequent Event:

Subsequent to year-end, the Company approved the creation of an incentive compensation plan. The purpose of the incentive compensation plan is to promote the shareholder point of view among employees and members of the board and enhance shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company.

Item 8 Changes in and Disagreements on Accounting and Financial Data

In connection with the audits for the three most recent years, there have been no disagreements with Holtz Rubenstein & Co., LLP, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table lists the name, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 1999 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

Name & Principal Occupation or Employment	Age	First Became a Director	Current Board Term Expires
Stephen V. Maroney President, CEO, Treasurer, and Director of the Company	57	1996	2001

Peter Pitsiokos Executive Vice President, Secretary & General Counsel of the Company	39	---

Josef Markowski Vice President of Operations of the Company	47	---

Frank D'Alessandro Controller of the Company	53	---

Paul L. Lamb Partner of Lamb & Barnosky, LLP Chairman of the Board of Directors of the Company	53	1997	2000

Robert H. Beyer Consultant Director of the Company	66	1977	1999

Nicholas Goudes Real Estate Investor Director of the Company	78	1992	2000

Peter P. Papadakos Secretary, Treasurer and Director, Sa-Tu Corporation Director of the Company	36	1993	1999

Philip F. Palmedo Chairman of International Resources Group Director of the Company	65	1996	2001

John H. Marburger III Director of Brookhaven National Laboratory Director of the Company	58	1996	2000

Robert F. Friemann CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C. Director of the Company	51	1998	2001

(b) Business Experience

Stephen V. Maroney, age 57, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 35 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 39, joined the Company in November 1992, is the Executive Vice President, and serves as the Company's Secretary and General Counsel. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Josef Markowski, age 47 has been Vice President of Operations since October 1995. Prior to joining the Company he was President of Logical Device Software (LDS), a company he started in 1988. LDS produced and marketed software programs for accounting and production control, and in addition wrote custom applications for a variety of fields. Mr. Markowski has substantial experience in manufacturing and holds a degree in Technical Electronics from the State University of New York at Farmingdale.

Frank D'Alessandro, age 53, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 53, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 66, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Nicholas T. Goudes, age 78, was appointed to the Board of Directors in November 1992. He was previously employed by Gyrodyne from 1950 to 1955 and served as a member of the finance committee. Between 1953 & 1957 he was a Director and Vice President of Flowerfield Realty, Inc. and Helicopter Securities, Inc. A Director and Secretary/Treasurer of Piedmont Enterprises, a recreational and food service company, Mr. Goudes has extensive experience in management and real estate operations. From 1987 to 1991 Mr. Goudes served as a Director of North Carolina State University Foundation.

Peter P. Papadakos, age 36, was appointed to the Board of Directors in October 1993. Mr. Papadakos is the son of the late Chairman and founder of Gyrodyne Company of America, Inc. He currently resides in Reno, Nevada and is Secetary/Treasurer and Board member of the Sa-Tu Corporation of Nevada. He was previously employed by Gyrodyne Company of America from August 1986 thru July 1987 in the aerospace division. Mr. Peter Papadakos holds a Bachelor of Science degree from the University of Nevada at Reno.

John H. Marburger III, age 58, was appointed to the Board of Directors in July 1996. Mr. Marburger was the former President of the State University of New York at Stony Brook (SUNY). During his stewardship of the University, SUNY established itself as a class A research center generating a substantial portion of its operating funds from grants. In addition, Mr. Marburger's business community outreach programs resulted in the creation of a high-tech business incubator and numerous collaborative programs. He is currently the Director of the Brookhaven National Laboratory as well as the President of Brookhaven Science Associates. He has a Ph.D. in Applied Physics from Stanford University.

Philip F. Palmedo , age 65, was appointed to the Board of Directors in July 1996, increasing the board to 9 members. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Robert F. Friemann, age 51, was appointed to the Board of Directors in October 1998. He is currently a CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C. Mr. Friemann has 30 years of professional experience, most of which are with the firm. He provides auditing and accounting expertise to the construction, manufacturing and distribution industries and various not-for-profit organizations. Mr. Friemann is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. In addition, he has been an instructor for the New York State Society and is the author of numerous articles on issues including taxation, accounting and auditing.

(c) Compliance with Section 16(a) of the Exchange Act

A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 1999. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 P.V. failed to file timely reports.

Item 10 Compensation of Executive Officers and Directors

(a) Executive Compensation

During the fiscal year ended April 30, 1999 two Directors or Officers received remuneration in excess of $100,000 in such capacity.

SUMMARY COMPENSATION TABLE
Annual Compensation

					Long term Compensation
		Annual Compensation			Awards		Pay outs
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted stock award ($)	Securities Underlying Options/LSARs (#)	LTIP Payout ($)	All Other Compensation
Stephen V. Maroney
President & CEO	1999	20,856	0	0	0	0	0	0
Dir.of Real Estate Devlp	1999	76,135	0	59,500 (A)	0	1,250	0	0
Dir.of Real Estate Devlp	1998	80,000	0	60,500 (A)	0	4,250	0	0

Dimitri P. Papadakos	1999	111,536	0	45,039 (B)	0	0	0	0
Former President & CEO	1998	123,312	0	60,239 (B)	0	23,350	0	0

(A) Pursuant to his Consulting Agreement with the Company, Mr. Maroney received stock payments in lieu of cash with a fair market value of $45,000 in FY99 and $45,000 in FY98. Mr. Maroney also received shares for his services as Company Director with a fair market value of $14,500 in FY99 and $15,500 in FY98. The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits.

(B) The 1999 and 1998 "Other Annual Compensation" represents the difference between the fair market value and the option price on the date of grant for 4,375 and 7,157 shares exercised respectively.

AGGREGATED OPTION/LSAR EXERCISED IN LAST FISCAL YEAR
AND FY-END OPTION/LSAR VALUES

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
	Shares		Options/LSAR's at	Options/LSAR's at
	Acquired on	Value	April 30, 1999	April 30, 1999 ($)
Name	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Stephen V. Maroney President and CEO	-	-	8,000/1,250	$7,975/$0
Dimitri P. Papadakos Former President & CEO	4,375	$45,039

(b) Compensation of Directors

In calendar year 1998, each Director was entitled to receive a fee of $7,500 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended. All compensation was paid in stock. For the calendar year 1998, 7,158 shares of stock were issued in January and April of 1999. Reimbursement for travel and Company business related expenses will continue to be paid in cash. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

(c) Employment Contracts

(c-1) Effective June 25, 1999, the Company entered into one year renewable employment contracts with Stephen V. Maroney as President, Chief Executive Officer and Treasurer and Peter Pitsiokos as Executive Vice President, Secretary and General Counsel. Their annual salaries were established at $175,000 and $115,000, respectively. The contracts provide for a severance payment equivalent to six months salary in the event of a change in control.

Item 11 Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 24, 1999 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 P.V., its only equity security.

Name and Address	Type of Ownership	Number of shares Owned	Percent of Class
Catherine Papadakos Village on the Green 2481-C Oakleaf Lane Clearwater, Florida 33763-1237	Beneficial	116,639	10.69

Peter P. Papadakos P.O. Box 3838 Reno, Nevada 89505	Beneficial	86,374	7.91

Gyrodyne Company of America, Inc. St. James, NY 11780 (A)	Beneficial	78,346	7.18

Private Capital Management, Inc. 3003 Tamiami Trail North Naples, Florida 33940	Beneficial	66,866	6.13

K Capital Partners, LLC 441 Stuart Street, 6th Floor Boston, Massachusetts 02116	Beneficial	55,996	5.13

(A)

As Gyrodyne has the authority to direct the Chase Manhattan Bank & Trust Co., the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 78,346 shares held by the Chase Manhattan Bank and Trust Co. as Trustee for the Gyrodyne Pension Fund.

(b) In addition, the following table as of June 24, 1999 includes the outstanding voting securities beneficially owned by the executive officers and the directors, and the number of shares owned by directors and executive officers as a group.

Name & Principal Occupation or Employment	Shares of stock Beneficially Owned		Pct. of Common Stock Owned
Stephen V. Maroney President, CEO, Treasurer and Director of the Company	13,272		1.22

Peter Pitsiokos Executive Vice President, Secretary & General Counsel of the Company	5,138	(C)	(A)

Josef Markowski Vice President, Operations	728		(A)

Paul L. Lamb Partner of Lamb & Barnosky, LLP Chairman of the Board of Directors of the Company	873		(A)

Robert H. Beyer Consultant to the Company Director of the Company	5,456	(B)	(A)

Nicholas Goudes Real Estate Investor Director of the Company	7,341		(A)

Peter P. Papadakos Secretary, Treasurer Sa-Tu Corporation Director of the Company	86,374	(D)	7.91

John H. Marburger III Director of Brookhaven National Laboratory Director of the Company	2,742		(A)

Philip F.Palmedo Chairman of International Resources Group Director of the Company	6,406		(A)

Robert F. Friemann CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C. Director of the Company	1,801		(A)

All Directors and Executive Officers as a Group (10 persons)	130,131		11.92

(A) Less than 1%.
(B) Does not include his wife's ownership of 1,638 shares in which he denies any beneficial interest.
(C) Does not include wife's and minor children's ownership of 447 shares in which he denies any beneficial interest.
(D) Does not include wife's ownership of 14 shares in which he denies any beneficial interest.

Item 12 Certain Relationships and Related Transactions

(a) Transactions with Management and Others

The former President, Director, and CEO, Dimitri P. Papadakos, was the only officer, director, or beneficial owner of more than 5% of the Company's common stock, or any relative or spouse of the foregoing persons, that had a direct or indirect interest in any transaction involving the Company or its subsidiaries which exceeded $60,000 in the past two years. His direct or indirect interest in the transactions involving the Company were approximately $80,000 for both FY 1999 and FY 1998.

(b) Certain Relationships and Transactions

The Company has engaged the firm of Lamb & Barnosky, LLP as outside legal counsel for a number of years. Director Lamb is a partner in the firm and its predecessor Cahn Wishod & Lamb, LLP, to which Gyrodyne paid legal fees of $27,511 and $62,902 in FY 1999 and FY 1998, respectively.

(c) Indebtedness of Management

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements

(1) Independent Auditors' Reports
(2) Consolidated Balance Sheets as of April 30, 1999 and April 30, 1998
(3) Consolidated Statements of Operations for the years ended April 30, 1999 and April 30, 1998
(4) Consolidated Statement of Stockholder's Equity for the years ended April 30, 1999 and April 30, 1998
(5) Consolidated Statements of Cash Flows for the years ended April 30, 1999 and April 30, 1998
(6) Notes to Consolidated Financial Statements
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

GYRODYNE COMPANY OF AMERICA, INC.

SGD/ Stephen V. Maroney Stephen V. Maroney, President, Treasurer, Director and Principal Executive Officer Date: July 29, 1999

SGD/ Frank D'Alessandro Frank D'Alessandro, Controller Date: July 29, 1999

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

SGD/ John H. Marburger III John H. Marburger III, Director Date: July 29, 1999

SGD/ Philip F. Palmedo Philip F. Palmedo, Director, Date: July 29, 1999

SGD/ Stephen V. Maroney Stephen V. Maroney, Director Date: July 29, 1999