Form 10QSB
period 1999-07-31
GYRODYNE COMPANY OF AMERICA INC
filed 1999-09-13
CIK 44689

US Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,103,947 Common $1 P.V. as of August 31, 1999

INDEX TO QUARTERLY REPORT
QUARTER ENDED JULY 31, 1999

Seq.

Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Footnotes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	July 31,
1999
REAL ESTATE
Rental property:
Land	$4,746
Building and improvements	4,470,267
Machinery and equipment	337,998
4,813,011
Less accumulated depreciation	3,396,382
1,416,629
Land held for development:
Land	803,592
Land development costs	1,073,530
1,877,122

Total real estate, net	3,293,751

CASH AND CASH EQUIVALENTS	1,156,072
RENT RECEIVABLE, net of allowance for doubtful accounts of $21,000	94,621
PREPAID EXPENSES AND OTHER ASSETS	257,640
INVESTMENT IN CITRUS GROVE PARTNERSHIP	1,585,104
PREPAID PENSION COSTS	1,624,816

$ 8,012,004
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$ 381,850
Tenant security deposits payable	216,069
Loans payable	838,255
Deferred income taxes	885,527
2,321,701
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086 shares issued	1,531,086
Additional paid-in capital	7,255,127
Deficit	(595,717)
8,190,496
Less cost of shares of common stock held in treasury	(2,500,193)
5,690,303

$ 8,012,004

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	July 31,
	1999	1998

REVENUE FROM RENTAL PROPERTY	$593,958	$541,377

RENTAL PROPERTY EXPENSES:
Real estate taxes	91,593	86,459
Operating and maintenance	249,322	269,858
Interest expense	17,848	18,738
Depreciation	27,012	21,880
	385,775	396,935

INCOME FROM RENTAL PROPERTY	208,183	144,442

GENERAL AND ADMINISTRATIVE	282,934	226,398

LOSS FROM OPERATIONS	(74,751)	(81,956)

OTHER INCOME (EXPENSE):
Aerospace (expense), net	(12,530)	(60,887)
Income from oil investment, net	37,991	8,021
Interest income and dividends	8,574	7,497
	34,035	(45,369)

(LOSS) BEFORE INCOME TAX	(40,716)	(127,325)

(BENEFIT) FOR INCOME TAXES	(14,821)	(50,225)

NET (LOSS)	($25,895)	($77,100)

NET (LOSS) PER COMMON SHARE:
Basic	($0.02)	($0.07)
Diluted	($0.02)	($0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	1,092,279	1,060,886
Diluted	1,092,279	1,060,886

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	July 31,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	($25,895)	($77,100)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	27,012	21,880
Bad debt expense	3,000	935
Deferred income tax (benefit)	(17,473)	(52,432)
Non-cash compensation	24,021	28,707
Pension (income)	(13,839)	(16,030)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(34,564)	(20,542)
Prepaid expenses and other assets	(138,001)	(105,609)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	20,813	86,494
Tenant security deposits	6,912	23,696
Total adjustments	(122,119)	(32,901)
Net cash (used in) operating activities	(148,014)	(110,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(51,699)	(96,604)
Net cash (used in) investment activities	(51,699)	(96,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(12,856)	(11,842)
Proceeds from exercise of stock options	39,486	4,814
Net cash provided by (used in) financing activities	26,630	(7,028)

Net (decrease) in cash and cash equivalents	(173,083)	(213,633)

Cash and cash equivalents at beginning of period	1,329,155	1,053,304

Cash and cash equivalents at end of period	$1,156,072	$839,671

See notes to consolidated financial statements

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 1999, and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of April 30, 1999.

The results of operations for the three month periods ended July 31, 1999, and 1998 are not necessarily indicative of the results to be expected for the full year.

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

The net loss for basic and dilutive computations were equivalent for all periods presented. As a result of these losses, there is no dilutive effect on the securities and both Basic and Diluted earnings per share are the same.

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the first quarter ending July 31, 1999, reflect a net loss of $25,895 as compared to a net loss of $77,100 for the same period last year. On a per share basis, the Company is reporting a loss of $0.02 versus a loss of $0.07 for those same periods, respectively.

Revenue from rental property amounted to $593,958 as of July 31, 1999, representing a 10% improvement over the previous year's first quarter results of $541,377. This increase of $52,581 is attributable to contractual increments in current leases and the rental of additional space by existing and new tenants at Flowerfield.

Complementing increased revenues, expenses relating to the operation of our rental property declined moderately amounting to $385,775 this quarter compared to $396,935 for the same period last year. As a result, income from rental property amounted to $208,183 and represents a 44 percent increase over the like period last year when income totaled $144,442.

Conversely, general and administrative expenses reflect an increase over the prior year results and amount to $282,934 compared to $226,398. Contributing factors include expenditures for salary and benefits and for legal fees which increased by $20,440 and $35,522, respectively. Salaries reflect disbursement of retroactive increases recognized during this quarter and are, therefore, nonrecurring by nature. Legal fees include expenses in connection with various matters including corporate governance, preparation for the sale of non-real estate assets, an outside review and analysis of leases, and other items related to the termination of the employment of the Company's former President.

As previously reported, the Company has embarked on an effort to divest itself of the aerospace division associated with the now defunct helicopter manufacturing business. Reflecting that decision, expenses relating to aerospace have been reduced from $60,887 last year to $12,530 for the current quarter.

Recent increases in the petroleum markets resulted in improvement in income from our oil investment which amounted to $37,991 compared to $8,021 for the same period last year while interest income remained virtually unchanged.

The Company's balance sheet as of July 31, 1999, reflects a stronger cash position to that of the same date the previous year increasing from $839,671 to $1,156,072. The current ratio stands at 2.27 as of this report compared to 1.63 on July 31, 1998.

As noted in our April 30, 1999 Report, the Company is pursuing the sale of certain assets unrelated to its real estate operation. Toward that end, a contract of sale agreement was executed relative to the Company's oil investment with proceeds of $360,000 realized on September 1, 1999.

Additionally, the Company recently executed a term sheet detailing its agreement with California based Aviodyne U.S.A., Inc. to acquire Gyrodyne's helicopter assets. Formal contracts are being prepared based on the foregoing and disposition is anticipated shortly. While this transaction does not represent a major financial windfall for the Company, it will bring closure to the Company's historical background, the design and manufacturing of helicopters for military use primarily in the 1950s and 60s. Based on the terms of the purchase agreement, the Company will continue to be the primary beneficiary of any subsequent payments due on the Technology Transfer Agreement with Dornier GmbH of Germany for which Aviodyne U.S.A., Inc. will fulfill all technical support functions.

Both of these actions are in keeping with the Company's commitment to focus on its real estate development plans for the Flowerfield property in St. James/Stony Brook, New York. Capitalized expenditures relating to the Master Plan development at Flowerfield amounted to $52,196 for the current quarter and now total $1,073,530 on a cumulative basis.

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

Part II Other Information

Items 1 through 5 are not applicable to the May 1, 1999, through July 31, 1999, period.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits required - None

(b) Reports on Form 8-K - None were filed by the Company for the first quarter of FY 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

(Registrant)

Date: September 13, 1999	SGD/ Stephen V. Maroney
Stephen V. Maroney
President, Chief Executive Officer and Treasurer

Date: September 13, 1999	SGD/ Frank D'Alessandro
Frank D'Alessandro
Controller