Form 10QSB
period 1999-10-31
GYRODYNE COMPANY OF AMERICA INC
filed 1999-12-10
CIK 44689

US Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 0-1684

Gyrodyne Company of America, Inc.
(Exact name of small business issuer as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

11-1688021
(IRS Employer Identification No.)

7 Flowerfield, Suite 28, St. James, N.Y. 11780
(Address of principal executive offices)

(516) 584-5400
(Issuer's telephone number)

_________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,107,143 Common $1 P.V. as of December 1, 1999

INDEX TO QUARTERLY REPORT
QUARTER ENDED OCTOBER 31, 1999

Form 10-QSB Cover

Index to Form 10-QSB

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Footnotes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Signatures

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	October 31, 1999
REAL ESTATE
Rental property:

Land
$ 4,746
Building and improvements
4,484,199
Machinery and equipment
337,998
4,826,943
Less accumulated depreciation
3,421,602
1,405,341
Land held for development:

Land
803,592
Land development costs
1,170,908
1,974,500

Total real estate, net
3,379,841

CASH AND CASH EQUIVALENTS	1,531,340
RENT RECEIVABLE, net of allowance for doubtful accounts of $15,283	114,162
PREPAID EXPENSES AND OTHER ASSETS	219,407
INVESTMENT IN CITRUS GROVE PARTNERSHIP	1,585,104
PREPAID PENSION COSTS	1,638,654

$8,468,508
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses
$ 347,633
Tenant security deposits payable
229,139
Loans payable
824,660
Deferred income taxes
1,001,661
2,403,093
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086 shares issued
1,531,086
Additional paid-in capital
7,399,205
Deficit
(426,553)
8,503,738
Less cost of 423,943 shares of common stock held in treasury
(2,438,323)
6,065,415

$8,468,508

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	October 31,		October 31,
	1999	1998	1999	1998
REVENUE FROM RENTAL PROPERTY	$1,169,344	$1,076,958	$575,386	$535,581

RENTAL PROPERTY EXPENSES:
Real estate taxes
	183,186	177,749	91,593	91,290
Operating and maintenance
	448,861	373,057	197,697	103,199
Interest expense
	35,624	37,523	17,776	18,785
Depreciation
	50,390	48,500	25,220	26,620
	718,061	636,829	332,286	239,894

INCOME FROM RENTAL PROPERTY	451,283	440,129	243,100	295,687

GENERAL AND ADMINISTRATIVE	662,215	506,844	379,281	280,446

(LOSS)/INCOME FROM OPERATIONS	(210,932)	(66,715)	(136,181)	15,241

OTHER INCOME (EXPENSE):
Aerospace Income/(expense), net
	26,459	(178,718)	38,989	(117,830)
Income from oil investment, net
	51,096	15,297	13,105	7,275
Gain on sale of oil investment
	360,000	0	360,000	0
Interest income and dividends
	19,128	13,789	10,554	6,292
	456,683	(149,632)	422,648	(104,263)

INCOME/(LOSS) BEFORE INCOME TAX	245,751	(216,347)	286,467	(89,022)

PROVISION/(BENEFIT) FOR INCOME TAXES	102,482	(85,826)	117,303	(35,601)

NET INCOME/(LOSS)	$143,269	($130,521)	$169,164	($53,421)

NET INCOME/(LOSS) PER COMMON SHARE:
Basic
	$0.13	($0.12)	$0.15	($0.05)
Diluted
	$0.13	($0.12)	$0.15	($0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic
	1,098,219	1,066,046	1,104,159	1,071,207
Diluted
	1,108,101	1,066,046	1,123,923	1,071,207

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	October 31,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
	$143,269	($130,521)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:

Depreciation and amortization
	54,074	48,500
Bad debt expense
	10,000	935
Deferred income tax provision/(benefit)
	98,661	(88,033)
Non-cash compensation
	229,969	183,820
Pension (income)
	(27,677)	(32,060)
Changes in operating assets and liabilities:

(Increase) decrease in assets:

Accounts receivable
	(61,105)	(88,229)
Prepaid expenses and other assets
	(101,610)	20,537
Increase (decrease) in liabilities:

Accounts payable and accrued expenses
	(13,404)	60,358
Tenant security deposits
	19,982	19,079
Total adjustments
	208,890	124,907
Net cash provided by/(used in) operating activities
	352,159	(5,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment
	(163,009)	(217,175)
Net cash (used in) investment activities
	(163,009)	(217,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable
	(26,451)	(22,812)
Proceeds from exercise of stock options
	39,486	4,814
Net cash provided by (used in) financing activities
	13,035	(17,998)

Net increase/(decrease) in cash and cash equivalents
	202,185	(240,787)

Cash and cash equivalents at beginning of period
	1,329,155	1,053,304

Cash and cash equivalents at end of period
	$1,531,340	$812,517

See notes to consolidated financial statements

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended October 31, 1999, and 1998.

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

The results of operations for the three and six month periods ended October 31, 1999, and 1998 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:
	Six months ended October 31,		Three Months Ended October 31,
	1999	1998	1999	1998
Basic	1,098,219	1,066,046	1,104,159	1,071,207
Effect of dilutive securities	9,882	0	19,764	0
Diluted	1,108,101	1,066,046	1,123,923	1,071,207

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Gain on Sale of Oil Investment:

Effective September 1, 1999, the Company, through its subsidiary, Gyrodyne Petroleum Inc., executed an Assignment and Bill of Sale conveying all right, title and interest in and to its oil and gas leases with proceeds amounting to $360,000.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the second quarter ending October 31, 1999 reflect net income of $169,164 compared to a net loss of $53,421 for the same period last year. Net income for the six months ending October 31, 1999 amounted to $143,269 versus a loss of $130,521 for the prior year. As commented on in more detail below, proceeds from the sale of certain non-real estate assets contributed substantially to these results and are nonrecurring in nature.

Per share earnings amount to $0.15 and $0.13 for the current quarter and six month periods and compare to losses of $0.05 and $0.12 for the prior year, respectively.

Revenue from rental property totaled $575,386 for the current quarter and reflect an increase over the prior period revenues of $535,581. The increase reflects continuing efforts to negotiate higher renewal rates and rental of additional space by existing and new tenants at Flowerfield. The cost of operating the rental property increased to $332,286 compared to $239,894 for the same three month period last year. The major contributing factor to lower costs last year was the recognition of profit and overhead on various tenant construction projects which were not duplicated this year. Reflecting similar characteristics as this most recent quarter, revenue from rental property totaled $1,169,344 for the six months ending October 31, 1999 and $1,076,958 for the same period last year. Expenses associated with the rental property were $718,061 for the current six months and $636,829 the prior year. As a result, income from rental property amounted to $243,100 for the quarter as compared to $295,687 the previous year. This decrease of $52,587 is more than accounted for by the above referenced construction projects which favorably impacted last year's results by $67,500. For the first six months of this year, income from rental property amounted to $451,283, slightly ahead of the prior year total of $440,129 for the same period.

General and administrative expenses amounted to $379,281 for the quarter and $662,215 for the six months ending October 31, 1999 compared to $280,446 and $506,844 for the same periods last year, respectively. Contributing factors continue to be legal and consulting expenses and corporate governance matters which accounted for $102,045 of the quarterly increase and $149,529 of the six month increment.

In combination, the increases in general and administrative expenses and costs associated with the rental property were only partially offset by improvement in rental revenues during this quarter. As a result, the Company experienced a loss from operations of $136,181 and $210,932 for the three and six month periods ending October 31, 1999. During the prior year, the Company reported income from operations of $15,241 for the quarter and a loss of $66,715 for the six months ending October 31, 1998.

As mentioned in the opening remarks of this report, the Company completed the sale of its oil interest in Ackerly, Texas with proceeds of $360,000 being realized in September, 1999. Later in the quarter, during the month of October, the now defunct helicopter manufacturing division was also disposed of via an Asset Purchase Agreement with Aviodyne, Inc. of California. Terms of the agreement call for the transfer of the proprietary interest, parts inventory, and drawings to Aviodyne and their assumption of all technical support requirements in Gyrodyne's Technology Transfer Agreement with Dornier, GmbH. This long standing agreement has the potential to generate a $1,250,000 payment by December 31, 2000 plus future royalties in favor of Gyrodyne. In addition to retaining entitlement to those payments, the Aviodyne agreement also provides for Gyrodyne to receive royalty payments on all of their future sales. A cash payment of $50,000 was received by the Company as part of the agreement. As indicated in our Annual Report, the decision to divest these assets was borne out of a motivation to concentrate our efforts as a real estate entity and to strengthen our cash and working capital positions. With regard to aerospace, our capacity to engage in any new projects with dated technology and a scarcity of funding, personnel, and opportunity were primary factors.

As a result of the foregoing actions, other income includes the proceeds of these transactions. Income from oil investments totaled $373,105 for the quarter and $411,096 for the six months ending October 31, 1999 and compare to the prior year totals of $7,275 and $15,297, respectively. Likewise, aerospace operations reflect a profit of $38,989 for the quarter and $26,459 for the full six month period. This compares to losses of $117,830 and $178,718 for the like periods last year, respectively.

As of October 31, 1999, the Company had cash and cash equivalents of $1,531,340 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements.

Capitalized expenses associated with the development of the Company's Flowerfield property amounted to $149,574 during the six months ending October 31, 1999 and cumulatively total $1,170,908 at that date. In a related matter, during this quarter, the Company discontinued the use of stock as partial payments to certain professionals and consultants for services rendered in connection with the Master Plan for the Flowerfield property.

With the sale of the Company's aerospace division and its oil and gas interest, Gyrodyne's assets are now solely comprised of real estate. In addition to the 326 acre Flowerfield property in Stony Brook/St. James, New York, the Company maintains a 12.74% limited partnership position in the 3,500 acre Callery Judge Grove in Palm Beach County, Florida.

The results of operations for both the six month period and quarter ending October 31, 1999 are not necessarily indicative of nor should they be used to project full year or future operating results.

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

Part II Other Information

Items 1 through 5 are not applicable to the August 1, 1999, through October 31, 1999, period.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits required - None

(b) Reports on Form 8-K - None were filed by the Company for the second quarter of FY 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

(Registrant)

Date: December 10, 1999	SGD/ Stephen V. Maroney
Stephen V. Maroney
President, Chief Executive Officer and Treasurer

Date: December 10, 1999	SGD/ Frank D'Alessandro
Frank D'Alessandro
Controller