Form 10QSB
period 2000-01-31
GYRODYNE COMPANY OF AMERICA INC
filed 2000-03-09
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                          Commission file number 0-1684

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

            New York                                        11-1688021
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                     102 Flowerfield, St. James, N.Y. 11780
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 584-5400
                           ---------------------------
                           (Issuer's telephone number)

         Former Address: 7 Flowerfield, Suite 28, St. James, N.Y. 11780
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,113,910 Common $1 P.V. as of February 25, 2000


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED JANUARY 31, 2000

                                                                       Seq. Page
Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Consolidated Balance Sheet                                                     3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Footnotes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis or Plan of Operation                      7

Part II - Other Information                                                    8

Signatures                                                                     9


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                              January 31,
------                                                                 2000
                                                                       ----
REAL ESTATE
  Rental property:
   Land                                                             $     4,746
   Building and improvements                                          4,566,404
   Machinery and equipment                                              337,998
                                                                    -----------
                                                                      4,909,148
 Less accumulated depreciation                                        3,446,922
                                                                    -----------
                                                                      1,462,226
                                                                    -----------
 Land held for development:
   Land                                                                 803,592
   Land development costs                                             1,191,092
                                                                    -----------
                                                                      1,994,684

      Total real estate, net                                          3,456,910

CASH AND CASH EQUIVALENTS                                             1,395,638
RENT RECEIVABLE, net of allowance for doubtful accounts of $18,283       73,169
PREPAID EXPENSES AND OTHER ASSETS                                       260,906
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                1,585,104
PREPAID PENSION COSTS                                                 1,652,493
                                                                    -----------

                                                                    $ 8,424,220
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable and accrued expenses                             $   194,569
  Tenant security deposits payable                                      225,581
  Loans payable                                                         811,229
  Deferred income taxes                                                 999,026
                                                                    -----------
                                                                      2,230,405
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued                                           1,531,086
  Additional paid-in capital                                          7,493,330
  Deficit                                                              (431,189)
                                                                    -----------
                                                                      8,593,227
  Less cost of 417,176 shares of common stock held in treasury       (2,399,412)
                                                                    -----------
                                                                      6,193,815
                                                                    -----------

                                                                    $ 8,424,220
                                                                    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 3

                       GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Nine Months Ended              Three Months Ended
                                              January 31,                     January 31,
                                           2000           1999           2000           1999
                                       -----------    -----------    -----------    -----------
REVENUE FROM RENTAL PROPERTY           $ 1,751,996    $ 1,643,526    $   582,652    $   566,568
                                       -----------    -----------    -----------    -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                        279,760        264,750         96,574         87,001
  Operating and maintenance                604,337        591,504        155,476        218,447
  Interest expense                          53,151         56,182         17,527         18,659
  Depreciation                              75,710         75,191         25,320         26,691
                                       -----------    -----------    -----------    -----------
                                         1,012,958        987,627        294,897        350,798
                                       -----------    -----------    -----------    -----------

INCOME FROM RENTAL PROPERTY                739,038        655,899        287,755        215,770
                                       -----------    -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE                 966,137        754,060        303,922        247,216

(LOSS) FROM OPERATIONS                    (227,099)       (98,161)       (16,167)       (31,446)
                                       -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Aerospace Income/(expense), net           22,848        544,456         (3,611)       723,174
  Income from oil investment, net           51,225         20,477            129          5,180
  Gain on sale of oil investment           360,000              0              0              0
  Interest income and dividends             32,249         22,908         13,121          9,119
                                       -----------    -----------    -----------    -----------
                                           466,322        587,841          9,639        737,473
                                       -----------    -----------    -----------    -----------

INCOME/(LOSS) BEFORE INCOME TAX            239,223        489,680         (6,528)       706,027

PROVISION/(BENEFIT) FOR INCOME TAXES       100,590        196,627         (1,892)       282,453
                                       -----------    -----------    -----------    -----------

NET INCOME/(LOSS)                      $   138,633    $   293,053    ($    4,636)   $   423,574
                                       ===========    ===========    ===========    ===========

NET INCOME/(LOSS) PER COMMON SHARE:
  Basic                                $      0.13    $      0.27    ($     0.00)   $      0.39
                                       ===========    ===========    ===========    ===========
  Diluted                              $      0.13    $      0.27    ($     0.00)   $      0.39
                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                1,101,807      1,070,280      1,108,982      1,078,155
                                       ===========    ===========    ===========    ===========
    Diluted                              1,108,395      1,074,540      1,108,982      1,090,936
                                       ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                    January 31,
                                                                    -----------
                                                                 2000           1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $   138,633    $   293,053
                                                            -----------    -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              73,843         75,192
      Bad debt expense                                           13,000          3,935
      Deferred income tax provision                              96,026        193,053
      Non-cash compensation                                     357,095        383,073
      Pension (income)                                          (41,516)       (48,089)
      Changes in operating assets and liabilities:
      (Increase) in assets:
        Accounts receivable                                     (23,112)        (4,922)
        Prepaid expenses and other assets                      (137,558)       (80,050)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                  (166,468)       (32,617)
        Tenant security deposits                                 16,424         25,729
                                                            -----------    -----------
      Total adjustments                                         187,734        515,304
                                                            -----------    -----------
      Net cash provided by operating activities                 326,367        808,357
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                 (265,398)      (493,249)
                                                            -----------    -----------
      Net cash (used in) investment activities                 (265,398)      (493,249)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                    (39,882)       (34,320)
  Proceeds from exercise of stock options                        45,396          4,814
                                                            -----------    -----------
      Net cash provided by (used in) financing activities         5,514        (29,506)
                                                            -----------    -----------

Net increase in cash and cash equivalents                        66,483        285,602

Cash and cash equivalents at beginning of period              1,329,155      1,053,304
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 1,395,638    $ 1,338,906
                                                            ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 2000, and 1999.

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

The results of operations for the three and nine month periods ended January 31, 2000, and 1999 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                     Nine months ended       Three Months Ended
                                       January 31,               January 31,
                                      2000        1999        2000        1999
--------------------------------------------------------------------------------
Basic                              1,101,807   1,070,280   1,108,982   1,078,155
--------------------------------------------------------------------------------
Effect of dilutive securities          6,588       4,260           0      12,781
-----------------------------------=============================================
Diluted                            1,108,395   1,074,540   1,108,982   1,090,936
-----------------------------------=============================================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


                                  Seq. Page 6

Item 2 Management's Discussion and Analysis or Plan of Operation

A)    Not applicable.

B) Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company recorded a net loss after tax of $4,636 for the three month period ending January 31, 2000 compared to net income of $423,574 for the same period last year. For the most part, this decrease of $428,210 to last year's result is attributable to a nonrecurring November, 1998 payment of $760,000 pertaining to Gyrodyne's Technology Transfer Agreement with Dornier GmbH. On a year to date basis, net income for the nine months ended totaled $138,633 compared to $293,053 for the same period last year. Here again, the Dornier payment in last year's results coupled with $410,000 in current year proceeds from the sale of our oil and aerospace assets are the major contributors for period to period variances; other factors are discussed in the ensuing analysis.

Per share earnings for the current quarter were $0.00 while earnings of $0.13 per share were recorded for the nine month period. Earnings per share totaled $0.39 and $0.27 for the prior year periods, respectively.

Revenue from rental property totaled $582,652 and $1,751,996 for the three and nine month reporting period. This compares to $566,568 and $1,643,526 for last year, respectively, and represents a $108,470 or 6.6% increase over prior year to date results. The improvement is primarily attributable to contractual increments in current leases and the rental of additional space to existing and new tenants.

Costs associated with operating the property declined by $55,901 for the quarter and totaled $294,897 compared to $350,798 the prior year. The expenses associated with maintenance on buildings and grounds, salaries and the cost of insurance all reflect decreases as compared to the prior year. This 16% cost reduction helped bring our year-to-date expenses of $1,012,958 in line with the prior year total of $987,627.

As a result, income from rental property improved for both the quarter and nine month periods amounting to $287,755 and $739,038, respectively, as compared to $215,770 and $655,899 the prior year. The year-to-date improvement amounts to $83,139 or approximately 13%.

General and administrative expenses continue to reflect increases over prior year periods. For the quarter, these costs totaled $303,922 compared to last year at $247,216. Likewise, for the nine months ending January 31, 2000 general and administrative expenses totaled $966,137 vs. $754,060 the prior year. Salary expense increased $54,750, legal and consulting increased $126,981 and corporate governance expenses pertaining primarily to our annual shareholders' meeting experienced a $47,938 increment.

The Company experienced losses from operations of $16,167 and $227,099 for the current three and nine month periods compared to prior year losses of $31,446 and $98,161, respectively.

Other income, which reflects the nonrecurring events (the Dornier payment and the sale of oil and aerospace assets) mentioned earlier in this report, totaled $9,639 for the quarter and $466,322 for the nine month reporting period compared to $737,473 and $587,841 for the prior year, respectively.

As of January 31, 2000 the Company had cash and cash equivalents of $1,395,638 and working capital of $1,445,856 and anticipates having the capacity to fund normal operating and administrative expenses as well as its regular debt service requirements.

Capitalized expenses associated with the Company's Flowerfield property amounted to $253,895 for the nine months and cumulatively total $1,275,229 to date.

The results of operations for both the quarter and nine month period ending January 31, 2000 are not necessarily indicative of nor should they be used in projecting annual or future operating results.

Subsequent to the close of business for this current period, the Company received a ten-acre change of zone approval for the construction of an assisted living facility to be developed by Marriott Senior Living Services (MSLS), a division of Marriott


                                  Seq. Page 7

International, Inc. Terms of the long-term land lease with MSLS call for a prepayment of rent in the amount of $2 million upon issuance of building permits.

Part II Other Information

Item 1 Legal Proceedings

On February 23, 2000 the Company announced it had resolved the arbitration proceedings and other related matters between Gyrodyne Company of America, Inc. and Dimitri P. Papadakos, the former Chairman, President and Chief Executive Officer. Both parties agreed to exchange releases from all claims and damages arising out of legal actions and employment relationships.

Items 2 through 3 are not applicable to the November 1, 1999 through January 31, 2000 period.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting was held on November 16, 1999. On each matter submitted to shareholders, the votes were as follows:

                                             Votes For            Votes Withheld
                                             ---------            --------------
To elect one Director (Robert Beyer)
to serve for a term of three years and
until his successor shall be
elected and shall qualify                     813,043                 138,044

Messrs. Friemann, Goudes, Lamb, Marburger, Maroney and Palmedo continue to serve as Directors in accordance with their terms of office.

                                              For         Against       Abstain
                                              ---         -------       -------
To ratify the engagement of Holtz,
Rubenstein & Co., LLP as certified
public accountants for the current
fiscal year                                 825,693       133,289         974

In addition, the following shareholder proposals were voted on:

Supermajority (66 2/3%) shareholder
approval for the sale of realty or
liquidation of the Company                  155,095       427,155      39,741

Proposal on Compensation of Directors       197,916       416,148       7,927

Proposal on Election of Directors           205,999       408,413       7,849

Proposal on Company Transactions            168,344       407,772      45,875

Proposal on Sale Price of
Callery-Judge Grove                         201,003       413,010       7,978

Item 5 and 6 are not required for the November 1, 1999 through January 31, 2000 period.


                                  Seq. Page 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GYRODYNE COMPANY OF AMERICA, INC.
                                  (Registrant)


    Date: March 06, 2000           SGD/ Stephen V. Maroney
                                   ----------------------------------
                                   Stephen V. Maroney
                                   President, Chief Executive Officer
                                   and Treasurer


    Date: March 06, 2000           SGD/ Frank D'Alessandro
                                   ----------------------------------
                                   Frank D'Alessandro
                                   Controller


                                  Seq. Page 9