Form 10KSB40
period 2000-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 2000-07-28
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 2000.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the transition period from.................. to ....................

      Commission file number 0-1684

                        GYRODYNE COMPANY OF AMERICA, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

             NEW YORK                                    11-1688021
             --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   102 FLOWERFIELD, ST. JAMES, NY                           11780
   ------------------------------                           -----
   (Address of principal executive offices)               (Zip Code)

Issuer's telephone number (631) 584-5400

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                                                    Name of each exchange on
           Title of each class                          which registered
   COMMON STOCK, PAR VALUE $1.00 PER SHARE              NASDAQ SMALL CAP
   ---------------------------------------              ----------------

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|x|

The issuer's revenues for its most recent fiscal year were: $2,326,705

The aggregate market value of the 975,918 shares of voting stock held by non-affiliates of the registrant on June 12, 2000 was $16,346,627. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's Common $1.00 par value stock as of June 12, 2000 was 1,117,583.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy statement to be filed pursuant to regulation 14A for the FY 2000 annual meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                              INDEX TO FORM 10-KSB
                                FISCAL YEAR 2000

ITEM #                                                                      PAGE
-------                                                                     ----

PART I
            1 -Business                                                        3
            2 -Properties                                                      4
            3 -Legal Proceedings                                               5
            4 -Submission of Matters to a Vote of Security Holders             5

PART II

            5 -Market for Registrant's Common Stock and Related
               Stockholders' Matters                                           5
            6 -Management's Discussion and Analysis of Financial
               Position and Results of Operations                              5
            7 -Financial Statements and Supplementary Data                     7
                Independent Auditors' Reports                                  8
                Consolidated Balance Sheets                                    9
                Consolidated Statements of Operations                         10
                Consolidated Statement of Stockholders' Equity                11
                Consolidated Statements of Cash Flows                         12
                Notes to Consolidated Financial Statements                    13
            8 -Changes in and Disagreements on Accounting and Financial Data  23

PART III

            9 -Directors and Executive Officers of Registrant                 24
           10 -Compensation of Executive Officers and Directors               26
           11 -Security Ownership of Certain Beneficial Owners and
               Management                                                     27
           12 -Certain Relationships and Transactions                         29
           13 -Exhibits, Financial Statement Schedules, and Reports on
               Form 8K                                                        29
                Signatures                                                    30

                                     PART I

Item 1 Description of Business

(a) Business Development

Incorporated in New York in 1946, Gyrodyne Company of America, Inc. (GCA) was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the US Navy. The Company's 326 acre Flowerfield property in St. James, New York was originally purchased in 1951 for use as a manufacturing facility and to provide sufficient space for flight tests.

Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began subdividing and renting out its vacant manufacturing facilities which occupy only a small portion of the total acreage.

In recent years the Company has concentrated its efforts on the development of its real estate holdings in St. James. Today, the converted buildings consist of approximately 202,000 square feet housing 75 tenants in space suitable for office, engineering, manufacturing, and warehouse use. As the Company's most valued asset, Flowerfield is the subject of a Master Plan which envisions the build out of the undeveloped property.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

(b) Business of Issuer

The Company manages its real estate operation, which is its major source of revenue, and is a passive investor as a limited partner in the Callery Judge Grove in Palm Beach County, Florida.

Real Estate

Gyrodyne owns a 326 acre site, Flowerfield, primarily zoned for light industry, approximately 50 miles east of New York City on the north shore of Long Island. In the early 60s, on property immediately to the east of Flowerfield, the State of New York began construction of a campus which today is the State University of New York (SUNY) at Stony Brook. Covering over 1,000 acres, SUNY is a major research center complete with a tertiary care and veterans hospital. The Long Island High Technology Incubator, located on the University campus, has spawned numerous corporate graduates creating an ongoing need for research and development rental space. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates.

The Flowerfield property is bisected by the town lines of Smithtown and Brookhaven Townships. The existing buildings and approximately 144 acres are located in the hamlet of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the hamlet of Stony Brook, Township of Brookhaven. Of the total acreage there are 24 acres in Smithtown and 9 in Brookhaven that are zoned for residential use and is the largest undeveloped industrially zoned parcel in the township of Smithtown. The location and size of the property adds to planning flexibility thus permitting a wide range of development alternatives.

There are five main building groups with rental unit sizes ranging from 300 to 25,000 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling. As indicated above, companies emerging from the Long Island High Technology Incubator have shown interest in locating at Flowerfield due to its proximity to the University. The Port Jefferson Branch of the Long Island Railroad runs through the property.

In June 1996 the Board of Directors adopted a preliminary Master Plan for development of Flowerfield. Because of change of zone requirements, implementation of the development plan should not be viewed as a short term project. Various themes and uses have already resulted in several drafting revisions and the obvious result of timing delays. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted -- all with no significant adverse findings. Contractual agreements have been executed with the Trammel Crow organization and Marriott Senior Living Services for the construction of a luxury apartment complex and an assisted living facility, respectively. A 10 acre change of zone application to accommodate the assisted living facility was approved in January, 2000 and the project is currently in the site plan approval stage. However, it should be noted that Marriott recently informed the Company of the strong possibility the project would be terminated.

Essentially all Company personnel are directly involved in support of real estate operations.

Oil and Gas

Gyrodyne Petroleum, Inc., a wholly owned subsidiary, was established for the sole purpose of diversifying away from the aerospace industry. In September, 1999, the Company sold its interest in the remaining oil investment for $360,000 which represented a ten-times multiple of 1999 income. No further activities are envisioned in this area.

Citrus Grove

The original limited partner investment of $1.1 million, which was made in 1965, has over the years yielded distributions of approximately $5.5 million and is carried on the books of the Company at $1,585,104. The Company's initial participation through its wholly owned subsidiary, Flowerfield Properties, Inc., represented a 20% interest in the Callery Judge Grove. Based on two subsequent capital infusions in which the Company did not participate our share is now approximately 12.74%. Although Management has determined that development of the Callery-Judge Grove is in the best interests of the Partnership, the requirement to invest in the development of Flowerfield's Master Plan far outweighs this alternative investment opportunity.

The Company's investment in the Grove only changes when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 2000, and the Company does not anticipate receiving any distributions from the Grove in the near future. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000.

Aerospace

During the month of October, 1999, the defunct helicopter manufacturing division was disposed of via an Asset Purchase Agreement with Aviodyne, Inc. of California. Terms of the agreement call for the transfer of the proprietary interest, parts inventory, and drawings to Aviodyne and their assumption of all technical support requirements in Gyrodyne's Technology Transfer Agreement with Dornier, GmbH. This long standing agreement has the potential to generate a $1,240,000 payment by December 31, 2000 plus future royalties in favor of Gyrodyne. In addition to retaining entitlement to those payments, the Aviodyne agreement also provides for Gyrodyne to receive royalty payments on future sales. A cash payment of $50,100 was received by the Company as part of the agreement. Our limited capacity to engage in any new projects with dated technology and a scarcity of funding, personnel, and opportunity were primary factors in taking this action which brings closure to a significant part of Gyrodyne's history.

Item 2 Description of Property

(c) Description of Real Estate and Operating Data

GCA owns a 326 acre tract of land located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of rental space and maintains its corporate office on site.

The land is carried on the Company's books at cost in the amount of $808,338 while the buildings and improvements are carried at a depreciated cost of $1,368,857. At the current time, the property and buildings, except for Building #7 and the surrounding 6 1/2 acres which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The principal balance of the mortgage as of April 30, 2000 is $792,152.

The average age of all the buildings is approximately 40 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed, and well maintained.

The Board of Directors adopted a preliminary Master Plan for the development of the Flowerfield property in 1996. The plan, generated by consultants Henderson and Bodwell L.L.P. of Plainview, New York, was initially based on a planned unit development concept. A more detailed discussion follows in Item 6. Management's Discussion and Analysis.

The Company currently maintains a $10 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

Item 3 Legal Proceedings

In the normal course of business, the company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers that the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of either Fiscal Year 2000 or 1999.

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

            -------------------------------------------------------
                                          Bid Price     Asked Price
                     Quarter Ended           Low           High
                     -------------
            -------------------------------------------------------
                     Fiscal 1999
            -------------------------------------------------------
            July 31, 1998                   $20.38        $20.75
            -------------------------------------------------------
            October 31, 1998                $15.13        $15.13
            -------------------------------------------------------
            January 31, 1999                $14.38        $14.88
            -------------------------------------------------------
            April 30, 1999                  $13.94        $13.94
            -------------------------------------------------------
                     Fiscal 2000
            -------------------------------------------------------
            July 31, 1999                   $13.63        $22.38
            -------------------------------------------------------
            October 31, 1999                $19.50        $20.19
            -------------------------------------------------------
            January 31, 2000                $16.25        $20.63
            -------------------------------------------------------
            April 30, 2000                  $17.25        $22.69
            -------------------------------------------------------

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                                         Number of Holders
            Title of Class                              as of June 12, 2000
            --------------                              -------------------
            Common Stock, $1.00 Par Value                    1,494

(c)   There were no dividends declared in the current or prior fiscal year.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has previously reported on its agreement with the Trammel Crow Residential (TCR) organization to ground lease a minimum of 50 acres for the construction of approximately 500 luxury apartments. The agreement specifies a lease term of 99 years and is conditioned upon the appropriate change of zone, completion of due diligence and commencement of construction by December 31, 2000. Clearly, the requirements to obtain the change of zone approvals and begin construction will not occur by that date, and it would appear, terms of this agreement will have to be renegotiated.

TCR is one of the most respected multifamily developers in the country and enjoys an excellent reputation for the ongoing maintenance of its properties.

As originally envisioned, this luxury apartment community would be an integral part of a Planned Development District (PDD) change of zone application to the Town of Brookhaven. The PDD zoning would allow for the mixed use development of 182 acres of the Flowerfield property situated in the Town of Brookhaven pursuant to the Company's Master Plan. Development of the Smithtown acreage is anticipated to include uses that are currently permitted by the existing zoning classification. Expenses associated with the Master Plan have been capitalized over the past few years and amounted to $218,390 for fiscal 2000. In total, $1,239,724 in development related costs have been recorded through April 30, 2000.

Additionally, Gyrodyne entered into a lease agreement for ten acres in Brookhaven township for the construction of an assisted living facility. The lease with Marriott Senior Living Services includes a base term of 50 years with five 10-year options. A separate application to have this acreage rezoned was submitted to the Town of Brookhaven and approved in January, 2000. The project is now in the site plan approval stage.

In the normal course of business, the Company considers and reviews alternative uses to the PDD concept on the Flowerfield property including the 144 contiguous acres located on the Smithtown side of the property. Initially, the Master Plan was somewhat fixed and inflexible with regard to restricting uses to only long term leases on the property. While this methodology has become more commonplace in recent years, it does create some limitations on certain "for sale" products. For this reason, the Company has reconsidered its position on leasing versus sales as well as other aspects of developing the property and is exploring various alternatives and strategies to enhance shareholder value.

The Limited Partnership in the Callery-Judge Grove in Palm Beach County, Florida, represents a 12.74% ownership and continues to be viewed as a long term prospect for residential development. As in the case of aerospace assets and oil investments, Management and the Board of Directors of Gyrodyne continue to evaluate the Company's position in the Grove.

Revenues

For the 12 months ending April 30, 2000, revenue from rental property amounted to $2,326,705 compared to $2,192,745 for the same period last year. This improvement is the result of a $142,207 increase in building rentals and an $8,247 reduction in activities at the Flowerfield fairgrounds. During the year, Gyrodyne moved its offices to a previously unrented location at Flowerfield. This relocation, combined with the space formerly used to store the defunct aerospace inventory, freed up approximately 15,000 sq. ft. for rental. Since this space is vacant at this writing, the increase cited above continues to reflect efforts to have maturing and new leases written at an elevated market benchmark.

Operating Costs

Rental property expenses increased by $39,174 or 3% and totaled $1,311,277 compared to $1,272,103 the prior year. A major contributing factor was building maintenance which increased $110,034 over fiscal 1999. Various other reductions and cost containments in salaries and benefits, ground maintenance, fairgrounds expense and insurance costs were among the offsetting factors.

Income From Rental Property

Income from rental property posted a 10% increase over the prior year amounting to $1,015,428 compared to $920,642, an improvement of $94,786.

General and Administrative Expenses

General and administrative costs increased from $957,279 in 1999 to $1,149,998 this year. Major contributing factors in this $192,719 increase were primarily salaries and benefits, $25,645; legal and consulting, $81,594; corporate governance and shareholders' meeting expense, $48,251; and accounting fees, $32,379.

In February, 2000 the Company entered into a settlement agreement with Dimitri
P. Papadakos, the Company's former President and CEO, which resolved three pending litigations and the arbitration proceeding commenced by Mr. Papadakos seeking salary and benefits estimated to total approximately $800,000 under his employment agreement. The three pending litigations included claims in excess of $20 million against the Company. The settlement agreement provided for the discontinuance of all of the litigations and the arbitration proceeding with prejudice and without the payment of any money damages. Related costs in the amount of $353,799 and $161,243 were incurred by the Company in fiscal years 2000 and 1999, respectively.

Other Income

As reported earlier, the sale of the Company's oil investment yielded proceeds of $360,000 which by its very nature is a nonrecurring item. On a comparative basis, income from this investment totaled $48,310 and $34,480 in fiscal 2000 and 1999, respectively. Additionally, the Asset Purchase Agreement pertaining to the aerospace assets reflected proceeds of $50,100. The prior year earnings include yet another nonrecurring payment of $760,000 associated with a technology transfer agreement with Dornier GmbH and earnings after overhead amounted to $492,556. Interest income increased from $32,064 in 1999 to $44,936 this year reflecting the improvement in our cash position.

Results from Operations

For the 12 month period ending April 30, 2000, the Company is reporting a net loss of $2,085 or $.00 per share compared to net income of $239,784 or $.22 in fiscal 1999.

Liquidity and Resources

As of the April 30, 2000 statement date, the Company had cash and cash equivalents of $1,420,924 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service. The Company experienced losses in four of the last six years wherein the net loss totaled $856,995. Working capital amounted to $908,258 at statement date.

Effects of Inflation

It is the Company's policy to have multi-year leases contain cost pass-through provisions for increases in real estate taxes, fuel costs, building insurance, cartage and security guard services, as applicable. Rental revenues and income from the Callery Judge Grove investment are subject to fluctuations in market conditions and the general economy.

Item 7 Financial Statements and Supplementary Data

See following pages.

                          Independent Auditors' Report

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /S/HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 23, 2000

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   April 30,
                                                          --------------------------

           ASSETS                                             2000           1999
                                                          -----------    -----------
REAL ESTATE (Note 6):
   Rental property:
     Land                                                 $     4,746    $     4,746
     Building and improvements                              4,611,320      4,470,267
     Machinery and equipment                                  338,495        338,495
                                                          -----------    -----------
                                                            4,954,561      4,813,508
   Less accumulated depreciation                            3,474,111      3,373,079
                                                          -----------    -----------
                                                            1,480,450      1,440,429
                                                          -----------    -----------
   Land held for development:
     Land                                                     803,592        803,592
     Land development costs                                 1,239,724      1,021,334
                                                          -----------    -----------
                                                            2,043,316      1,824,926
                                                          -----------    -----------

       Total real estate, net                               3,523,766      3,265,355

CASH AND CASH EQUIVALENTS                                   1,420,924      1,329,155
RENT RECEIVABLE, net of allowance for doubtful
   accounts of $23,500 and $18,000, respectively               80,228         63,057
PREPAID EXPENSES AND OTHER ASSETS                             115,145        123,348
INVESTMENT IN CITRUS GROVE PARTNERSHIP                      1,585,104      1,585,104
PREPAID PENSION COSTS (Note 3)                              1,666,331      1,610,977
                                                          -----------    -----------

                                                          $ 8,391,498    $ 7,976,996
                                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses                  $   391,273    $   361,037
   Tenant security deposits payable                           228,059        209,157
   Loans payable (Note 6)                                     796,888        851,111
   Deferred income taxes (Note 2)                             849,000        903,000
                                                          -----------    -----------
       Total liabilities                                    2,265,220      2,324,305
                                                          -----------    -----------

COMMITMENTS (Notes 3 and 9)

STOCKHOLDERS' EQUITY: (Note 5)
   Common stock, $1 par value; authorized 4,000,000
     shares; 1,531,086 shares issued and outstanding        1,531,086      1,531,086
   Additional paid-in capital                               7,545,360      7,220,732
   Deficit                                                   (571,907)      (569,822)
                                                          -----------    -----------
                                                            8,504,539      8,181,996
   Less cost of shares of common stock held in treasury    (2,378,261)    (2,529,305)
                                                          -----------    -----------
       Total stockholders' equity                           6,126,278      5,652,691
                                                          -----------    -----------

                                                          $ 8,391,498    $ 7,976,996
                                                          ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years Ended
                                                              April 30,
                                                     --------------------------

                                                        2000           1999
                                                     -----------    -----------
REVENUE FROM RENTAL PROPERTY
   (Notes 9 and 13)                                  $ 2,326,705    $ 2,192,745
                                                     -----------    -----------

RENTAL PROPERTY EXPENSE:
   Real estate taxes                                     378,824        353,170
   Operating and maintenance                             760,158        749,931
   Interest expense                                       71,263         74,100
   Depreciation                                          101,032         94,902
                                                     -----------    -----------
                                                       1,311,277      1,272,103
                                                     -----------    -----------

INCOME FROM RENTAL PROPERTY                            1,015,428        920,642
                                                     -----------    -----------

GENERAL AND ADMINISTRATIVE (Note 3)                    1,149,998        957,279
TERMINATION COSTS (Note 11)                              353,799        161,243
                                                     -----------    -----------
                                                       1,503,797      1,118,522
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (488,369)      (197,880)
                                                     -----------    -----------

OTHER INCOME:
   Aerospace income, net (Note 4)                         21,038        492,556
   Income from oil and gas investment                     48,310         34,480
   Gain on sale of oil and gas investment                360,000             --
   Interest income and dividends                          44,936         32,064
                                                     -----------    -----------

                                                         474,284        559,100
                                                     -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES                        (14,085)       361,220

(BENEFIT) PROVISION FOR INCOME TAXES (Note 2)            (12,000)       121,436
                                                     -----------    -----------

NET (LOSS) INCOME                                    $    (2,085)   $   239,784
                                                     ===========    ===========

NET (LOSS) INCOME PER COMMON SHARE (Note 5):
   Basic                                             $        --    $       .22
                                                     ===========    ===========
   Diluted                                           $        --    $       .22
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
     Basic                                             1,104,914      1,074,354
                                                     ===========    ===========
     Diluted                                           1,104,914      1,076,720
                                                     ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         $1 Par Value
                                         Common Stock                                            Treasury Stock
                                  ------------------------   Additional                     ------------------------
                                                   Par         Paid in                                                    Total
                                    Shares        Value        Capital      (Deficit)         Shares        Cost          Equity
                                  ----------   -----------   -----------   -----------      ---------    -----------    -----------
Balance at May 1, 1998             1,531,086   $ 1,531,086   $ 6,843,290   $  (766,325)       470,893    $(2,708,293)   $ 4,899,758

Issuance of stock for services            --            --       246,478            --        (23,719)       136,384        382,862
Issuance of stock grants                  --            --        30,200            --         (2,625)        15,097         45,297
Exercise of stock options                 --            --        20,588       (43,281)        (4,783)        27,507          4,814
Issuance of directors stock
   and other options issued               --            --        73,239            --             --             --         73,239
Tax benefit from exercise
   of stock options                       --            --         6,937            --             --             --          6,937
Net income                                --            --            --       239,784             --             --        239,784
                                  ----------   -----------   -----------   -----------      ---------    -----------    -----------

Balance at April 30, 1999          1,531,086     1,531,086     7,220,732      (569,822)       439,766     (2,529,305)     5,652,691

Issuance of stock for services            --            --       134,008            --        (10,092)        58,041        192,049
Issuance of stock grants                  --            --       121,059            --         (9,056)        52,083        173,142
Exercise of stock options                 --            --        56,076            --         (7,115)        40,920         96,996
Tax benefit from exercise
   of stock options                       --            --        13,485            --             --             --         13,485
Net loss                                  --            --            --        (2,085)            --             --         (2,085)
                                  ----------   -----------   -----------   -----------      ---------    -----------    -----------

Balance at April 30, 2000          1,531,086   $ 1,531,086   $ 7,545,360   $  (571,907)       413,503    $(2,378,261)   $ 6,126,278
                                  ==========   ===========   ===========   ===========      =========    ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended
                                                              April 30,
                                                     --------------------------

                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                  $    (2,085)   $   239,784
                                                     -----------    -----------
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation and amortization                      108,400        109,037
      Bad debt expense                                    30,000          1,435
      Deferred income tax (provision) benefit            (40,515)       115,937
      Non-cash compensation                              302,883        501,398
      Pension income                                     (55,354)       (64,119)
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                              (47,171)        (9,649)
        Prepaid expenses and other assets                  2,758            986
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses             30,236          3,172
        Tenant security deposits                          18,902         29,202
                                                     -----------    -----------
      Total adjustments                                  350,139        687,399
                                                     -----------    -----------
      Net cash provided by operating activities          348,054        927,183
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment          (299,058)      (622,074)
                                                     -----------    -----------
      Net cash used in investment activities            (299,058)      (622,074)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of loans payable                                   --         16,238
  Repayment of loans payable                             (54,223)       (50,310)
  Proceeds from exercise of stock options                 96,996          4,814
                                                     -----------    -----------
      Net cash used in financing activities               42,773        (29,258)
                                                     -----------    -----------

Net increase in cash and cash equivalents                 91,769        275,851

Cash and cash equivalents at beginning of year         1,329,155      1,053,304
                                                     -----------    -----------

Cash and cash equivalents at end of year             $ 1,420,924    $ 1,329,155
                                                     ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2000 AND 1999

1. Summary of Significant Accounting Policies:

      a. Organization and nature of operations

            Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York.

            The Company is also in the process of developing its real estate holdings for mixed use including residential, industrial and commercial.

            During the year ended April 30, 2000, the Company disposed of its remaining aerospace business and oil and gas investment. As such, management considers the operations to be one reportable segment.

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

      d. Depreciation and amortization

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

      e. Revenue recognition

Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases.

      f. Investments

            The Company accounts for its investment in a citrus grove under the cost method. Under this method any distributions by the citrus grove will be income in the year of distribution and capital contributions by the Company will increase the value of the investment.

      g. Statement of cash flows

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      h. Net income per common share and per common and common equivalent share

            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). It requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. For the year ended April 30, 2000, the effect on income per share resulting from the assumed exercise of stock options was anti-dilutive. The reconciliation for the year ended April 30, 1999 is as follows:

                                                  Year Ended April 30, 1999
                                             -----------------------------------

                                               Income       Shares     Per Share
                                             ---------     ---------   ---------

       Basic EPS                             $ 239,784     1,074,354   $    .22
       Effect of dilutive securities -
         common stock options                       --         2,366         --
                                             ---------     ---------   --------

           Diluted EPS                       $ 239,784     1,076,720   $    .22
                                             =========     =========   ========

      i. Income taxes

            Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      j. Stock-based compensation

            The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

      k. Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to depreciable lives and the valuation of real estate.

      1. New accounting pronouncements

            In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company was required to implement SOP 98-1 for the year ending April 30, 2000. Adoption of SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

            In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to implement SOP 98-1 for the year ending April 30, 2000. As the Company has expensed these costs historically, the adoption of this standard did not have a significant impact on the Company's results of operations or financial position.

            In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000 and therefore will be effective for the Company's fiscal year 2001. The Company has not completed their evaluation of the effects of SFAS No. 133 and expects to complete such by the end of fiscal 2000.

2. Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

      The provision (benefit) for income taxes is comprised of the following:

                                                       Years Ended
                                                        April 30,
                                             -----------------------------

                                               2000                1999
                                             ---------           ---------
      Current:
        Federal                              $      --           $      --
        State                                   28,515               5,499
                                             ---------           ---------
                                                28,515               5,499
                                             ---------           ---------

      Deferred:
        Federal                                  3,462              52,896
        State                                  (43,977)             63,041
                                             ---------           ---------
                                               (40,515)            115,937
                                             ---------           ---------

                                             $ (12,000)          $ 121,436
                                             =========           =========

      The components of the net deferred tax liabilities are as follows:

                                                               April 30,
                                                     --------------------------

                                                        2000           1999
                                                     -----------    -----------
   Deferred tax assets:
     Stock compensation                              $   130,000    $   177,000
     Accrued sick and vacation                            14,000         27,000
     Provision for bad debt                               10,000          7,000
     Tax loss carryforwards                              936,000        692,000
     Contribution carryover                               23,000         22,000
                                                     -----------    -----------
          Total deferred tax assets                    1,113,000        925,000
     Valuation allowance                                 (71,000)       (70,000)
                                                     -----------    -----------
          Net deferred tax assets                      1,042,000        855,000
                                                     -----------    -----------

   Deferred tax liabilities:
     Prepaid pension costs                              (699,000)      (668,000)
     Unrealized gain on investment in Citrus Grove    (1,192,000)    (1,090,000)
                                                     -----------    -----------
          Total deferred tax liabilities              (1,891,000)    (1,758,000)
                                                     -----------    -----------

          Net deferred income taxes                  $  (849,000)   $  (903,000)
                                                     ===========    ===========

      The Company has federal net operating loss carryforwards of approximately $2,493,000 which can be used to reduce future taxable income through 2015.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              Years Ended
                                                               April 30,
                                                          -----------------

                                                           2000       1999
                                                          ------     ------

      U.S. Federal statutory income rate                   34.0%      34.0%
      State income tax, net of federal tax benefits         7.5        7.5
      Permanent differences                                (3.1)       0.1
      Change in valuation allowance                        35.4       (1.0)
      Other differences, net                               11.4       (7.0)
                                                          -----      -----

                                                           85.2%      33.6%
                                                          =====      =====

3. Retirement Plans:

      The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 2000.

      Net periodic pension (income) expense consists of the following components:

                                                           Years Ended
                                                            April 30,
                                                     --------------------------

                                                        2000           1999
                                                     -----------    -----------

Service cost                                         $    49,449    $    85,132
Interest costs                                           121,242        143,250
Expected return on assets                               (186,676)      (232,694)
Net amortization                                         (39,369)       (59,807)
                                                     -----------    -----------

Pension (income) expense                             $   (55,354)   $   (64,119)
                                                     ===========    ===========

The Plan's funded status is as follows:

                                                            April 30,
                                                     --------------------------

                                                        2000           1999
                                                     -----------    -----------
Change in projected benefit obligation:
  Projected benefit obligation, beginning of year    $ 1,770,919    $ 2,083,828
  Service cost                                            49,449         85,132
  Interest cost                                          121,242        143,250
  Actuarial (gain) loss                                 (145,809)            --
  Benefits paid                                         (202,308)      (541,291)
                                                     -----------    -----------

Projected benefit obligation, end of year            $ 1,593,493    $ 1,770,919
                                                     ===========    ===========

Change in plan assets:
  Fair value of plan assets, beginning of year       $ 2,443,029    $ 3,201,875
  Actual return on plan assets                           295,198       (521,317)
  Actual benefits paid                                  (211,018)      (237,529)
                                                     -----------    -----------

Fair value of plan assets, end of year               $ 2,527,209    $ 2,443,029
                                                     ===========    ===========

Reconciliation of funded status:
  Funded status                                      $   933,716    $   672,110
  Unrecognized net actuarial loss                        523,315        790,509
  Unrecognized transition asset                         (267,358)      (401,038)
  Unrecognized prior service cost                        476,658        549,396
                                                     -----------    -----------

Prepaid pension cost                                 $ 1,666,331    $ 1,610,977
                                                     ===========    ===========

Assumption used in accounting for the Company's defined benefit pension plan are as follows:

                                                           Years Ended
                                                            April 30,
                                                     --------------------------

                                                        2000           1999
                                                     -----------    -----------

Discount rate                                            8.0%           8.0%
Rate of increase in compensation                         5.0%           5.0%
Expected long-term rate of return on plan assets         8.0%           8.0%

      Securities of the Company included in plan assets are as follows:

                                                            April 30,
                                                     --------------------------

                                                        2000           1999
                                                     -----------    -----------

       Number of shares                                   78,346         78,346
       Market value                                  $ 1,459,194    $ 1,087,051

4. Technology Transfer Agreements:

      The Company is a party to a Technology Transfer Agreement with Dornier GmbH of Germany whereby the Company is providing technological documentation and assistance related to the Company's coaxial helicopters. During the year ended April 30, 1999, the Company received an installment of $760,000 pursuant to the agreement. Dornier has the option to request technical support and assistance from the Company in order to more fully understand the technology purchased. If the Company were to provide any additional technical support it could result in additional revenues valued at up to $1,240,000.

      On October 29, 1999, the Company entered into an asset sale agreement with Aviodyne, Inc. ("Aviodyne") whereby the Company transferred its remaining aerospace assets for approximately $50,000. The agreement provides for the Company to retain the right to receive the additional technical support payment of $1,240,000. Aviodyne is responsible for any additional support required by Dornier GmbH and in exchange would receive 10% of the proceeds of any payments received under the technology transfer agreement.

5. Stock Options Plans:

      Incentive Stock Option Plan

      The Company has a stock option plan (the "Plan") under which participants may be granted either Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options or grants become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 2000 and October 2004.

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

      Non-Employee Director Stock Option Plan:

            The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. Each non-employee Director was granted an initial 2,500 options on the date of adoption of the plan. These options are exercisable in three equal annual installments commencing on the first anniversary date subsequent to the grant. Additionally each non-employee Director was granted 1,250 options on each January 1st 1997 through 2000 respectively. These additional options are exercisable in full on the first anniversary date subsequent to the date of grant.

      A summary of the Company's various fixed stock option plans as of April 30, 2000 and 1999, and changes during the years then ended is presented below:

                                                       Years Ended April 30,
                                         ----------------------------------------------

                                                  2000                    1999
                                         ---------------------    ---------------------

                                                      Weighted                 Weighted
                                                      Average                  Average
                                                      Exercise                 Exercise
Fixed Stock Options                       Shares       Price       Shares        Total
-------------------                      --------     --------    --------     --------
Outstanding, beginning of year             84,579    $   14.94     112,662    $   15.37

Granted                                    26,000        20.09      12,500        15.25
Exercised                                  (7,115)       13.63      (4,783)       10.06
Canceled                                  (18,487)       14.42     (35,800)       17.07
                                         --------                 --------

Outstanding, end of year                   84,977    $   16.74      84,579    $   14.94
                                         ========                 ========

Options exercisable at year end            67,977    $   15.93      64,854    $   14.67
                                         ========                 ========

Weighted average fair value of
  options granted during the year                    $    3.93                $    2.04
                                                     =========                =========

      The following table summarizes information about stock options outstanding at April 30, 2000:

                                Options Outstanding                 Options Exercisable
                     ----------------------------------------     -----------------------
                                       Weighted
                                        Average      Weighted                    Weighted
                                       Remaining      Average                     Average
   Range of            Number         Contractual    Exercise       Number       Exercise
Exercise Price       Outstanding         Life          Price      Outstanding      Price
--------------       -----------      -----------    --------     -----------    --------
$11.80 - $14.81         30,750           4.02         $12.67        30,750        $12.67
$15.63 - $17.26         17,227           1.57         $16.72        16,227        $16.69
$19.98 - $21.01         37,000           4.94         $20.13        21,000        $20.11

      Shares reserved for future issuance at April 30, 2000 are comprised of the following:

      Shares issuable upon exercise of stock options under the
        Company's Non-Employee Director Stock Option Plan                 67,000

      Shares issuable under the Company's Non-Employee
        Director Stock Compensation Plan                                  21,448

      Shares issuable upon excise of stock options under
        the Company's stock incentive plan                               214,033

      Shares issuable under the Company's stock grant incentive plan       3,150
                                                                        --------

                                                                         305,631
                                                                        ========

      In accordance with APB Opinion No. 25, no compensation expense has been recognized for the employee stock option plans. Had the Company recorded compensation expense for the employee stock options based on the fair value at the grant date for awards in the years ended April 30, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:

                                                         2000           1999
                                                     -----------    -----------

      Net income (loss), as reported                 $    (2,085)   $   239,784
      Net income (loss), pro forma                       (46,670)       231,198
      Basic income (loss) per share, as reported              --            .22
      Basic income (loss) per share, pro forma              (.04)           .22
      Diluted income (loss) per share, as reported            --            .22
      Diluted income (loss) per share, pro forma            (.04)           .21

      For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2000 and 1999.

                                                        Years Ended April 30,
                                                      --------------------------

                                                         2000            1999
                                                      ---------        ---------

Dividend yield                                              0.0%            0.0%
Volatility                                          40.0%- 45.0%           20.7%
Risk-Free interest rate                                     5.5%            5.0%
Expected life                                             1 Year       1.5 Years

      Incentive Compensation Plan:

The Company has an incentive compensation plan among employees and members of the Board in order to promote shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company. Change in control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Company's plan provides for a payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price on the closing date, multiplied by 100,000 ("the aggregate payment amount"). The aggregate payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 12%).

6. Loans Payable:

                                                              April 30,
                                                      --------------------------

                                                        2000              1999
                                                      --------          --------

       Term loan, bank (a)                            $792,152          $837,668
       Installment loans, other                          4,736            13,443
                                                      --------          --------

                                                      $796,888          $851,111
                                                      ========          ========

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

      Annual maturities of debt is as follows:

              Years Ending
                April 30,                                Amount
              ------------                             ---------

                  2001                                 $  54,497
                  2002                                    54,195
                  2003                                    59,025
                  2004                                    64,149
                  2005                                    70,002
              Thereafter                                 495,020
                                                       ---------

                                                       $ 796,888
                                                       =========

7. Concentration of Credit Risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. The Company is affected by the economics of the Citrus industry due to its investments therein. Management does not believe significant credit risk exists at April 30, 2000.

8. Supplemental Disclosures of Cash Flow Information:

                                                          Years Ended
                                                           April 30,
                                                     ---------------------

                                                       2000          1999
                                                     -------       -------
      Cash paid during the year for:
        Interest                                     $71,263       $74,447
                                                     =======       =======

        Income taxes                                 $ 4,202       $    --
                                                     =======       =======

9. Commitments:

      a. Lease commitments

            The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

                  Years Ending
                    April 30,
                  ------------

                     2001                                       $1,104,000
                     2002                                          693,000
                     2003                                          602,000
                     2004                                          575,000
                     2005                                          567,000
                  Thereafter                                    12,066,000

      b. Employment agreements

            The Company has entered into one-year renewable employment agreements with two officers, which provide for annual salaries aggregating $290,000. The agreements provide for a one-time compensation payment of one-half of the current annual compensation in the event of a change in corporate control, as defined.

      c. Royalty agreement

            In connection with the sale of the Company's aerospace assets to Aviodyne (see Note 4), the Company is entitled to a 3% royalty on any revenues generated by Aviodyne as a result of the assets purchased from the Company. For the year ended April 30, 2000 no royalty payments had been earned.

10. Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

      The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 2000, based upon an independent third party appraisal report, is approximately $6,500,000 based on the Company's ownership percentage.

      The book value of the Company's loans payable approximates its fair value.

11. Termination Costs:

      The Company has incurred approximately $354,000 and $161,000, for the years ended April 30, 2000 and 1999, respectively, of legal, consulting and other related expenses in connection with the termination of the former CEO and President. These costs are included in "Termination Costs" in the statement of operations. The Company anticipates no additional costs in this matter.

12. Related Party Transactions:

      Services

      A director provided legal services to the Company for which he was compensated approximately $185,000 and $28,000 for the years ended April 30, 2000 and 1999, respectively.

13. Major Customers:

      For the year ended April 30, 2000 rental income from three tenants represented 18%, 14% and 12% of total rental income.

      For the year ended April 30, 1999 rental income from three tenants represented 18%, 15% and 10% of total rental income.

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

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table lists the name, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2000 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

                 Name & Principal Occupation or Employment                    Age    First Became a     Current Board
                                                                                        Director         Term Expires
---------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                            58          1996               2001
President, CEO, Treasurer, and Director of the Company

Peter Pitsiokos                                                               40          ---
Executive Vice President, Secretary & General Counsel of the Company

Frank D'Alessandro                                                            54          ---
Controller of the Company

Paul L. Lamb                                                                  54          1997               2000
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                               67          1977               2002
Consultant
Director of the Company

Nicholas Goudes                                                               79          1992               2000
Real Estate Investor
Director of the Company

Philip F. Palmedo                                                             66          1996               2001
Chairman of International Resources Group
Director of the Company

John H. Marburger III                                                         59          1996               2000
Director of Brookhaven National Laboratory
Director of the Company

Robert F. Friemann                                                            52          1998               2001
CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C.
Director of the Company

(b) Business Experience

Stephen V. Maroney, age 58, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 35 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 40, joined the Company in November 1992, is the Executive Vice President, and serves as the Company's Secretary and General Counsel. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Frank D'Alessandro, age 54, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 54, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 67, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Nicholas T. Goudes, age 79, was appointed to the Board of Directors in November 1992. He was previously employed by Gyrodyne from 1950 to 1955 and served as a member of the finance committee. Between 1953 & 1957 he was a Director and Vice President of Flowerfield Realty, Inc. and Helicopter Securities, Inc. A Director and Secretary/Treasurer of Piedmont Enterprises, a recreational and food service company, Mr. Goudes has extensive experience in management and real estate operations. From 1987 to 1991 Mr. Goudes served as a Director of North Carolina State University Foundation.

John H. Marburger III, age 59, was appointed to the Board of Directors in July 1996. Mr. Marburger was the former President of the State University of New York at Stony Brook (SUNY). During his stewardship of the University, SUNY established itself as a class A research center generating a substantial portion of its operating funds from grants. In addition, Mr. Marburger's business community outreach programs resulted in the creation of a high-tech business incubator and numerous collaborative programs. He is currently the Director of the Brookhaven National Laboratory as well as the President of Brookhaven Science Associates. He has a Ph.D. in Applied Physics from Stanford University.

Philip F. Palmedo , age 66, was appointed to the Board of Directors in July 1996, increasing the board to 9 members. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Robert F. Friemann, age 52, was appointed to the Board of Directors in October 1998. He is currently a CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C. Mr. Friemann has over 30 years of professional experience, most of which are with the firm. He provides auditing and accounting expertise to the construction, manufacturing and distribution industries and various not-for-profit organizations. Mr. Friemann is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. In addition, he has been an instructor for the New York State Society and is the author of numerous articles on issues including taxation, accounting and auditing.

(c) Compliance with Section 16(a) of the Exchange Act

A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 2000. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 P.V. failed to file timely reports.

Item 10 Compensation of Executive Officers and Directors

(a) Executive Compensation

During the fiscal years ended April 30, 2000 and April 30, 1999 three Directors or Officers received remuneration in excess of $100,000 in such capacity.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                              Long term Compensation
                                                                       ===================================
                                                Annual Compensation              Awards           Pay outs
                                               ===========================================================
                                                                                      Securities
                                                        Other Annual   Restricted     Underlying      LTIP
         Name and                    Salary    Bonus    Compensation      Stock     Options/LSARs    Payout      All Other
    Principal Position       Year      ($)      ($)          ($)        Award ($)        (#)           ($)     Compensation
---------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO               2000   176,269     0        4,875 (A)         0           7,500           0            0
President & CEO               1999    20,856     0            0             0               0           0            0
Dir. of Real Estate Devlp     1999    76,135     0       59,500 (A)         0           1,250           0            0

Peter Pitsiokos
Exec. V.P. and Secretary      2000   130,020     0       72,764 (B)         0           3,500           0            0

Dimitri P. Papadakos
Former President & CEO        1999   111,536     0       66,172 (C)         0               0           0            0

(A) Mr. Maroney received shares for his services as Company Director with a fair market value of $4,875 in FY00 and $14,500 in FY99. Pursuant to his Consulting Agreement with the Company in FY99, Mr. Maroney also received stock payments in lieu of cash with a fair market value of $45,000. The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits.

(B) Mr. Pitsiokos received 525 shares from stock awards granted in FY 98 with a value of $10,533 and 4,093 shares from options with SAR'S granted in FY95, 75% of which was amortized this fiscal year with a value of $61,942. In addition, he had compensation related to his auto lease of $289.

(C) The 1999 "Other Annual Compensation" represents the fair market value of 4,375 excess shares exercised on 8/7/98 and restricted until 2/5/99.

              AGGREGATED OPTION/LSAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/LSAR VALUES

                                                                  Number of Securities        Value of Unexercised
                                                                 Underlying Unexercised           In-the-Money
                                    Shares                         Options/LSAR's at            Options/LSAR's at
                                 Acquired on       Value             April 30, 2000            April 30, 2000 ($)
         Name                      Exercise      Realized      Exercisable/Unexercisable    Exercisable/Unexercisable
         ----                      --------      --------      -------------------------    -------------------------
Stephen V. Maroney                     --              --            12,000/4,750               $36,113/$1,807
President and CEO

Peter Pitsiokos                     4,618         $93,122             7,750/1,750                  $15,733/$0
Exec. V.P. and Secretary

(b) Compensation of Directors

In calendar year 1999, each Director was entitled to receive a fee of $7,500 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended. All compensation was paid in stock. For the calendar year 1999, shares of stock were issued in January of 2000. Reimbursement for travel and Company business related expenses will continue to be paid in cash. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

(c) Employment Contracts

(c-1) Effective June 25, 1999, the Company entered into one year renewable employment contracts with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. Their annual salaries were established at $175,000 and $115,000, respectively. The contracts provide for a severance payment equivalent to six months salary in the event of a change in control.

Item 11 Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 12, 2000 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 P.V., its only equity security.

                                         Type of        Number of    Percent of
          Name and Address              Ownership     shares Owned     Class
          ----------------              ---------     ------------     -----
K Capital Partners, LLC
441 Stuart Street, 6th Floor
Boston, Massachusetts 02116            Beneficial        142,550       12.76

Catherine Papadakos
Village on the Green
2481-C Oakleaf Lane
Clearwater, Florida 33763-1237         Beneficial        116,639       10.44

Gyrodyne Company of America, Inc.
St. James, NY  11780  (A)              Beneficial         78,346        7.01

Private Capital Management, Inc.
3003 Tamiami Trail North
Naples, Florida 33940                  Beneficial         67,186        6.01

Peter P. Papadakos
P.O. Box 3838
Reno, Nevada 89505                     Beneficial         61,008        5.46

            (A) As Gyrodyne has the authority to direct HSBC Holdings, the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 78,346 shares held by HSBC Holdings as Trustee for the Gyrodyne Pension Fund.

(b) In addition, the following table as of June 12, 2000 includes the outstanding voting securities beneficially owned by the executive officers and the directors, and the number of shares owned by directors and executive officers as a group.

                                                                            Shares of stock           Pct. of Common
                                                                              Beneficially             Stock Owned
                 Name & Principal Occupation or Employment                       Owned
--------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                              13,512                    1.21
President, CEO, Treasurer and Director of the Company

Peter Pitsiokos                                                                  9,756         (C)         (A)
Executive Vice President, Secretary & General Counsel of the Company

Paul L. Lamb                                                                     9,406         (D)         (A)
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                  6,745         (B)         (A)
Consultant
Director of the Company

Nicholas Goudes                                                                  7,957                     (A)
Real Estate Investor
Director of the Company

John H. Marburger III                                                            3,531                     (A)
Director of Brookhaven National Laboratory
Director of the Company

Philip F.Palmedo                                                                 7,466                     (A)
Chairman of International Resources Group
Director of the Company

Robert F. Friemann                                                               2,861                     (A)
CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C.
Director of the Company

All Directors and Executive
Officers as a Group (8 persons)                                                 61,234                    5.48

(A) Less than 1%.
(B) Does not include his wife's ownership of 1,638 shares in which he denies any beneficial interest.
(C) Does not include wife's and minor children's ownership of 447 shares in which he denies any beneficial interest.
(D) Includes 7,498 shares held by Lamb & Barnosky, LLP Profit Sharing Trust. Mr. Lamb is a trustee of the Profit Sharing Trust.

Item 12 Certain Relationships and Related Transactions

(a) Transactions with Management and Others

The former President, Director, and CEO, Dimitri P. Papadakos, was the only officer, director, or beneficial owner of more than 5% of the Company's common stock, or any relative or spouse of the foregoing persons, that had a direct or indirect interest in any transaction involving the Company or its subsidiaries which exceeded $60,000 in the past two years. His direct or indirect interest in the transactions involving the Company were approximately $80,000 in FY 1999.

(b) Certain Relationships and Transactions

The Company has engaged the firm of Lamb & Barnosky, LLP as outside legal counsel for a number of years. Director Lamb is a partner in the firm and its predecessor Cahn Wishod & Lamb, LLP, to which Gyrodyne paid legal fees of $184,395 and $27,511 in FY 2000 and FY 1999, respectively.

(c) Indebtedness of Management

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Financial Statements
      (1)   Independent Auditors' Reports
      (2)   Consolidated Balance Sheets as of April 30, 2000 and April 30, 1999
      (3) Consolidated Statements of Operations for the years ended April 30, 2000 and April 30, 1999
      (4) Consolidated Statement of Stockholder's Equity for the years ended April 30, 2000 and April 30, 1999
      (5) Consolidated Statements of Cash Flows for the years ended April 30, 2000 and April 30, 1999
      (6)   Notes to Consolidated Financial Statements
      (7)   Schedules

            (a) The information required by the following schedules has been included in the financial statements, is not applicable, or not required.
                  Schedule I, II, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.
            (b)   Reports on Form 8-K
                  None
            (c)   Exhibits
                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GYRODYNE COMPANY OF AMERICA, INC.

      SGD/ Stephen V. Maroney
      --------------------------------------------------------------------------
      Stephen V. Maroney, President, Treasurer, Director and Principal Executive Officer
      Date: July 28, 2000

      SGD/ Frank D'Alessandro
      --------------------------------------------------------------------------
      Frank D'Alessandro, Controller
      Date: July 28, 2000

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

      SGD/ John H. Marburger III
      --------------------------------------------------------------------------
      John H. Marburger III, Director
      Date: July 28, 2000

      SGD/ Philip F. Palmedo
      --------------------------------------------------------------------------
      Philip F. Palmedo, Director,
      Date: July 28, 2000

      SGD/ Stephen V. Maroney
      --------------------------------------------------------------------------
      Stephen V. Maroney, Director
      Date: July 28, 2000