Form 10QSB
period 2000-07-31
GYRODYNE COMPANY OF AMERICA INC
filed 2000-09-14
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the quarterly period ended                  JULY 31, 2000
                                     -------------------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ___________________ to ____________________

                                            Commission file number    0-1684
                                                                   -------------

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                               11-1688021
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                     102 Flowerfield, St. James, N.Y. 11780
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 584-5400
                        --------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. |X| No. |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes. |_| No. |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,117,583 Common $1 P.V. as of August 31, 2000

                            INDEX TO QUARTERLY REPORT
                           QUARTER ENDED JULY 31, 2000

                                                                       Seq. Page

Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Consolidated Balance Sheet                                                     3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Footnotes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis or Plan of Operation                      7

Part II - Other Information                                                    8

Signatures                                                                     8


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                July 31,
                                                                        2000
                                                                        ----
REAL ESTATE
 Rental property:
  Land                                                               $     4,746
  Building and improvements                                            4,645,857
  Machinery and equipment                                                334,626
                                                                     -----------
                                                                       4,985,229
 Less accumulated depreciation                                         3,499,085
                                                                     -----------
                                                                       1,486,144
                                                                     -----------
 Land held for development:
  Land                                                                   803,592
  Land development costs                                               1,281,417
                                                                     -----------
                                                                       2,085,009
                                                                     -----------

    Total real estate, net                                             3,571,153

CASH AND CASH EQUIVALENTS                                              1,130,065
RENT RECEIVABLE, net of allowance for doubtful accounts of $26,548        92,786
PREPAID EXPENSES AND OTHER ASSETS                                        209,403
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                 1,585,104
PREPAID PENSION COSTS                                                  1,675,537
                                                                     -----------

                                                                     $ 8,264,048
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses                               $   209,264
 Tenant security deposits payable                                        235,258
 Loans payable                                                           782,765
 Deferred income taxes                                                   874,543
                                                                     -----------
       Total liabilities                                               2,101,830
                                                                     -----------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; authorized 4,000,000 shares;
  1,531,086 shares issued and outstanding                              1,531,086
 Additional paid-in capital                                            7,545,360
 Deficit                                                                (535,967)
                                                                     -----------
                                                                       8,540,479
 Less cost of shares of common stock held in treasury                 (2,378,261)
                                                                     -----------
       Total stockholders' equity                                      6,162,218
                                                                     -----------

                                                                     $ 8,264,048
                                                                     ===========

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             July 31,
                                                             --------
                                                       2000             1999
                                                       ----             ----

REVENUE FROM RENTAL PROPERTY                       $   624,782      $   593,958
                                                   -----------      -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                                     99,064           91,593
  Operating and maintenance                            172,701          249,322
  Interest expense                                      16,835           17,848
  Depreciation                                          24,974           27,012
                                                   -----------      -----------
                                                       313,574          385,775
                                                   -----------      -----------

INCOME FROM RENTAL PROPERTY                            311,208          208,183
                                                   -----------      -----------

GENERAL AND ADMINISTRATIVE                             255,685          266,838
TERMINATION COST                                         2,115           16,096
                                                   -----------      -----------
                                                       257,800          282,934
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS                           53,408          (74,751)
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
  Aerospace (expense), net                                   0          (12,530)
  Income from oil investment, net                            0           37,991
  Interest income                                       10,450            8,574
                                                   -----------      -----------
                                                        10,450           34,035
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAX                         63,858          (40,716)

PROVISION (BENEFIT) FOR INCOME TAXES                    27,918          (14,821)
                                                   -----------      -----------

NET INCOME (LOSS)                                  $    35,940      $   (25,895)
                                                   ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                            $      0.03      $     (0.02)
                                                   ===========      ===========
  Diluted                                          $      0.03      $     (0.02)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                            1,117,583        1,092,279
                                                   ===========      ===========
    Diluted                                          1,126,445        1,092,279
                                                   ===========      ===========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     July 31,
                                                                     --------
                                                               2000           1999
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $    35,940    $   (25,895)
                                                            -----------    -----------
  Adjustments to reconcile net income (loss) to
    net cash (used in) operating activities:
      Depreciation and amortization                              24,974         27,012
      Bad debt expense                                            3,000          3,000
      Deferred income tax (benefit)                              25,543        (17,473)
      Non-cash compensation                                           0         24,021
      Pension (income)                                           (9,206)       (13,839)
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                     (15,558)       (34,564)
        Prepaid expenses and other assets                       (94,258)      (138,001)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                  (182,009)        20,813
        Tenant security deposits                                  7,199          6,912
                                                            -----------    -----------
      Total adjustments                                        (240,315)      (122,119)
                                                            -----------    -----------
      Net cash (used in) operating activities                  (204,375)      (148,014)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                  (72,361)       (51,699)
                                                            -----------    -----------
      Net cash (used in) investment activities                  (72,361)       (51,699)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                    (14,123)       (12,856)
  Proceeds from exercise of stock options                             0         39,486
                                                            -----------    -----------
      Net cash (used in) provided by financing activities       (14,123)        26,630
                                                            -----------    -----------

Net (decrease) in cash and cash equivalents                    (290,859)      (173,083)

Cash and cash equivalents at beginning of period              1,420,924      1,329,155
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 1,130,065    $ 1,156,072
                                                            ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 2000, and 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of April 30, 2000.

The results of operations for the three month periods ended July 31, 2000, and 1999 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                               Three Months Ended
                                                    July 31,
                                             2000              1999
----------------------------------------------------------------------
Basic                                      1,117,583         1,092,279
----------------------------------------------------------------------
Effect of dilutive securities                  8,862                 0
------------------------------------------============================
Diluted                                    1,126,445         1,092,279
------------------------------------------============================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Reclassification:

The current and prior year quarterly results from the Consolidated Statements of Operations reflect a separation of termination costs from general and administrative.


                                  Seq. Page 6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the first quarter ending July 31, 2000 reflect net income totaling $35,940 as compared to a net loss of $25,895 for the same period last year. Increased revenues from rental property in conjunction with reductions in rental property expenses and in general and administrative expenses contributed to a $128,159 improvement in income from operations.

Revenue from rental property amounted to $624,782 for the period and was $30,824 or 5% over last year's total of $593,958. Complimenting this improvement was a reduction in rental property expenses which totaled $313,574 and $385,775, respectively, for the first quarter of fiscal 2001 and 2000. In addition to an ongoing focus on cost containment, timing differences in accomplishing certain maintenance work during this quarter have accounted for the $72,201 or 19% improvement. Major contributing factors include reductions of $7,335 in salaries and benefits, $30,944 in building and ground maintenance, $13,972 in expenses associated with the fairgrounds operation, $6,849 in utilities and fuel and $12,522 in vehicle and equipment maintenance. Various other cost savings were also recognized during the period and were offset by a like amount increase of $7,471 in real estate taxes. As a result, income from rental property amounted to $311,208, a 49% increase of $103,025 over the prior year results of $208,183.

As noted above, general and administrative expenses were also reduced for the quarter and totaled $257,800 compared to $282,934 for the same period last year. Among the major contributing factors, there were decreases of $13,981 in costs associated with the termination of the former President and CEO, $15,298 in salaries and benefits and $18,931 in Directors' fees and corporate governance matters which were partially offset by increases of $5,751 in accounting fees, $5,042 in fees and outside services, and $10,185 in insurance premium costs.

Other income amounted to $10,450 and $34,035 in the first quarter of fiscal 2001 and 2000, respectively. The major portion of this decrease reflects the Company's sale and transfer of its oil and aerospace assets between reporting periods which account for $25,461 of the $23,585 difference; the remainder being $1,876 of increased interest income.

As of July 31, 2000, Marriott Senior Living Services, Inc. (MSLS) announced it was terminating their long term lease agreement to construct an assisted living facility on the Company's Flowerfield property. The Termination Agreement calls for the Company to receive a $150,000 fee as consideration for costs associated with the rezoning of a ten-acre site to accommodate the MSLS facility. Those funds, plus $13,285 in interest, were received in August and partially offset by approximately $76,000 in related expenses. While this development reduces our cash flow projections, it does not alter the current focus and scope of our expectations for the 326 acre Flowerfield property. That focus is clearly to unlock the value of Flowerfield and convert it into shareholder value in a timely fashion by expanding the scope of alternatives and considerations to achieve those goals.

Subsequent to the quarter closing, the Callery-Judge Grove announced a capital call to support its operations. As a 12.74% limited partner in the Grove, our contribution would have been $382,051. The Board of Directors elected not to participate, opting rather to support the Company's own efforts and operations. This decision will result in some dilution to our investment in the Grove Limited Partnership.


                                  Seq. Page 7

Part II Other Information

Items 1 through 5 are not applicable to the May 1, 2000, through July 31, 2000, period.

Item 6 Exhibits and Reports on Form 8-K
       (a) Exhibits required - None
       (b) Reports on Form 8-K - None were filed by the Company for the first quarter of FY 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GYRODYNE COMPANY OF AMERICA, INC.
                                  (Registrant)


Date: September 13, 2000          SGD/ Stephen V. Maroney
                                  -----------------------
                                  Stephen V. Maroney
                                  President, Chief Executive Officer and
                                  Treasurer


Date: September 13, 2000          SGD/ Frank D'Alessandro
                                  -----------------------
                                  Frank D'Alessandro
                                  Controller


                                  Seq. Page 8