Form 10QSB
period 2000-10-31
GYRODYNE COMPANY OF AMERICA INC
filed 2000-12-13
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended OCTOBER 31, 2000
                                                -----------------

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

                     102 Flowerfield, St. James, N.Y. 11780
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (631) 584-5400
                           ---------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of
each of the issuer's classes of common equity, as of
the latest practicable date: 1,117,583 Common $1 P.V. as of November 20, 2000
                             ------------------------------------------------


                                   Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED OCTOBER 31, 2000

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


                                   Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS
                                                                    October 31,
                                                                       2000
                                                                    -----------
REAL ESTATE
 Rental property:
   Land                                                             $     4,746
   Building and improvements                                          4,645,857
   Machinery and equipment                                              334,026
                                                                    -----------
                                                                      4,984,629
 Less accumulated depreciation                                        3,524,271
                                                                    -----------
                                                                      1,460,358
                                                                    -----------
 Land held for development:
   Land                                                                 803,592
   Land development costs                                             1,215,354
                                                                    -----------
                                                                      2,018,946
                                                                    -----------

      Total real estate, net                                          3,479,304

CASH AND CASH EQUIVALENTS                                             1,359,897
RENT RECEIVABLE, net of allowance for doubtful
   accounts of $29,548                                                  109,541
PREPAID EXPENSES AND OTHER ASSETS                                       130,947
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                1,585,104
PREPAID PENSION COSTS                                                 1,684,743
                                                                    -----------

                                                                    $ 8,349,536
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                             $   155,101
  Tenant security deposits payable                                      232,593
  Loans payable                                                         769,311
  Deferred income taxes                                                 937,319
                                                                    -----------
      Total liabilities                                               2,094,324
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000
   shares; 1,531,086 shares issued                                    1,531,086
 Additional paid-in capital                                           7,545,360
 Deficit                                                               (442,973)
                                                                    -----------
                                                                      8,633,473
  Less cost of shares of common stock held in
   treasury                                                          (2,378,261)
                                                                    -----------
      Total stockholders' equity                                      6,255,212
                                                                    -----------

                                                                    $ 8,349,536
                                                                    ===========

                      See notes to consolidated financial statements


                                   Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Six Months Ended             Three Months Ended
                                           October 31,                   October 31,
                                       2000           1999           2000           1999
                                       ----           ----           ----           ----
REVENUE FROM RENTAL PROPERTY        $1,204,679     $1,169,344     $  579,897     $  575,386

RENTAL PROPERTY EXPENSES:
  Real estate taxes                    198,128        183,186         99,064         91,593
  Operating and maintenance            320,186        448,861        147,485        197,697
  Interest expense                      33,595         35,624         16,760         17,776
  Depreciation                          50,160         50,390         25,186         25,220
                                    ----------     ----------     ----------     ----------
                                       602,069        718,061        288,495        332,286
                                    ----------     ----------     ----------     ----------

INCOME FROM RENTAL PROPERTY            602,610        451,283        291,402        243,100
                                    ----------     ----------     ----------     ----------

GENERAL AND ADMINISTRATIVE             487,516        591,313        231,831        324,475


TERMINATION COST                         2,115         70,902              0         54,806
                                    ----------     ----------     ----------     ----------
                                       489,631        662,215        231,831        379,281
                                    ----------     ----------     ----------     ----------

INCOME/(LOSS) FROM OPERATIONS          112,979       (210,932)        59,571       (136,181)
                                    ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Lease termination income, net         87,406              0         87,406              0
  Aerospace income, net                      0         26,459              0         38,989
  Income from oil investment, net            0         51,096              0         13,105
  Gain on sale of oil investment             0        360,000              0        360,000
  Interest income                       20,413         19,128          9,963         10,554
                                    ----------     ----------     ----------     ----------
                                       107,819        456,683         97,369        422,648
                                    ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAX               220,798        245,751        156,940        286,467

PROVISION FOR INCOME TAXES              91,864        102,482         63,946        117,303
                                    ----------     ----------     ----------     ----------

NET INCOME                          $  128,934     $  143,269     $   92,994     $  169,164
                                    ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE:
  Basic                             $     0.12     $     0.13     $     0.08     $     0.15
                                    ==========     ==========     ==========     ==========
  Diluted                           $     0.11     $     0.13     $     0.08     $     0.15
                                    ==========     ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                            1,117,583      1,098,219      1,117,583      1,104,159
                                    ----------     ----------     ----------     ----------
    Diluted                          1,123,644      1,108,101      1,120,844      1,123,923
                                    ==========     ==========     ==========     ==========

                      See notes to consolidated financial statements


                                   Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                October 31,
                                                          ------------------------
                                                             2000         1999
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                               $  128,934    $  143,269
                                                          ----------    ----------
 Adjustments to reconcile net income to net
  cash provided by/(used in)operating activities:
  Depreciation and amortization                               50,160        54,074
  Bad debt expense                                             6,000        10,000
  Deferred income tax provision                               88,319        98,661
  Non-cash compensation                                            0       229,969
  Pension (income)                                           (18,412)      (27,677)
  Write off of land development costs                         75,879             0
  Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                       (35,313)      (61,105)
   Prepaid expenses and other assets                         (15,802)     (101,610)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                    (236,172)      (13,404)
   Tenant security deposits                                    4,534        19,982
                                                          ----------    ----------
  Total adjustments                                          (80,807)      208,890
                                                          ----------    ----------
  Net cash provided by operating activities                   48,127       352,159
                                                          ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land development costs                      (51,509)            0
  Acquisition of property, plant and equipment               (30,068)     (163,009)
                                                          ----------    ----------
   Net cash (used in) investment activities                  (81,577)     (163,009)
                                                          ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                 (27,577)      (26,451)
  Proceeds from exercise of stock options                          0        39,486
                                                          ----------    ----------
   Net cash (used in)/provided by financing activities       (27,577)       13,035
                                                          ----------    ----------

Net (decrease)/increase in cash and cash equivalents         (61,027)      202,185

Cash and cash equivalents at beginning of period           1,420,924     1,329,155
                                                          ----------    ----------
Cash and cash equivalents at end of period                $1,359,897    $1,531,340
                                                          ==========    ==========

                      See notes to consolidated financial statements


                                   Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended October 31, 2000, and 1999.

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

The results of operations for the three and six month periods ended October 31, 2000, and 1999 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                 Six months ended        Three Months Ended
                                     October 31,             October 31,
                                  2000        1999        2000        1999
--------------------------------------------------------------------------------
Basic                           1,117,583   1,098,219   1,117,583   1,104,159
--------------------------------------------------------------------------------
Effect of dilutive securities       6,061       9,882       3,261      19,764
--------------------------------------------------------------------------------
Diluted                         1,123,644   1,108,101   1,120,844   1,123,923
--------------------------------================================================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Reclassification:

The current and prior year quarterly results from the Consolidated Statements of Operations reflect a reclassification of termination costs from general and administrative.


                                   Seq. Page 6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the second quarter ending October 31, 2000, reflect net income of $92,994 compared to the $169,164 posted for the same period last year. Several nonrecurring events took place during these two reporting periods which impacted the Company's financial results. In the second quarter of last year, the Company received proceeds of $410,100 related to the sale of its oil investments and the disposal of the defunct helicopter division. Likewise, during this current reporting period ending October 31, 2000, Gyrodyne recognized net proceeds of $87,406 in connection with the termination of a lease agreement with Marriott Senior Living Services (MSLS). Giving consideration to these two items, prior year results benefited by $322,694 over the current year period.

Net income for the six months ending October 31, 2000, amounted to $128,934 compared to $143,269 for the like period last year. These results were impacted by the nonrecurring events discussed above.

Diluted per share earnings amounted to $0.08 and $0.11 for the three and six month periods ended October 31, 2000, respectively, compared to $0.15 and $0.13 for the comparative periods from the prior year, respectively.

Revenue from rental property amounted to $579,897 for the current quarter and $575,386 for the same period last year. Revenues for the six month period totaled $1,204,679 as compared to $1,169,344 last year.

Rental property expenses amounted to $288,495 for the three months ending October 31, 2000 compared to $332,286 for the same period last year. Expenses totaled $602,069 and $718,061 for the first six months of 2000 and 1999, respectively. Major contributing factors for the three and six month periods include reductions in salary expense totaling $29,842 and $40,887; building maintenance, $9,886 and $42,837; fairgrounds expense, $1,695 and $15,667; equipment maintenance, $11,118 and $21,990; respectively.

As a result of the foregoing, income from rental property for the quarter ending October 31, 2000 amounted to $291,402 compared to $243,100 for the same period last year. Similarly, income for the six months ending October 31, 2000 and 1999 amounted to $602,610 and $451,283, respectively.

General and administrative expenses amounted to $231,831 for the quarter and $487,516 for the six months ending October 31, 2000, compared to $324,475 and $591,313 for the same periods last year, respectively. While salary expense was comparable for the quarter, it was $25,501 below last year's total for the six month period; stock option compensation was also $39,680 and $16,031 less than the prior year's three and six month periods, respectively. Directors' fees declined by $18,412 and $34,606 for the three and six month reporting periods as did corporate governance which reflected decreases of $15,536 and $18,273, respectively. Professional fees also decreased by $17,991 in this current quarter and by $12,279 for the six months ended.

There were no expenses related to the termination of the Company's former president during the current quarter which amounted to $54,806 during the same period last year. Six month results include termination expenses of $2,115 and $70,902 for the period ending October 31, 2000, and 1999, respectively.

Overall, income from operations improved in both reporting periods. For the three months ended October 31, 2000, the Company recorded a profit of $59,571 which compares to a loss of $136,181 for the same period last year. For the six months ended October 31, 2000, the Company recorded income of $112,979 compared to a loss of $210,932 last year.

Other income, which includes the nonrecurring items discussed above, amounted to $97,369 and $422,648 for the quarter ending October 31, 2000 and 1999, respectively. Income for the six month periods totaled $107,819 and $456,683, respectively.


                                   Seq. Page 7

As of October 31, 2000, the Company had cash and cash equivalents of $1,359,897 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Also, as of statement date, capitalized expenses associated with the Company's Flowerfield property were carried at $1,215,354.

The results of operations for both the quarter and six months ending October 31, 2000, are not necessarily indicative of nor should they be used to project full year or future results.

Part II Other Information

Items 1 through 5 are not applicable to the August 1, 2000, through October 31, 2000, period.

Item 6 Exhibits and Reports on Form 8-K
      (a) Exhibits required - None
      (b) Reports on Form 8-K - None were filed by the Company for the second quarter of FY 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GYRODYNE COMPANY OF AMERICA, INC.
                                  (Registrant)


Date: December 1, 2000                  SGD/ Stephen V. Maroney
                                        -----------------------
                                        Stephen V. Maroney
                                        President, Chief Executive Officer
                                        and Treasurer


Date: December 1, 2000                  SGD/ Frank D'Alessandro
                                        -----------------------
                                        Frank D'Alessandro
                                        Controller


                                   Seq. Page 8