Form 10QSB
period 2001-01-31
GYRODYNE COMPANY OF AMERICA INC
filed 2001-03-09
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2001

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

                     102 Flowerfield, St. James, N.Y. 11780
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (631) 584-5400
                          ------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,118,311 Common $1 P.V. as of February 15, 2001


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED JANUARY 31, 2001

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


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                               January 31,
------                                                                   2001
                                                                     -----------
REAL ESTATE
   Rental property:
   Land                                                              $     4,746
   Building and improvements                                           4,645,857
   Machinery and equipment                                               334,026
                                                                     -----------
                                                                       4,984,629
 Less accumulated depreciation                                         3,549,458
                                                                     -----------
                                                                       1,435,171
                                                                     -----------
 Land held for development:
   Land                                                                  803,592
   Land development costs                                              1,293,820
                                                                     -----------
                                                                       2,097,412
                                                                     -----------
      Total real estate, net                                           3,532,583

CASH AND CASH EQUIVALENTS                                              1,356,681
RENT RECEIVABLE, net of allowance for doubtful accounts of $32,548        68,568
PREPAID EXPENSES AND OTHER ASSETS                                        210,777
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                 1,585,104
PREPAID PENSION COSTS                                                  1,693,949
                                                                     -----------

                                                                     $ 8,447,662
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                              $   155,980
  Tenant security deposits payable                                       247,784
  Loans payable                                                          755,453
  Deferred income taxes                                                  972,039
                                                                     -----------
      Total liabilities                                                2,131,256
                                                                     -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued                                            1,531,086
 Additional paid-in capital                                            7,553,675
 Deficit                                                                (394,280)
                                                                     -----------
                                                                       8,690,481
  Less cost of shares of common stock held in treasury                (2,374,075)
                                                                     -----------
     Total stockholders' equity                                        6,316,406
                                                                     -----------

                                                                     $ 8,447,662
                                                                     ===========

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine Months Ended                     Three Months Ended
                                                     January 31,                            January 31,
                                               2001              2000                 2001                2000
                                            ----------        -----------         -----------         -----------
REVENUE FROM RENTAL PROPERTY                $1,832,151        $ 1,751,996         $   627,472         $   582,652
                                            ----------        -----------         -----------         -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                            300,226            279,760             102,098              96,574
  Operating and maintenance                    476,926            604,337             156,740             155,476
  Interest expense                              50,087             53,151              16,492              17,527
  Depreciation                                  75,347             75,710              25,187              25,320
                                            ----------        -----------         -----------         -----------
                                               902,586          1,012,958             300,517             294,897
                                            ----------        -----------         -----------         -----------

INCOME FROM RENTAL PROPERTY                    929,565            739,038             326,955             287,755
                                            ----------        -----------         -----------         -----------

GENERAL AND ADMINISTRATIVE                     739,213            879,276             251,697             287,963
TERMINATION COST                                 2,115             86,861                   0              15,959
                                            ----------        -----------         -----------         -----------
                                               741,328            966,137             251,697             303,922
                                            ----------        -----------         -----------         -----------

INCOME/(LOSS) FROM OPERATIONS                  188,237           (227,099)             75,258             (16,167)
                                            ----------        -----------         -----------         -----------

OTHER INCOME (EXPENSE):
  Lease termination income, net                 87,035                  0                (371)                  0
  Aerospace income, net                              0             22,848                   0              (3,611)
  Income from oil investment, net                    0             51,225                   0                 129
  Gain on sale of oil investment                     0            360,000                   0                   0
  Interest income                               32,325             32,249              11,912              13,121
                                            ----------        -----------         -----------         -----------
                                               119,360            466,322              11,541               9,639
                                            ----------        -----------         -----------         -----------

INCOME/(LOSS) BEFORE INCOME TAX                307,597            239,223              86,799              (6,528)

PROVISION/(BENEFIT) FOR INCOME TAXES           129,969            100,590              38,105              (1,892)
                                            ----------        -----------         -----------         -----------

NET INCOME/(LOSS)                           $  177,628        $   138,633         $    48,694         ($    4,636)
                                            ==========        ===========         ===========         ===========

NET INCOME/(LOSS) PER COMMON SHARE:
   Basic                                    $     0.16        $      0.13         $      0.04         ($     0.00)
                                            ==========        ===========         ===========         ===========
   Diluted                                  $     0.16        $      0.13         $      0.04         ($     0.00)
                                            ==========        ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
   Basic                                     1,117,638          1,101,807           1,117,749           1,108,982
                                            ==========        ===========         ===========         ===========
   Diluted                                   1,126,856          1,108,395           1,133,280           1,108,982
                                            ==========        ===========         ===========         ===========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                       January 31,
                                                                2001                2000
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   177,628         $   138,633
                                                            -----------         -----------
  Adjustments to reconcile net income to net
    cash provided by/(used in) operating activities:
      Depreciation and amortization                              80,744              73,843
      Bad debt expense                                            9,000              13,000
      Deferred income tax provision                             123,039              96,026
      Non-cash compensation                                      12,501             357,095
      Pension (income)                                          (27,618)            (41,516)
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                                  (54,097)           (169,758)
        Accounts receivable                                       2,660             (23,112)
        Prepaid expenses and other assets                       (95,632)           (137,558)
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                  (235,293)           (166,468)
        Tenant security deposits                                 19,725              16,424
                                                            -----------         -----------
      Total adjustments                                        (164,971)             17,976
                                                            -----------         -----------
      Net cash provided by operating activities                  12,657             156,609
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                  (35,465)            (95,640)
                                                            -----------         -----------
      Net cash (used in) investment activities                  (35,465)            (95,640)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                    (41,435)            (39,882)
  Proceeds from exercise of stock options                             0              45,396
                                                            -----------         -----------
      Net cash (used in)/ provided by financing activities      (41,435)              5,514
                                                            -----------         -----------

Net (decrease) increase in cash and cash equivalents            (64,243)             66,483

Cash and cash equivalents at beginning of period              1,420,924           1,329,155
                                                            -----------         -----------

Cash and cash equivalents at end of period                  $ 1,356,681         $ 1,395,638
                                                            ===========         ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 2001, and 2000.

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

The results of operations for the three and nine month periods ended January 31, 2001, and 2000 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                                  Nine months ended             Three Months Ended
                                                      January 31,                   January 31,
                                                 2001            2000           2001           2000
--------------------------------------------------------------------------------------------------------
      Basic                                   1,117,638       1,101,807      1,117,749      1,108,982
--------------------------------------------------------------------------------------------------------
      Effect of dilutive securities               9,218           6,588         15,531              0
--------------------------------------------------------------------------------------------------------
      Diluted                                 1,126,856       1,108,395      1,133,280      1,108,982
--------------------------------------------============================================================

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


                                  Seq. Page 6

Item 2 Management's Discussion and Analysis or Plan of Operation

A)    Not applicable.

B) Management's Discussion and Analysis of Financial Condition and Results of Operation

Results for the third quarter ending January 31, 2001, reflect net income of $48,694 compared to a net loss of $4,636 for the same period last year. Net income for the nine months then ended totaled $177,628 compared to the $138,633 posted for the same period last year.

The nine month results continue to include nonrecurring events in both fiscal reporting periods. This year, $87,035 in income from the termination of a lease agreement with Marriott Senior Living Services is included in other income while last year's results reflected $360,000 from the sale of our aging oil investments and $50,100 relating to the disposal of Gyrodyne's defunct helicopter division.

Diluted per share earnings amounted to $0.04 and $0.16 for the three and nine month periods ended January 31, 2001, respectively, compared to $0.00 and $0.13 for the same periods last year, respectively.

Revenue from rental property continues to show improvement and amounted to $627,472 for the current quarter compared to $582,652 for the like period last year, an improvement of $44,820 or 8%. Revenues for the nine month period totaled $1,832,151, a 4.5% improvement over the $1,751,996 recorded last year and is attributable to increased rentals and a higher occupancy rate.

Rental property expenses reflect a slight increase for the quarter when compared to the prior year, and for the most part, is attributable to a $5,524 increase in real estate tax expense. Total expense amounted to $300,517 for the three months ending January 31, 2001 compared to $294,897 last year. Nine month figures continue to reflect cost containment and efficiency measures previously reported and amounted to $902,586 compared to the $1,012,958 recorded last year. This reduction of $110,372 includes decreases of $31,324 in salaries and benefits, $66,195 in building and ground maintenance, $19,892 in utility maintenance and repair, and $27,468 in vehicle and equipment maintenance. These improvements were partially offset by increases in real estate taxes and insurance premiums of $20,466 and $10,480, respectively.

As a result of the foregoing, income from rental property amounted to $326,955 and $929,565 for the three and nine month periods ending January 31, 2001. This level of performance reflects favorably by comparison to the same periods last year when rental property income amounted to $287,755 and $739,038, respectively. The current nine month results represent a $190,527 improvement (26%) over last year and exceed the income from rental property for the entire fiscal year 1999.

Mirroring the reductions associated with the rental property expenses, general and administrative expenses declined by $52,225 and $224,809 for the three and nine month reporting periods and amounted to $251,697 and $741,328, respectively. Prior year expenses associated with the termination of employment of the Company's former President accounted for $15,959 and $84,746 of this year's reduction for the three and nine month periods. Additionally, salaries and benefits declined by $51,654 and $110,300 for the three and nine month periods; directors fees, which were fairly flat for the quarter, are $32,996 below last year for the nine months; and corporate governance expense decreased by $22,552 and $40,825, respectively. Offsetting these reductions, the Company had increased expenses for legal and consulting services of $30,494 and $21,201 for the three and nine month periods.

Income from operations, which includes the above general and administrative expenses, totaled $75,258 for the quarter compared to a loss of $16,167 last year. For the nine months ending January 31, 2001, the Company recorded income of $188,237 as compared to a loss of $227,099 the prior year.

Other income, which includes the nonrecurring items discussed earlier in this report, amounted to $11,541 and $9,639 for the quarter ending January 31, 2001 and 2000, respectively, and $119,360 and $466,322 for the nine month reporting periods, respectively.

As of January 31, 2001 the Company had cash and cash equivalents of $1,356,681 and anticipates having the capacity to fund its normal operating and administrative expenses and its regular debt service requirements. Working capital amounted to $1,142,817 as of the reporting date.


                                  Seq. Page 7

The results of operations for both the three and nine months ending January 31, 2001 are not necessarily indicative of, nor should they be used to project full year or future results.

In other developments, the Company is reporting the termination of an Agreement to Lease with Trammel Crow Residential (TCR) for the construction of luxury apartments. The Agreement, which was originally signed in 1998, required that the appropriate zoning be in place by December, 2000 to accommodate the apartments. Since that did not occur, both parties mutually agreed to cancel the Agreement; Gyrodyne believes this to be in the Company's best interest based on its current direction.

Additionally, pursuant to a Manufacturing License Agreement, Dornier GmbH, Germany, has advised the Company of its intention to exercise an option to acquire the manufacturing rights to Gyrodyne's helicopter technology. Although there is no guarantee that this transaction will be completed, the execution of the option could yield in excess of $1 million to the Company.

Part II Other Information

Items 1 through 3 are not applicable to the November 1, 2000 through January 31, 2001 period.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting was held on January 19, 2001. On each matter submitted to shareholders, the votes were as follows:

                                            Votes For         Votes Withheld
                                            ---------         --------------
To elect two Directors
to serve for a term of three years
and until his successor shall be
elected and shall qualify:

1. Paul L. Lamb                              781,869             213,141

2. John H. Marburger III                     703,515             291,495

Messrs. Maroney, Friemann, Palmedo and Beyer continue to serve as Directors in accordance with their terms of office.

                                              For        Against      Abstain
                                              ---        -------      -------
To ratify the engagement of Holtz,
Rubenstein & Co., LLP as certified
public accountants for the current
fiscal year                                  798,600     182,599      13,811

Item 5 and 6 are not required for the November 1, 2000 through January 31, 2001 period.


                                  Seq. Page 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GYRODYNE COMPANY OF AMERICA, INC.
                                       (Registrant)


Date: February 26, 2001         SGD/ Stephen V. Maroney
                                -----------------------
                                Stephen V. Maroney
                                President, Chief Executive Officer and Treasurer


Date: February 26, 2001         SGD/ Frank D'Alessandro
                                -----------------------
                                Frank D'Alessandro
                                Controller


                                  Seq. Page 9