Form 10KSB
period 2001-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 2001-07-26
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 2001.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the transition period from.............to .................

      Commission file number 0-1684

                        GYRODYNE COMPANY OF AMERICA, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

             NEW YORK                                    11-1688021
             --------                                    ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

     102 FLOWERFIELD, ST. JAMES, NY                        11780
     ------------------------------                        -----
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

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $2,445,899

The aggregate market value of the 983,948 shares of voting stock held by non-affiliates of the registrant on June 12, 2001 was $17,711,064. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's Common $1.00 par value stock as of June 12, 2001 was 1,118,311.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy statement to be filed pursuant to regulation 14A for the FY 2001 annual meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                              INDEX TO FORM 10-KSB
                                FISCAL YEAR 2001

ITEM #                                                                                                PAGE
------                                                                                                ----
PART I
            1 -Business                                                                                 3
            2 -Properties                                                                               4
            3 -Legal Proceedings                                                                        4
            4 -Submission of Matters to a Vote of Security Holders                                      4

PART II
            5 -Market for Registrant's Common Stock and Related Stockholders' Matters                   5
            6 -Management's Discussion and Analysis of Financial Position and Results of Operations     5
            7 -Financial Statements and Supplementary Data                                              6
               Independent Auditors' Reports                                                            7
               Consolidated Balance Sheets                                                              8
               Consolidated Statements of Operations                                                    9
               Consolidated Statement of Stockholders' Equity                                          10
               Consolidated Statements of Cash Flows                                                   11
               Notes to Consolidated Financial Statements                                              12
            8 -Changes in and Disagreements on Accounting and Financial Data                           22

PART III
            9 -Directors and Executive Officers of Registrant                                          23
           10 -Compensation of Executive Officers and Directors                                        25
           11 -Security Ownership of Certain Beneficial Owners and Management                          26
           12 -Certain Relationships and Transactions                                                  28
           13 -Exhibits, Financial Statement Schedules, and Reports on Form 8K                         28
               Signatures                                                                              29

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

Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began subdividing and renting out its vacant manufacturing facilities which occupy only a small portion of the total acreage. During fiscal 2000 the Company disposed of the last vestiges of the aerospace division in an agreement with Aviodyne, Inc. of California.

In recent years the Company has concentrated its efforts on the development of its real estate holdings in St. James. Today, the converted buildings consist of approximately 202,000 square feet housing 73 tenants in space suitable for office, engineering, manufacturing, and warehouse use.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

(b)   Business of Issuer

The Company manages its real estate operation, which is its major source of revenue, and is a passive investor as a limited partner in the Callery Judge Grove in Palm Beach County, Florida. It has a total of 16 employees, 15 full time and 1 part time, involved in support of the real estate operation.

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

In June 1996 the Board of Directors adopted a preliminary Master Plan for development of Flowerfield. Because of change of zone requirements, implementation of any development plan should not be viewed as a short term project. Various themes and uses have already resulted in several drafting revisions and the obvious result of timing delays. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted -- all with no significant adverse findings. Alternatively, Management and the Board of Directors have opted to explore various other scenarios to developing the land and have previously announced considering the sale of the Company itself to achieve recognition of shareholder value.

Citrus Grove

The original limited partner investment of $1.1 million, which was made in 1965, has over the years yielded distributions of approximately $5.5 million and is carried on the books of the Company at $1,585,104. The Company's initial participation through its wholly owned subsidiary, Flowerfield Properties, Inc., represented a 20% interest in the Callery Judge Grove. Based on three subsequent capital infusions in which the Company did not participate, our share is now approximately 10.93%. Although Management has determined that development of the Callery-Judge Grove is in the best interests of the Partnership, the requirement to invest in achieving shareholder value from the Flowerfield property far outweighs this alternative investment opportunity.

The Company's investment in the Grove only changes when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 2001, and the Company does not anticipate receiving any distributions from the Grove in the near future. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000.

Aerospace

During the prior year, the defunct helicopter manufacturing division was disposed of via an Asset Purchase Agreement with Aviodyne, Inc. of California. Terms of the agreement called for the transfer of the proprietary interest, parts inventory, and drawings to Aviodyne and their assumption of all technical support requirements in Gyrodyne's Technology Transfer Agreement with Dornier GmbH, Germany. A cash payment of $50,100 was received by the Company as part of the Aviodyne agreement. The Company also retained its rights to a $1,240,000 payment in the event Dornier executed an option to acquire manufacturing rights to Gyrodyne technology. During April 2001, that option was exercised and the Company received net proceeds of approximately $1 million after related expenses.

Item 2 Description of Property

(c)   Description of Real Estate and Operating Data

GCA owns a 326 acre tract of land located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of rental space and maintains its corporate office on site.

The land is carried on the Company's books at cost in the amount of $808,338 while the buildings and improvements are carried at a depreciated cost of $1,341,961. At the current time, the property and buildings, except for Building #7 and the surrounding 6 1/2 acres which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The principal balance of the mortgage as of April 30, 2001 is $742,392.

The average age of all the buildings is approximately 41 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed, and well maintained.

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

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal Year 2001.

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

--------------------------------------------------------------------------------
         Quarter Ended                                   Bid Price   Asked Price
         -------------                                      Low          High
--------------------------------------------------------------------------------
          Fiscal 2000
--------------------------------------------------------------------------------
July 31, 1999                                              $13.63       $22.38
--------------------------------------------------------------------------------
October 31, 1999                                           $19.50       $20.19
--------------------------------------------------------------------------------
January 31, 2000                                           $16.25       $20.63
--------------------------------------------------------------------------------
April 30, 2000                                             $17.25       $22.69
--------------------------------------------------------------------------------
          Fiscal 2001
--------------------------------------------------------------------------------
July 31, 2000                                              $15.13       $19.88
--------------------------------------------------------------------------------
October 31, 2000                                           $10.63       $20.50
--------------------------------------------------------------------------------
January 31, 2001                                           $15.50       $21.48
--------------------------------------------------------------------------------
April 30, 2001                                             $14.75       $18.89
--------------------------------------------------------------------------------

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                                          Number of Holders
      Title of Class                                     as of June 12, 2001
      --------------                                     -------------------
      Common Stock, $1.00 Par Value                              1,450

(c)   There were no dividends declared in the current or prior fiscal year.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company continued to show improved earnings from its real estate operation throughout fiscal 2001. Increased rental revenues coupled with decreased expenses associated with the rental property accounted for the improvement.

For the twelve month period ending April 30, 2001, revenue from rental property amounted to $2,445,899 as compared to the $2,326,705 posted in the prior year. This 5 percent increase reflects efforts to bring existing and new leases in line with our evaluation of market conditions and a higher occupancy rate. At the same time, rental property expenses which have been the focus for containment and efficient oversight, declined from $1,311,277 last year to $1,223,337 for this 12 month reporting period. Salaries and benefits accounted for $25,532 of the decrease, maintenance on buildings and grounds for $79,777, equipment maintenance $14,078, and interest expense declined by $5,308. Overall, these savings were partially offset by an increase of $25,017 in real estate taxes and other nominal increases in various expense categories including heating and air conditioning repairs and utilities.

Based on the foregoing, income from rental property reached $1,222,562 for the current year as compared to $1,015,428 for the prior 12 month period representing a $207,134 or 20 percent improvement. These record earnings for the year take on even greater proportions when compared to the results from 2 and 3 years prior and reflect improvements of $301,920 (33 percent) and $472,469 (63 percent), respectively.

General and administrative expenses increased to $1,191,859 for fiscal 2001 compared to $1,149,998 the prior year. Legal and consulting expenses for the year include $150,000 for the completion of ongoing 2001 projects and approximately $94,000 for various matters related to our pursuit of maximizing shareholder value. Insurance costs also escalated by approximately $15,000. Partially offsetting these items were a decrease in salaries and benefits of $115,400 and corporate governance of $47,176. The salary and benefit reduction included a decrease of $87,933 in stock option compensation. Income from our Company Pension Plan also declined by $18,528.

Expenses associated with the termination of the Company's former President accounted for $353,799 in the prior year as compared to $2,115 for the current reporting period.

Other income totaled $1,045,885 for the 12 months ending April 30, 2001 and $474,284 for the prior year. Both reporting periods included nonrecurring events. This year's results include a payment of $1,240,000 from Dornier GmbH in connection with their executing an option to obtain the manufacturing rights to Gyrodyne's helicopter technology. After related expenses, net proceeds from this transaction amounted to $1,034,491. Fiscal 2001 also includes $33,841 in net expenses related to the termination of three leases. For the prior year, earnings of $408,310 from the sale and income from certain oil investments in Texas and $21,038 from aerospace activities were reflected. Both periods included interest income which amounted to $40,585 and $44,936 in fiscal 2001 and 2000, respectively.

Income before tax amounted to $1,074,473 for the 12 months ending April 30, 2001 compared to a pretax loss of $14,085 for the prior year. Net income totaled $695,763 compared to a net loss of $2,085 for April 30, 2001 and 2000, respectively.

Earnings per share amounted to $.62 for fiscal 2001 compared to $.00 in 2000.

As of April 30, 2001, the Company had cash and cash equivalents of $2,688,838 and working capital of $1,969,651 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. With regard to inflationary effects on its business results, the Company maintains a policy that multi-year leases contain cost pass-through provisions for increases in real estate taxes, fuel costs, insurance, cartage and security services, as applicable. Rental revenues and income from the Callery-Judge Grove investment are subject to fluctuations in market conditions and the general economy.

Subsequent to our fiscal year end and on July 12, 2001, K Capital Partners, LLC, whose holdings of Gyrodyne common stock amount to 142,550 shares (12.75%) filed an amended Form 13D. In their filing, they announced their intention to acquire all of the outstanding equity of Gyrodyne Company of America, Inc. They outline in their proposal that "... current shareholders would have the option to receive either $19.00 per share in cash or a zero coupon bond with a face value of $32.00 per share with a balloon maturity four years from issuance. The issuance of the zero coupon bonds would be conditioned upon a sufficient number of shareholders electing that option so that bonds representing at least $5.0 million aggregate principle would be issued."

The Company announced on July 16, 2001 that Chatsworth Securities, LLC, a Greenwich, Connecticut investment banking firm had been engaged to contact K Capital to explore and clarify various aspects of the proposal.

Item 7 Financial Statements and Supplementary Data

See following pages.

                          Independent Auditors' Report

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 21, 2001

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    April 30,
                                                           ---------------------------
           ASSETS                                              2001            2000
           ------                                          -----------     -----------
REAL ESTATE (Note 6):
   Rental property:
     Land                                                  $     4,746     $     4,746
     Building and improvements                               4,653,919       4,611,320
     Machinery and equipment                                   254,390         338,495
                                                           -----------     -----------
                                                             4,913,055       4,954,561
   Less accumulated depreciation                             3,500,473       3,474,111
                                                           -----------     -----------
                                                             1,412,582       1,480,450
                                                           -----------     -----------
   Land held for development:
     Land                                                      803,592         803,592
     Land development costs                                  1,215,546       1,239,724
                                                           -----------     -----------
                                                             2,019,138       2,043,316
                                                           -----------     -----------

       Total real estate, net                                3,431,720       3,523,766

CASH AND CASH EQUIVALENTS (Note 6)                           2,688,838       1,420,924
RENT RECEIVABLE, net of allowance for doubtful
   accounts of $50,000 and $23,500, respectively                20,930          80,228
PREPAID EXPENSES AND OTHER ASSETS                              136,655         115,145
INVESTMENT IN CITRUS GROVE PARTNERSHIP                       1,585,104       1,585,104
PREPAID PENSION COSTS (Note 3)                               1,703,155       1,666,331
                                                           -----------     -----------

                                                           $ 9,566,402     $ 8,391,498
                                                           ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
   Accounts payable and accrued expenses                   $   523,152     $   391,273
   Tenant security deposits payable                            246,516         228,059
   Loans payable (Note 6)                                      742,392         796,888
   Deferred income taxes (Note 2)                            1,234,000         849,000
                                                           -----------     -----------
       Total liabilities                                     2,746,060       2,265,220
                                                           -----------     -----------

COMMITMENTS (Notes 3 and 9)

STOCKHOLDERS' EQUITY: (Note 5)
   Common stock, $1 par value; authorized 4,000,000
     shares; 1,531,086 shares issued and outstanding         1,531,086       1,531,086
   Additional paid-in capital                                7,539,475       7,545,360
   Retained earnings (deficit)                                 123,856        (571,907)
                                                           -----------     -----------
                                                             9,194,417       8,504,539
   Less cost of shares of common stock held in treasury     (2,374,075)     (2,378,261)
                                                           -----------     -----------
       Total stockholders' equity                            6,820,342       6,126,278
                                                           -----------     -----------

                                                           $ 9,566,402     $ 8,391,498
                                                           ===========     ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years Ended
                                                    ----------------------------
                                                             April 30,
                                                        2001            2000
                                                    -----------     -----------
REVENUE FROM RENTAL PROPERTY
   (Notes 9 and 13)                                 $ 2,445,899     $ 2,326,705
                                                    -----------     -----------

RENTAL PROPERTY EXPENSE:
   Real estate taxes                                    403,841         378,824
   Operating and maintenance                            651,947         760,158
   Interest expense                                      65,955          71,263
   Depreciation                                         101,594         101,032
                                                    -----------     -----------
                                                      1,223,337       1,311,277
                                                    -----------     -----------

INCOME FROM RENTAL PROPERTY                           1,222,562       1,015,428
                                                    -----------     -----------

GENERAL AND ADMINISTRATIVE (Note 3)                   1,191,859       1,149,998
TERMINATION COSTS (Note 11)                               2,115         353,799
                                                    -----------     -----------
                                                      1,193,974       1,503,797
                                                    -----------     -----------

INCOME (LOSS) FROM OPERATIONS                            28,588        (488,369)
                                                    -----------     -----------

OTHER INCOME (EXPENSE):
   Aerospace income, net (Note 4)                     1,034,491          21,038
   Lease termination expense, net                       (33,841)             --
   Gain on sale of equipment                              4,650              --
   Income from oil investment, net                           --          48,310
   Gain on sale of oil investment                            --         360,000
   Interest income                                       40,585          44,936
                                                    -----------     -----------

                                                      1,045,885         474,284
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                     1,074,473         (14,085)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 2)           378,710         (12,000)
                                                    -----------     -----------

NET INCOME (LOSS)                                   $   695,763     $    (2,085)
                                                    ===========     ===========

NET INCOME PER COMMON SHARE (Note 5):
   Basic                                            $       .62     $        --
                                                    ===========     ===========
   Diluted                                          $       .62     $        --
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
     Basic                                            1,117,802       1,104,914
                                                    ===========     ===========
     Diluted                                          1,127,422       1,104,914
                                                    ===========     ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       $1 Par Value
                                       Common Stock                                             Treasury Stock
                                  -----------------------     Additional      Retained      ----------------------
                                                   Par         Paid in        Earnings                                     Total
                                   Shares         Value        Capital        (Deficit)     Shares         Cost            Equity
                                  ---------    ----------    -----------     ---------      -------     -----------     -----------
Balance at May 1, 1999            1,531,086    $1,531,086    $ 7,220,732     $(569,822)     439,766     $(2,529,305)    $ 5,652,691

Issuance of stock for services           --            --        134,008            --      (10,092)         58,041         192,049

Issuance of stock grants                 --            --        121,059            --       (9,056)         52,083         173,142

Exercise of stock options                --            --         56,076            --       (7,115)         40,920          96,996

Tax benefit from exercise
   of stock options                      --            --         13,485            --           --              --          13,485

Net loss                                 --            --             --        (2,085)          --              --          (2,085)
                                  ---------    ----------    -----------     ---------      -------     -----------     -----------

Balance at April 30, 2000         1,531,086     1,531,086      7,545,360      (571,907)     413,503      (2,378,261)      6,126,278

Issuance of stock for services           --            --          8,315            --         (728)          4,186          12,501
Tax expense from exercise
   of stock options                      --            --        (14,200)           --           --              --         (14,200)

Net income                               --            --             --       695,763           --              --         695,763
                                  ---------    ----------    -----------     ---------      -------     -----------     -----------

Balance at April 30, 2001         1,531,086    $1,531,086    $ 7,539,475     $ 123,856      412,775     $(2,374,075)    $ 6,820,342
                                  =========    ==========    ===========     =========      =======     ===========     ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended
                                                                        April 30,
                                                              ---------------------------
                                                                  2001            2000
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $   695,763     $    (2,085)
                                                              -----------     -----------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                              109,669         108,400
       Bad debt expense                                            26,452          30,000
       Deferred income tax provision (benefit)                    370,800         (40,515)
       Non-cash compensation                                       12,501         302,883
       Pension income                                             (36,824)        (55,354)
       Gain on sale of equipment                                   (4,650)             --
       Changes in operating assets and liabilities:
       (Increase) decrease in assets:
         Land development costs                                    24,178        (156,082)
         Accounts receivable                                       32,847         (47,171)
         Prepaid expenses and other assets                         (2,085)          2,758
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                    131,879          30,236
         Tenant security deposits                                  18,457          18,902
                                                              -----------     -----------
       Total adjustments                                          683,224         194,057
                                                              -----------     -----------
       Net cash provided by operating activities                1,378,987         191,972
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                   (63,427)       (142,976)
   Proceeds from sale of equipment                                  6,850              --
                                                              -----------     -----------
       Net cash used in investment activities                     (56,577)       (142,976)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans payable                                     (54,496)        (54,223)
   Proceeds from exercise of stock options                             --          96,996
                                                              -----------     -----------
       Net cash (used in) provided by financing activities        (54,496)         42,773
                                                              -----------     -----------

Net increase in cash and cash equivalents                       1,267,914          91,769

Cash and cash equivalents at beginning of year                  1,420,924       1,329,155
                                                              -----------     -----------

Cash and cash equivalents at end of year                      $ 2,688,838     $ 1,420,924
                                                              ===========     ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2001 AND 2000

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

            During the year ended April 30, 2000, the Company disposed of its remaining aerospace business and oil investment. As such, management considers the operations to be one reportable segment.

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

      h. Net income per common share and per common and common equivalent share

            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). It requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. For the year ended April 30, 2000, the effect on income per share resulting from the assumed exercise of stock options was anti-dilutive. The reconciliation for the year ended April 30, 2001 is as follows:

                                                            Year Ended
                                                          April 30, 2001
                                                --------------------------------
                                                 Income       Shares   Per Share
                                                --------    ---------  ---------

      Basic EPS                                 $695,763    1,117,802    $.62
      Effect of dilutive securities --
        common stock options                          --        9,620      --
                                                --------    ---------    ----

           Diluted EPS                          $695,763    1,127,422    $.62
                                                ========    =========    ====

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

      l. New accounting pronouncements

            In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was effective for all fiscal quarters beginning after June 15, 2000 and therefore was effective for the Company's fiscal year 2001. This pronouncement did not have a significant impact on the Company's financial condition or results of operations.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company was required to implement SAB 101 no later than the third quarter of fiscal 2001 in accordance with SAB No. 101B "Delaying Implementation of SAB 101," which was issued in June 2000. The implementation of SAB 101 did not have a material effect on the Company's financial position or results of operations.

      m. Reclassifications

            Certain reclassifications have been made to the consolidated financial statements for the year ended April 30, 2000 to conform with the classification used in 2001.

2.    Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

      The provision (benefit) for income taxes is comprised of the following:

                                                            Years Ended
                                                             April 30,
                                                   ----------------------------
                                                      2001                2000
                                                   ---------           --------
      Current:
        Federal                                    $      --           $     --
        State                                          7,910             28,515
                                                   ---------           --------
                                                       7,910             28,515
                                                   ---------           --------

      Deferred:
        Federal                                      268,930              3,462
        State                                        101,870            (43,977)
                                                   ---------           --------
                                                     370,800            (40,515)
                                                   ---------           --------

                                                   $ 378,710           $(12,000)
                                                   =========           ========

      The components of the net deferred tax liabilities are as follows:

                                                              April 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Deferred tax assets:
  Stock compensation                                 $    53,000    $   130,000
  Accrued sick and vacation                               12,000         14,000
  Provision for bad debt                                  26,000         10,000
  Tax loss carryforwards                                 727,000        936,000
  Contribution carryover                                   5,000         23,000
                                                     -----------    -----------
       Total deferred tax assets                         823,000      1,113,000
  Valuation allowance                                    (19,000)       (71,000)
                                                     -----------    -----------
       Net deferred tax assets                           804,000      1,042,000
                                                     -----------    -----------

Deferred tax liabilities:
  Prepaid pension costs                                 (731,000)      (699,000)
  Unrealized gain on investment in Citrus Grove       (1,307,000)    (1,192,000)
                                                     -----------    -----------
       Total deferred tax liabilities                 (2,038,000)    (1,891,000)
                                                     -----------    -----------

       Net deferred income taxes                     $(1,234,000)   $  (849,000)
                                                     ===========    ===========

      The Company has federal net operating loss carryforwards of approximately $1,775,000 which can be used to reduce future taxable income through 2020.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                 Years Ended
                                                                  April 30,
                                                             ------------------
                                                             2001          2000
                                                             ----          ----

      U.S. Federal statutory income rate                     34.0%         34.0%
      State income tax, net of federal tax benefits           7.5           7.5
      Permanent differences                                    --          (3.1)
      Change in valuation allowance                          (4.8)         35.4
      Other differences, net                                 (1.6)         11.4
                                                             ----          ----

                                                             35.1%         85.2%
                                                             ====          ====

3.    Retirement Plans:

      The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 2001.

      Net periodic pension (income) expense consists of the following components:

                                                                  Years Ended
                                                                    April 30,
                                                          --------------------------
                                                              2001            2000
                                                          -----------    -----------
      Service cost                                        $    78,244    $    49,449
      Interest costs                                           90,514        121,242
      Expected return on assets                              (162,034)      (186,676)
      Net amortization                                        (43,548)       (39,369)
                                                          -----------    -----------

      Pension (income) expense                            $   (36,824)   $   (55,354)
                                                          ===========    ===========

       The Plan's funded status is as follows:

                                                                    April 30,
                                                          --------------------------
                                                              2001            2000
                                                          -----------    -----------
      Change in projected benefit obligation:
        Projected benefit obligation, beginning of year   $ 1,593,493    $ 1,770,919
        Service cost                                           78,244         49,449
        Interest cost                                          90,514        121,242
        Actuarial loss (gain)                                  39,717       (145,809)
        Benefits paid                                        (591,774)      (202,308)
                                                          -----------    -----------

      Projected benefit obligation, end of year           $ 1,210,194    $ 1,593,493
                                                          ===========    ===========

      Change in plan assets:
        Fair value of plan assets, beginning of year      $ 2,527,209    $ 2,443,029
        Actual return on plan assets                         (110,892)       295,198
        Actual benefits paid                                 (579,192)      (211,018)
                                                          -----------    -----------

      Fair value of plan assets, end of year              $ 1,837,125    $ 2,527,209
                                                          ===========    ===========

      Reconciliation of funded status:
        Funded status                                     $   626,931    $   933,716
        Unrecognized net actuarial loss                       805,982        523,315
        Unrecognized transition asset                        (133,678)      (267,358)
        Unrecognized prior service cost                       403,920        476,658
                                                          -----------    -----------

      Prepaid pension cost                                $ 1,703,155    $ 1,666,331
                                                          ===========    ===========

      Assumption used in accounting for the Company's defined benefit pension plan are as follows:

                                                                  Years Ended
                                                                   April 30,
                                                                ----------------
                                                                2001        2000
                                                                ----        ----

      Discount rate                                             8.0%        8.0%
      Rate of increase in compensation                          5.0%        5.0%
      Expected long-term rate of return on plan assets          8.0%        8.0%

      Securities of the Company included in plan assets are as follows:

                                                                   April 30,
                                                          --------------------------
                                                              2001           2000
                                                          -----------    -----------
      Number of shares                                         78,346         78,346
      Market value                                        $ 1,398,476    $ 1,459,194

4.    Technology Transfer Agreements:

      The Company entered into a Technology Transfer Agreement, as amended, with Dornier Gmbh of Germany whereby the Company provided technological documentation and assistance related to the Company's coaxial helicopters. During the year ended April 30, 1999, the Company received $760,000 pursuant to the agreement. Dornier had the option to request technical support and assistance from the Company in order to more fully understand the technology purchased.

      During fiscal 2001, Dornier exercised the option, and the Company received a payment of $1,240,000, which is included in the statement of operations as "Aerospace Income", net of legal and royalty expenses. (See Note 9c).

5.    Stock Options Plans:

      Incentive Stock Option Plan

      The Company has a stock option plan (the "Plan") under which participants may be granted either Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options or grants become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 2001 and August 2005.

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

      Non-Employee Director Stock Option Plan:

      The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. Each non-employee Director was granted an initial 2,500 options on the date of adoption of the plan. These options are exercisable in three equal annual installments commencing on the first anniversary date subsequent to the grant. Additionally, each non-employee Director was granted 1,250 options on each January 1, 1997 through 2000, respectively. These additional options are exercisable in full on the first anniversary date subsequent to the date of grant.

      A summary of the Company's various fixed stock option plans as of April 30, 2001 and 2000, and changes during the years then ended is presented below:

                                                               Years Ended April 30,
                                                ---------------------------------------------------
                                                       2001                         2000
                                                ----------------------       ----------------------
                                                              Weighted                     Weighted
                                                               Average                      Average
                                                              Exercise                     Exercise
      Fixed Stock Options                       Shares         Price         Shares         Price
                                                ------        --------       ------        --------
      Outstanding, beginning of year            84,977        $ 16.74        84,579        $ 14.94
      Granted                                   30,250          15.30        26,000          20.09
      Exercised                                     --             --        (7,115)         13.63
      Canceled                                  (5,250)         15.63       (18,487)         14.42
                                               -------                      -------

      Outstanding, end of year                 109,977        $ 16.39        84,977        $ 16.74
                                               =======                      =======

      Options exercisable at year end           92,727        $ 16.65        67,977        $ 15.93
                                               =======                      =======

      Weighted average fair value of
        options granted during the year                       $  6.55                      $  3.93
                                                              =======                      =======

      The following table summarizes information about stock options outstanding at April 30, 2001:

                                             Options Outstanding                     Options Exercisable
                                 ------------------------------------------       -------------------------

                                                   Weighted
                                                    Average        Weighted                      Weighted
                                                   Remaining        Average                       Average
            Range of               Number         Contractual      Exercise         Number        Exercise
        Exercise Price           Outstanding         Life            Price        Outstanding       Price
        --------------           -----------      -----------      --------       -----------     ---------
      $11.80 - $14.81               35,000           3.18           $12.73          30,750         $12.67
      $15.65 - $17.26               37,977           3.27           $16.14          24,977         $16.39
      $19.98 - $21.01               37,000           3.94           $20.13          37,000         $20.13

      Shares reserved for future issuance at April 30, 2001 are comprised of the following:

      Shares issuable upon exercise of stock options under the
        Company's Non-Employee Director Stock Option Plan                 67,000

      Shares issuable under the Company's Non-Employee
        Director Stock Compensation Plan                                  20,720

      Shares issuable upon exercise of stock options under
        the Company's stock incentive plan                               214,033

      Shares issuable under the Company's stock grant incentive plan       3,150
                                                                         -------

                                                                         304,903
                                                                         =======

      In accordance with APB Opinion No. 25, no compensation expense has been recognized for the employee stock option plans. Had the Company recorded compensation expense for the employee stock options based on the fair value at the grant date for awards in the years ended April 30, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:

                                                         2001          2000
                                                     -----------     ---------

      Net income (loss), as reported                 $   695,763     $  (2,085)
      Net income (loss), pro forma                       611,628       (46,670)
      Basic income (loss) per share, as reported             .62            --
      Basic income (loss) per share, pro forma               .55          (.04)
      Diluted income (loss) per share, as reported           .62            --
      Diluted income (loss) per share, pro forma             .54          (.04)

      For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2001 and 2000.

                                                           Years Ended
                                                            April 30,
                                                   --------------------------
                                                     2001              2000
                                                   -------           --------

       Dividend yield                                 0.0%               0.0%
       Volatility                                    39.0%      40.0% - 45.0%
       Risk-Free interest rate                       5.75%               5.5%
       Expected life                               5 Years             1 Year

      Incentive Compensation Plan:

The Company has an incentive compensation plan for all full-time employees and members of the Board in order to promote shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company. Change in control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Company's common stock on the closing date, equivalent to 100,000 shares of company common stock. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18%).

6.    Loans Payable:

                                                               April 30,
                                                        -----------------------
                                                           2001          2000
                                                        ----------   ----------

      Term loan, bank (a)                               $  742,392   $  792,152
      Installment loans, other                                  --        4,736
                                                        ----------   ----------

                                                        $  742,392   $  796,888
                                                        ==========   ==========

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

      Annual maturities of debt is as follows:

            Years ending
               April 30,                                  Amount
            ------------                                ----------

                2002                                    $   54,196
                2003                                        59,025
                2004                                        64,149
                2005                                        70,002
            Thereafter                                     495,020
                                                        ----------

                                                        $  742,392
                                                        ==========

7.    Concentration of Credit Risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. The Company is affected by the economics of the Citrus industry due to its investments therein. Management does not believe significant credit risk exists at April 30, 2001.

8.    Supplemental Disclosures of Cash Flow Information:

                                                             Years Ended
                                                               April 30,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------
      Cash paid during the year for:
        Interest                                        $ 65,955        $ 71,263
                                                        ========        ========
        Income taxes                                    $ 15,417        $  4,202
                                                        ========        ========

9.    Commitments:

      a.    Lease commitments

      The future minimum revenues from rental property under the terms of all noncancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

               Years ending
                April 30,
               ------------

                   2002                        $   1,731,000
                   2003                              939,000
                   2004                              701,000
                   2005                              654,000
                   2006                              619,000
                Thereafter                        11,879,000

      b.    Employment agreements

      The Company has entered into one-year renewable employment agreements with two officers, which provide for annual salaries aggregating $312,500. The agreements provide for a one-time compensation payment of one-half of the current annual compensation in the event of a change in corporate control, as defined.

      c.    Royalty agreement

      The Company is entitled to a 3% royalty on any revenues generated by Aviodyne, Inc. as a result of the assets purchased from the Company. For the years ended April 30, 2001 and 2000 no royalty payments had been earned.

      In addition, Aviodyne is responsible for any additional technical support required by Dornier Gmbh under the technology transfer agreement (see Note 4) in exchange for 10% of any proceeds received under the technology transfer agreement. For the year ended April 30, 2001, the Company accrued $124,000 in connection with this arrangement.

10.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

      The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 2001, based upon an independent third party appraisal report, is approximately $5,535,000 based on the Company's ownership percentage.

      The book value of the Company's loans payable approximates its fair value.

11.   Termination Costs:

      The Company has incurred approximately $2,000 and $354,000, for the years ended April 30, 2001 and 2000, respectively, of legal, consulting and other related expenses in connection with the termination of the former CEO and President. These costs are included in "Termination Costs" in the statement of operations. The Company anticipates no additional costs in this matter.

12.   Related Party Transactions:

      Services

      A director provided legal services to the Company for which he was compensated approximately $135,000 and $185,000 for the years ended April 30, 2001 and 2000, respectively.

13.   Major Customers:

      For the year ended April 30, 2001 rental income from three tenants represented 20%, 12% and 11% of total rental income.

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

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table lists the name, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2001 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

                                                                              Age    First Became a     Current Board
                 Name & Principal Occupation or Employment                              Director         Term Expires
-------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                            59          1996               2001
President, CEO, Treasurer, and Director of the Company

Peter Pitsiokos                                                               41           --
Executive Vice President, Secretary & General Counsel of the Company

Frank D'Alessandro                                                            55           --
Controller of the Company

Paul L. Lamb                                                                  55          1997               2003
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                               68          1977               2002
Consultant
Director of the Company

Philip F. Palmedo                                                             67          1996               2001
Chairman of International Resources Group
Director of the Company

John H. Marburger III                                                         60          1996               2003
Director of Brookhaven National Laboratory
Director of the Company

Robert F. Friemann                                                            53          1998               2001
CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C.
Director of the Company

(b) Business Experience

Stephen V. Maroney, age 59, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 35 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 41, joined the Company in November 1992, is the Executive Vice President, and serves as the Company's Secretary and General Counsel. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Frank D'Alessandro, age 55, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 55, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 68, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

John H. Marburger III, age 60, was appointed to the Board of Directors in July 1996. Mr. Marburger was the former President of the State University of New York at Stony Brook (USB). During his stewardship of the University, USB established itself as a class A research center generating a substantial portion of its operating funds from federal research grants. In addition, Mr. Marburger's business community outreach programs resulted in the creation of a high-tech business incubator and numerous collaborative programs. He is currently the Director of the Brookhaven National Laboratory as well as the President of Brookhaven Science Associates. He has a Ph.D. in Applied Physics from Stanford University.

Philip F. Palmedo , age 67, was appointed to the Board of Directors in July 1996. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Robert F. Friemann, age 53, was appointed to the Board of Directors in October 1998. He is currently a CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C. Mr. Friemann has over 30 years of professional experience, most of which are with the firm. He provides auditing and accounting expertise to the construction, manufacturing and distribution industries and various not-for-profit organizations. Mr. Friemann is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. In addition, he has been an instructor for the New York State Society and is the author of numerous articles on issues including taxation, accounting and auditing.

(c)   Compliance with Section 16(a) of the Exchange Act

A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 2001. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 P.V. failed to file timely reports.

Item 10 Compensation of Executive Officers and Directors

(a)   Executive Compensation

During the fiscal years ended April 30, 2001 and April 30, 2000 two Directors or Officers received remuneration in excess of $100,000 in such capacity.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                                                           Long term Compensation
                                                                            ----------------------------------------
                                                    Annual Compensation                 Awards            Pay outs
                                               ---------------------------------------------------------------------
                                                                                      Securities
                                                        Other Annual   Restricted     Underlying      LTIP
         Name and                    Salary    Bonus    Compensation      Stock     Options/LSARs    Payout      All Other
    Principal Position       Year      ($)      ($)          ($)        Award ($)        (#)           ($)     Compensation
---------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO               2001   181,058     0            0             0          10,500           0            0

Stephen V. Maroney
President & CEO               2000   176,269     0        4,875 (A)         0           7,500           0            0

Peter Pitsiokos
Exec.V.P. and Secretary       2001   127,242     0       20,647 (B)         0           8,000           0            0

Peter Pitsiokos
Exec.V.P. and Secretary       2000   130,020     0       72,764 (B)         0           3,500           0            0

(A) Mr. Maroney received shares for his services as Company Director with a fair market value of $4,875 in FY 00. The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits.

(B) Mr. Pitsiokos received 525 shares in FY 00 from stock awards granted in FY 98 with a value of $8,334. In addition, for the year ended 2000, he received 4,093 shares from the exercise of stock appreciation rights granted in FY 95, 25% of which was amortized this fiscal year with a value of $20,647 and 75% of which was amortized last fiscal year with a value of $61,942.

Option/SAR Grants in Last Fiscal Year

---------------------------------------------------------------------------------------------------

                           Number of        % of Total
                           Securities       Options/SARs
                           Underlying       Granted to
                           Options/SARs     Employees in      Exercise or Base           Expiration
      Name                 Granted (#)      Fiscal Year       Price ($/Sh)               Date
---------------------------------------------------------------------------------------------------
Stephen V. Maroney          10,500               34.7%           $15.647                   8/2/05
Peter Pitsiokos              5,000               16.5%           $15.647                   8/2/05
Peter Pitsiokos              3,000                9.9%           $13.194                  8/26/05

              AGGREGATED OPTION/LSAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/LSAR VALUES

                                                                  Number of Securities            Value of Unexercised
                                                                 Underlying Unexercised               In-the-Money
                                    Shares                         Options/LSAR's at                Options/LSAR's at
                                 Acquired on       Value             April 30, 2001                April 30, 2001 ($)
             Name                  Exercise      Realized      Exercisable/Unexercisable        Exercisable/Unexercisable
             ----                  --------      --------      -------------------------        -------------------------
Stephen V. Maroney
President and CEO                     --            --                22,000/5,250                   $39,786/$11,566

Peter Pitsiokos
Exec. V.P. and Secretary              --            --                11,500/2,500                   $21,258/$5,508

(b)   Compensation of Directors

In calendar year 2000, each Director was entitled to receive a fee of $7,500 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended. Their compensation was paid in stock for January and February, 2000 and in cash for the remainder of the year. For the calendar year 2000, shares of stock were issued in January of 2001. As of January 1, 2001, each Director will receive a fee of $12,000 a year to be paid in cash. Reimbursement for travel and Company business related expenses will continue to be paid in cash. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

(c)   Employment Contracts

(c-1) Effective December 7, 2000, the Company entered into one year renewable employment contracts with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. Their annual salaries were established at $190,000 and $122,500, respectively. The contracts provide for a severance payment equivalent to six months salary in the event of a change in control.

Item 11 Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 12, 2001 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 P.V., its only equity security.

                                                        Type of             Number of        Percent of
                       Name and Address                Ownership          shares Owned         Class
                       ----------------                ---------          ------------         -----
      K Capital Partners, LLC
      441 Stuart Street, 6th Floor
      Boston, Massachusetts 02116                     Beneficial             142,550            12.75

      Catherine Papadakos
      Village on the Green
      2481-C Oakleaf Lane
      Clearwater, Florida 33763-1237                  Beneficial              80,789             7.22

      Gyrodyne Company of America, Inc.
      St. James, NY  11780  (A)                       Beneficial              78,346             7.01

      Private Capital Management, Inc.
      8889 Pelican Bay Blvd., Suite 500
      Naples, Florida 34108                           Beneficial              61,361             5.50

      (A) As Gyrodyne has the authority to direct HSBC Holdings, the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 78,346 shares held by HSBC Holdings as Trustee for the Gyrodyne Pension Fund.

(b) In addition, the following table as of June 12, 2001 includes the outstanding voting securities beneficially owned by the executive officers and directors, and the number of shares owned by directors and executive officers as a group.

                                                                            Shares of stock
                                                                              Beneficially            Pct. of Common
               Name & Principal Occupation or Employment                         Owned                 Stock Owned
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
President, CEO, Treasurer and Director of the Company

Peter Pitsiokos                                                                  9,756         (C)         (A)
Executive Vice President, Secretary & General Counsel of the Company

Paul L. Lamb                                                                     9,537         (D)         (A)
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                  6,876         (B)         (A)
Consultant
Director of the Company

John H. Marburger III                                                            3,662                     (A)
Director of Brookhaven National Laboratory
Director of the Company

Philip F.Palmedo                                                                 7,597                     (A)
Chairman of International Resources Group
Director of the Company

Robert F. Friemann                                                               2,992                     (A)
CPA and Partner of Albrecht, Viggiano, Zureck & Company, P.C.
Director of the Company

All Directors and Executive
Officers as a Group (7 persons)                                                 53,932                    4.82

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

Item 12 Certain Relationships and Related Transactions

(a)   Transactions with Management and Others

Their were no transactions with any officer, director, or beneficial owner of more than 5% of the Company's common stock, or any relative or spouse of the foregoing persons, that had a direct or indirect interest in any transaction involving the Company or its subsidiaries which exceeded $60,000 in the past two years.

(b)   Certain Relationships and Transactions

The Company has engaged the firm of Lamb & Barnosky, LLP as outside legal counsel for a number of years. Director Lamb is a partner in the firm to which Gyrodyne paid legal fees of $135,158 and $184,395 in FY 2001 and FY 2000, respectively.

(c)   Indebtedness of Management

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Financial Statements

      (1)   Independent Auditors' Reports
      (2)   Consolidated Balance Sheets as of April 30, 2001 and April 30, 2000
      (3) Consolidated Statements of Operations for the years ended April 30, 2001 and April 30, 2000
      (4) Consolidated Statement of Stockholder's Equity for the years ended April 30, 2001 and April 30, 2000
      (5) Consolidated Statements of Cash Flows for the years ended April 30, 2001 and April 30, 2000
      (6)   Notes to Consolidated Financial Statements
      (7)   Schedules

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

                        GYRODYNE COMPANY OF AMERICA, INC.


                        SGD/ Stephen V. Maroney
                        --------------------------------------------------------
                        Stephen V. Maroney, President, Treasurer, Director and Principal Executive Officer
                        Date: July 26, 2001


                        SGD/ Frank D'Alessandro
                        --------------------------------------------------------
                        Frank D'Alessandro, Controller
                        Date: July 26, 2001

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


                        SGD/ John H. Marburger III
                        --------------------------------------------------------
                        John H. Marburger III, Director
                        Date:  July 26, 2001


                        SGD/ Philip F. Palmedo
                        --------------------------------------------------------
                        Philip F. Palmedo, Director,
                        Date:  July 26, 2001


                        SGD/ Stephen V. Maroney
                        --------------------------------------------------------
                        Stephen V. Maroney, Director
                        Date: July 26, 2001