Form 10QSB
period 2001-07-31
GYRODYNE COMPANY OF AMERICA INC
filed 2001-08-31
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JULY 31, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________ to ______________

                          Commission file number 0-1684
                                                 ------

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                       11-1688021
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     102 Flowerfield, St. James, N.Y. 11780
                     --------------------------------------
                    (Address of principal executive offices)

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

                 1,118,311 Common $1 P.V. as of August 17, 2001


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                           QUARTER ENDED JULY 31, 2001

                                                                 Seq. Page

Form 10-QSB Cover                                                          1

Index to Form 10-QSB                                                       2

Consolidated Balance Sheet                                                 3

Consolidated Statements of Income                                          4

Consolidated Statements of Cash Flows                                      5

Footnotes to Consolidated Financial Statements                             6

Management's Discussion and Analysis or Plan of Operation                  7

Part II - Other Information                                                8

Signatures                                                                 8


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                July 31,
                                                                        2001
                                                                        ----
REAL ESTATE
 Rental property:
   Land                                                              $     4,746
   Building and improvements                                           4,666,355
   Machinery and equipment                                               254,390
                                                                     -----------
                                                                       4,925,491
 Less accumulated depreciation                                         3,526,565
                                                                     -----------
                                                                       1,398,926
                                                                     -----------
 Land held for development:
   Land                                                                  803,592
   Land development costs                                              1,278,951
                                                                     -----------
                                                                       2,082,543
                                                                     -----------

      Total real estate, net                                           3,481,469

CASH AND CASH EQUIVALENTS                                              2,362,201
RENT RECEIVABLE, net of allowance for doubtful accounts of $53,000        49,352
PREPAID EXPENSES AND OTHER ASSETS                                        313,016
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                 1,585,104
PREPAID PENSION COSTS                                                  1,694,429
                                                                     -----------

                                                                     $ 9,485,571
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                              $   314,306
  Tenant security deposits payable                                       254,805
  Loans payable                                                          729,227
  Deferred income taxes                                                1,287,156
                                                                     -----------
           Total liabilities                                           2,585,494
                                                                     -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued and outstanding                            1,531,086
 Additional paid-in capital                                            7,539,475
 Retained earnings                                                       203,591
                                                                     -----------
                                                                       9,274,152
  Less cost of shares of common stock held in treasury                (2,374,075)
                                                                     -----------
           Total stockholders' equity                                  6,900,077
                                                                     -----------

                                                                     $ 9,485,571
                                                                     ===========

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             July 31,
                                                             --------
                                                      2001               2000
                                                      ----               ----
REVENUE FROM RENTAL PROPERTY                       $  647,771         $  624,782
                                                   ----------         ----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                                   103,615             99,064
  Operating and maintenance                           153,440            172,701
  Interest expense                                     15,764             16,835
  Depreciation                                         26,092             24,974
                                                   ----------         ----------
                                                      298,911            313,574
                                                   ----------         ----------

INCOME FROM RENTAL PROPERTY                           348,860            311,208
                                                   ----------         ----------

GENERAL AND ADMINISTRATIVE                            235,407            255,685
TERMINATION COST                                            0              2,115
                                                   ----------         ----------
                                                      235,407            257,800
                                                   ----------         ----------

INCOME FROM OPERATIONS                                113,453             53,408
                                                   ----------         ----------

OTHER INCOME:
  Interest income                                      19,438             10,450
                                                   ----------         ----------
                                                       19,438             10,450
                                                   ----------         ----------

INCOME BEFORE INCOME TAX                              132,891             63,858

PROVISION FOR INCOME TAXES                             53,156             27,918
                                                   ----------         ----------

NET INCOME                                         $   79,735         $   35,940
                                                   ==========         ==========

NET INCOME PER COMMON SHARE:
  Basic                                            $     0.07         $     0.03
                                                   ==========         ==========
  Diluted                                          $     0.07         $     0.03
                                                   ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                           1,118,311          1,117,583
                                                   ==========         ==========
    Diluted                                         1,131,019          1,126,445
                                                   ==========         ==========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  July 31,
                                                                  --------
                                                            2001              2000
                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    79,735       $    35,940
                                                        -----------       -----------
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                          29,073            24,974
      Bad debt expense                                        3,000             3,000
      Deferred income tax provision                          53,156            25,543
      Pension expense (income)                                8,726            (9,206)
      Changes in operating assets and liabilities:
      (Increase) in assets:
        Land development costs                              (63,405)          (41,693)
        Accounts receivable                                 (31,422)          (15,558)
        Prepaid expenses and other assets                  (176,361)          (94,258)
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses              (208,846)         (182,009)
        Tenant security deposits                              8,289             7,199
                                                        -----------       -----------
      Total adjustments                                    (377,790)         (282,008)
                                                        -----------       -----------
      Net cash used in operating activities                (298,055)         (246,068)
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment              (15,417)          (30,668)
                                                        -----------       -----------
      Net cash used in investment activities                (15,417)          (30,668)
                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                (13,165)          (14,123)
                                                        -----------       -----------
      Net cash used in financing activities                 (13,165)          (14,123)
                                                        -----------       -----------

Net decrease in cash and cash equivalents                  (326,637)         (290,859)

Cash and cash equivalents at beginning of period          2,688,838         1,420,924
                                                        -----------       -----------

Cash and cash equivalents at end of period              $ 2,362,201       $ 1,130,065
                                                        ===========       ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 2001, and 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of April 30, 2001.

The results of operations for the three month periods ended July 31, 2001, and 2000 are not necessarily indicative of the results to be expected for the full year.

2. Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3. Earnings Per Share:

Basic earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares.

The following is a reconciliation of the weighted average shares:

                                                    Three Months Ended
                                                         July 31,
                                                   2001             2000
-----------------------------------------------------------------------------
      Basic                                      1,118,311       1,117,583
-----------------------------------------------------------------------------
      Effect of dilutive securities                 12,708           8,862
-----------------------------------------------------------------------------
      Diluted                                    1,131,019       1,126,445
-----------------------------------------------==============================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Reclassification:

The prior year quarterly results from the Consolidated Statements of Income reflect a separation of termination costs from general and administrative.


                                  Seq. Page 6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the first quarter ending July 31, 2001 continue to reflect improvement in earnings and cost containment measures.

Revenue from rental property amounted to $647,771 for the current three month period compared to $624,782 for the same quarter last year while related expenses declined to $298,911 from $313,574 for the comparable period.

As in prior reports, revenues reflect our efforts to bring Flowerfield rental rates to more competitive standards and a concentrated focus on marketing available space. Expenses also continue to reflect improved controls on spending, tenant reimbursements for services rendered and enforcement of late charges on our receivables. Reductions of $18,200 in building/ground and equipment maintenance, complimented by a $7,500 increase in late charges were partially offset by a $4,600 increase in real estate taxes.

As a result of the foregoing, income from rental property totaled $348,860 for the reporting period, a 12 percent improvement over last year's posting of $311,208.

General and administrative expenses for the quarter amounted to $235,407 and reflect a 9 percent reduction to last year's level of $257,800. Major contributing factors include overall reductions in salaries and benefits of $17,500 and legal/consulting expenses of $20,600 which were offset by a $17,900 increase in costs associated with the Company's Pension Plan and its administration.

Other income increased to $19,438 from $10,450 the prior year and reflects the improved cash position of the Company and its interest bearing deposits.

Income before tax amounted to $132,891 and $63,858 for the quarter ending July 31, 2001 and 2000, while net income after tax totaled $79,735 and $35,940 for the same periods, respectively.

Per share earnings amounted to $.07 and $.03 for the reporting period and for the same quarter last year, respectively.

By letter dated July 12, 2001 the Board of Directors received an expression of interest from K Capital Partners, LLC to acquire all of the outstanding shares of Gyrodyne. Under that proposal, K Capital offered shareholders the option of receiving $19.00 per share or a zero coupon bond with a face value of $32.00 per share maturing in 4 years from the date of issuance. The proposal also required that a minimum of $5 million in bonds be issued.

During its analysis of this proposal, the Company clarified that the bonds were to be issued as a general obligation of Gyrodyne and not K Capital. That being the case, the Board inquired into the extent of K Capital's business plan to support the proposed financial commitment to shareholders in retiring the four-year bonds and were advised that no such plan existed. This proposal was deemed unacceptable since it represented a below-average premium to shareholders and lacked clarity as to redemption plans for the bonds.

At a July 31, 2001 meeting, K Capital representatives indicated their intentions to make a tender offer for any or all shares at $19.00 per share and to abandon the zero coupon bond concept. This would change the nature of their proposal from that of a negotiated transaction with the Company to a tender offer to the shareholders.

However, on August 8, 2001, K Capital amended its proposal to the Company to reflect the removal of the zero coupon bonds and offered to acquire any or all of the outstanding shares of Gyrodyne for $19.00 per share. Their proposal also required that the Board of Directors waive all statutory, contractual and other limitations that affect K Capital's ability to purchase additional stock, including an exemption from the New York "Business Combination" statute.

The Company responded on August 10, 2001 reiterating that it continued to consider the offer of $19.00 per share inadequate because it reflected a below average premium to shareholders and failed to recognize the off-balance sheet value of Gyrodyne's 326 acre Flowerfield property on Long Island's North Shore. Additionally, we commented on K Capital's new request to waive the "fair price provisions" of the New York Business Corporation Law which by their very design provide certain protections to shareholders.


                                  Seq. Page 7

Among those protections is a provision that could require K Capital to pay all shareholders an amount that is at least equal to the highest per share price paid by them plus interest subsequent to becoming a 5 percent shareholder. Based on publicly filed records, the Company believes that price to be considerably greater than the $19.00 offer and has requested K Capital to confirm that calculation.

The Board of Directors and management has a responsibility to make shareholders aware of their rights and entitlements with regard to this proposal and the provisions of the New York Business Corporation Law and that the waiver of same would not be consistent with that charge.

Part II Other Information

Items 1 through 5 are not applicable to the May 1, 2001, through July 31, 2001, period.

Item 6 Exhibits and Reports on Form 8-K

      (a)   Exhibits required - None
      (b) Reports on Form 8-K - None were filed by the Company for the first quarter of FY 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GYRODYNE COMPANY OF AMERICA, INC.
                                  (Registrant)


Date: August 28, 2001          SGD/ Stephen V. Maroney
                               -----------------------
                               Stephen V. Maroney
                               President, Chief Executive Officer and Treasurer


Date: August 28, 2001          SGD/ Frank D'Alessandro
                               -----------------------
                               Frank D'Alessandro
                               Controller


                                  Seq. Page 8