Form 10KSB40/A
period 2001-04-30
GYRODYNE COMPANY OF AMERICA INC
filed 2001-09-05
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-KSB/A

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 2001.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the transition period from...........to............................

    Commission file number  0-1684

                        GYRODYNE COMPANY OF AMERICA, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

         NEW YORK                                      11-1688021
         --------                                      ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

102 FLOWERFIELD, ST. JAMES, NY                           11780
---------------------------------------                  -----
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (631) 584-5400

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK $1.00 PAR VALUE

                                                 Name of each exchange on
        Title of each class                          which registered
        -------------------                          ----------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE              NASDAQ SMALL CAP

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

The issuer's revenues for its most recent fiscal year were: $2,445,899
                                                            ----------

The aggregate market value of the 983,948 shares of voting stock held by non-affiliates of the issuer on June 12, 2001 was $17,711,064. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

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

                              INDEX TO FORM 10-KSB
                                FISCAL YEAR 2001

ITEM #                                                                                                     PAGE
------                                                                                                     ----
PART I
              1 -Business                                                                                    3
              2 -Properties                                                                                  4
              3 -Legal Proceedings                                                                           5
              4 -Submission of Matters to a Vote of Security Holders                                         5

PART II
              5 -Market for Registrant's Common Stock and Related Stockholders' Matters                      6
              6 -Management's Discussion and Analysis of Financial Position and Results of Operations        6
              7 -Financial Statements and Supplementary Data                                                 7
                  Independent Auditors' Reports                                                              8
                  Consolidated Balance Sheets                                                                9
                  Consolidated Statements of Operations                                                     10
                  Consolidated Statement of Stockholders' Equity                                            11
                  Consolidated Statements of Cash Flows                                                     12
                  Notes to Consolidated Financial Statements                                                13
              8 -Changes in and Disagreements on Accounting and Financial Data                              23

PART III
              9 -Directors and Executive Officers of Registrant                                             24
             10 -Compensation of Executive Officers and Directors                                           26
             11 -Security Ownership of Certain Beneficial Owners and Management                             27
             12 -Certain Relationships and Transactions                                                     29
             13 -Exhibits and Reports on Form 8K                                                            30
                  Signatures                                                                                31

                                     PART I

Item 1 Description of Business

(a)   Business Development

Incorporated in New York in 1946, Gyrodyne Company of America, Inc. (the "Company") was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the US Navy. The Company's 326 acre Flowerfield property in St. James, New York was originally purchased in 1951 for use as a manufacturing facility and to provide sufficient space for flight tests.

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

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

(b)   Business of Issuer

The Company manages its real estate operation, which is its major source of revenue, and is a passive investor as a limited partner in the Callery Judge Grove in Palm Beach County, Florida. It has a total of 16 employees, 15 full time and 1 part time, involved primarily in support of the real estate operation.

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

The Flowerfield property is bisected by the town lines of Smithtown and Brookhaven Townships. The existing buildings and approximately 144 acres are located in the hamlet of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the hamlet of Stony Brook, Township of Brookhaven. Of the total acreage, there are 24 acres in Smithtown and 9 in Brookhaven that are zoned for residential use. The vacant industrially zoned property in St. James is the largest undeveloped industrially zoned parcel in the township of Smithtown. The location and size of the property adds to planning flexibility thus permitting a wide range of development alternatives.

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

In June 1996 the Board of Directors adopted a preliminary Master Plan for development of Flowerfield. Because of change of zone requirements, implementation of any development plan should not be viewed as a short term project. Various themes and uses have already resulted in several drafting revisions and the obvious result of timing delays. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During Fiscal Year 2000, the Company paid approximately $3,200.00 for the removal of loose asbestos floor tiles, the encapsulation of asbestos pipe, and the air monitoring and sample analysis of asbestos.

Development Plans are not final and Management and the Board of Directors have opted to also explore various other scenarios to developing the land and have previously announced considering the sale of the Company itself to achieve recognition of shareholder value.

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

Aerospace

During the prior fiscal year, the defunct helicopter manufacturing division was disposed of via an Asset Purchase Agreement with Aviodyne, Inc. of California. Terms of the agreement called for the transfer of the proprietary interest, parts inventory, and drawings to Aviodyne and their assumption of all technical support requirements in Gyrodyne's Technology Transfer Agreement with Dornier GmbH, Germany. A cash payment of $50,100 was received by the Company as part of the Aviodyne agreement. The Company also retained its rights to a $1,240,000 payment in the event Dornier executed an option to acquire manufacturing rights to Gyrodyne technology. During April 2001, that option was exercised and the Company received net proceeds of approximately $1 million after related expenses.

Item 2 Description of Property

(c)   Description of Real Estate and Operating Data

The Company owns a 326 acre tract of land located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of rental space and maintains its corporate office on site.

The land is carried on the Company's books at cost in the amount of $808,338 while the buildings and improvements are carried at a depreciated cost of $1,341,961. At the current time, the property and buildings, except for Building #7 and the surrounding 6 1/2 acres, which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The principal balance of the mortgage as of April 30, 2001 is $742,392.

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

The Company is a party to litigation commenced on or about December 21, 1999, in the Supreme Court of the State of New York, County of Suffolk, and entitled Flowerfield Country Day Camp, Inc. v. Gyrodyne Company of America, Inc., Index No. 99-28289. The complaint alleges three (3) separate causes of action against the Company based upon breach of a certain lease (the "Lease") between the Company and M&M Camp Corp. ("M&M").

In the complaint's first alleged cause of action, plaintiff (the "Day Camp") claims that it is the assignee of M&M in connection with the Lease; that the Lease obliged the Company to construct certain buildings and structures on the demised premises to be used by plaintiff for the operation of a day camp; and that the Lease required the Company to make application to appropriate governmental authorities for the purpose of securing building or other permits necessary to permit the construction of the buildings and other improvements described in the Lease. The complaint further alleges that the Company failed to make or to prosecute diligently the applications for the requisite government approvals and has breached the Lease, and that an equitable decree requiring the Company to perform all of the obligations required of it under the Lease should be entered.

The complaint's second cause of action essentially reiterates the foregoing allegations but adds the additional claim that, in reliance upon the Company's obligations under the Lease, plaintiff incurred various expenses and disbursements and has, by reason of the Company's alleged breach of the Lease, been damaged in a sum estimated to be at least $25,000.00.

The complaint's third cause of action reiterates the allegations set forth in the first cause of action and seeks monetary damages of at least $1,000,000.00. The complaint's third cause of action also purports to set forth a claim for "punitive and exemplary damages", as well as for attorney's fees.

Simultaneously with the filing of the summons and complaint, plaintiff also filed with the Suffolk County Clerk a notice of pendency of action. The notice of pendency was vacated by court order on February 7, 2001.

The Company has filed both an answer and an amended answer to plaintiff's complaint in which the complaint's material allegations were all denied and numerous affirmative defenses and a counterclaim were asserted. The counterclaim sought a declaration that the Company had a contractual right to cancel the Lease because government approvals had not been obtained by January 15, 2000, the date after which, according to the Lease, either party could cancel the Lease if approvals had not been obtained. A determination by the Town of Smithtown Planning and Community Development Department, dated February 1, 2001, denied the Company's application for site plan approval for the day camp site and the Company gave formal notice of cancellation to the Day Camp on February 28, 2001.

By notice, dated August 9, 2001, the Company made a motion for judgment dismissing those portions of the complaint which sought an equitable decree of specific performance of the lease and which sought to recover punitive and exemplary damages, as well as attorney's fees. The motion remains undecided.

The Company is defending this action vigorously, and management believes that the Company has substantial defenses, both substantively and procedurally, and that it is unlikely that the aggregate loss, if any, will be material.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal Year 2001.

                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters

(a)   Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low sales prices for the Company's stock for each full quarter within the two most recent fiscal years:

------------------------------------------------------------------------
                                           Sales Price      Sales Price
            Quarter Ended                       Low             High
------------------------------------------------------------------------
             Fiscal 2000
------------------------------------------------------------------------
July 31, 1999                                  $13.625          $22.375
------------------------------------------------------------------------
October 31, 1999                                $19.50           $20.25
------------------------------------------------------------------------
January 31, 2000                                $16.25          $20.625
------------------------------------------------------------------------
April 30, 2000                                  $17.25          $22.688
------------------------------------------------------------------------
             Fiscal 2001
------------------------------------------------------------------------
July 31, 2000                                  $15.125          $19.875
------------------------------------------------------------------------
October 31, 2000                               $10.625           $20.50
------------------------------------------------------------------------
January 31, 2001                                $15.50          $21.484
------------------------------------------------------------------------
April 30, 2001                                  $14.75           $18.89
------------------------------------------------------------------------

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                                        Number of Holders
    Title of Class                                     as of June 12, 2001
    ----------------------------------------------------------------------
    Common Stock, $1.00 Par Value                               1,450

(c)   There were no dividends declared in the current or prior fiscal year.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company continued to show improved earnings from its real estate operation throughout fiscal 2000 and 2001. Increased rental revenues coupled with decreased expenses associated with the rental property accounted for the improvement.

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


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 21, 2001

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    April 30,
                                                                    ---------
         ASSETS                                                2001           2000
         ------                                           --------------------------
REAL ESTATE (Note 6):
   Rental property:
      Land                                                $     4,746    $     4,746
      Building and improvements                             4,653,919      4,611,320
      Machinery and equipment                                 254,390        338,495
                                                          --------------------------
                                                            4,913,055      4,954,561
   Less accumulated depreciation                            3,500,473      3,474,111
                                                          --------------------------
                                                            1,412,582      1,480,450
------------------------------------------------------------------------------------
   Land held for development:
      Land                                                    803,592        803,592
      Land development costs                                1,215,546      1,239,724
                                                          --------------------------
                                                            2,019,138      2,043,316
------------------------------------------------------------------------------------

        Total real estate, net                              3,431,720      3,523,766

CASH AND CASH EQUIVALENTS (Note 6)                          2,688,838      1,420,924
RENT RECEIVABLE, net of allowance for doubtful
   accounts of $50,000 and $23,500, respectively               20,930         80,228
PREPAID EXPENSES AND OTHER ASSETS                             136,655        115,145
INVESTMENT IN CITRUS GROVE PARTNERSHIP                      1,585,104      1,585,104
PREPAID PENSION COSTS (Note 3)                              1,703,155      1,666,331
                                                          --------------------------

                                                          $ 9,566,402    $ 8,391,498
----------------------------------------------------------==========================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses                  $   523,152    $   391,273
   Tenant security deposits payable                           246,516        228,059
   Loans payable (Note 6)                                     742,392        796,888
   Deferred income taxes (Note 2)                           1,234,000        849,000
                                                          --------------------------
        Total liabilities                                   2,746,060      2,265,220
                                                          --------------------------

COMMITMENTS (Notes 3 and 9)

STOCKHOLDERS' EQUITY: (Note 5)
   Common stock, $1 Par Value; authorized 4,000,000
      shares; 1,531,086 shares issued and outstanding       1,531,086      1,531,086
   Additional paid-in capital                               7,539,475      7,545,360
   Retained earnings (deficit)                                123,856       (571,907)
                                                          --------------------------
                                                            9,194,417      8,504,539
   Less cost of shares of common stock held in treasury    (2,374,075)    (2,378,261)
                                                          --------------------------
        Total stockholders' equity                          6,820,342      6,126,278
                                                          --------------------------

                                                          $ 9,566,402    $ 8,391,498
----------------------------------------------------------==========================

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                            April 30,
                                                            ---------
                                                       2001             2000
                                                   ----------------------------
REVENUE FROM RENTAL PROPERTY
   (Notes 9 and 13)                                $ 2,445,899      $ 2,326,705
                                                   ----------------------------
RENTAL PROPERTY EXPENSE:
   Real estate taxes                                   403,841          378,824
   Operating and maintenance                           651,947          760,158
   Interest expense                                     65,955           71,263
   Depreciation                                        101,594          101,032
                                                   ----------------------------
                                                     1,223,337        1,311,277
-------------------------------------------------------------------------------

INCOME FROM RENTAL PROPERTY                          1,222,562        1,015,428
                                                   ----------------------------

GENERAL AND ADMINISTRATIVE (Note 3)                  1,191,859        1,149,998
TERMINATION COSTS (Note 11)                              2,115          353,799
                                                   ----------------------------
                                                     1,193,974        1,503,797
-------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                           28,588         (488,369)
                                                   ----------------------------

OTHER INCOME (EXPENSE):
   Aerospace income, net (Note 4)                    1,034,491           21,038
   Lease termination expense, net                      (33,841)              --
   Gain on sale of equipment                             4,650               --
   Income from oil investment, net                          --           48,310
   Gain on sale of oil investment                           --          360,000
   Interest income                                      40,585           44,936
                                                   ----------------------------

                                                     1,045,885          474,284
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                    1,074,473          (14,085)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 2)          378,710          (12,000)
                                                   ----------------------------


NET INCOME (LOSS)                                  $   695,763      $    (2,085)
                                                   ============================

NET INCOME PER COMMON SHARE (Note 5):
   Basic                                           $       .62      $        --
                                                   ============================
   Diluted                                         $       .62      $        --
                                                   ============================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
      Basic                                          1,117,802        1,104,914
                                                   ============================
      Diluted                                        1,127,422        1,104,914
                                                   ============================

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       $1 Par Value
                                       Common Stock
                                 ----------------------    Additional     Retained        Treasury Stock
                                                Par          Paid in      Earnings     ----------------------       Total
                                 Shares        Value         Capital      (Deficit)    Shares         Cost          Equity
                                 -------------------------------------------------------------------------------------------

Balance at May 1, 1999           1,531,086   $1,531,086   $ 7,220,732    $(569,822)    439,766    $(2,529,305)   $ 5,652,691

Issuance of stock for services          --           --       134,008           --     (10,092)        58,041        192,049
Issuance of stock grants                --           --       121,059           --      (9,056)        52,083        173,142
Exercise of stock options               --           --        56,076           --      (7,115)        40,920         96,996
Tax benefit from exercise
   of stock options                     --           --        13,485           --          --             --         13,485
Net loss                                --           --            --       (2,085)         --             --         (2,085)
                                 -------------------------------------------------------------------------------------------

Balance at April 30, 2000        1,531,086    1,531,086     7,545,360     (571,907)    413,503     (2,378,261)     6,126,278

Issuance of stock for services          --           --         8,315           --        (728)         4,186         12,501
Tax expense from exercise
   of stock options                     --           --       (14,200)          --          --             --        (14,200)
Net income                              --           --            --      695,763          --             --        695,763
                                 -------------------------------------------------------------------------------------------
Balance at April 30, 2001        1,531,086   $1,531,086   $ 7,539,475    $ 123,856     412,775    $(2,374,075)   $ 6,820,342
                                 ===========================================================================================

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended
                                                                        April 30,
                                                                        ---------
                                                                    2001           2000
                                                               ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $   695,763     $    (2,085)
                                                               ---------------------------
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                              109,669         108,400
        Bad debt expense                                            26,452          30,000
        Deferred income tax provision (benefit)                    370,800         (40,515)
        Non-cash compensation                                       12,501         302,883
        Pension income                                             (36,824)        (55,354)
        Gain on sale of equipment                                   (4,650)             --
        Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Land development costs                                   24,178        (156,082)
           Accounts receivable                                      32,847         (47,171)
           Prepaid expenses and other assets                        (2,085)          2,758
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                   131,879          30,236
           Tenant security deposits                                 18,457          18,902
                                                               ---------------------------
        Total adjustments                                          683,224         194,057
                                                               ---------------------------
        Net cash provided by operating activities                1,378,987         191,972
                                                               ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                    (63,427)       (142,976)
   Proceeds from sale of equipment                                   6,850              --
                                                               ---------------------------
        Net cash used in investment activities                     (56,577)       (142,976)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans payable                                      (54,496)        (54,223)
   Proceeds from exercise of stock options                              --          96,996
                                                               ---------------------------
        Net cash (used in) provided by financing activities        (54,496)         42,773


Net increase in cash and cash equivalents                        1,267,914          91,769

Cash and cash equivalents at beginning of year                   1,420,924       1,329,155
                                                               ---------------------------

Cash and cash equivalents at end of year                       $ 2,688,838     $ 1,420,924
                                                               ===========================

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

                                                      Year Ended
                                                     April 30, 2001
                                                     --------------
                                         Income         Shares        Per Share
                                     -------------------------------------------

Basic EPS                            $     695,763      1,117,802        $  .62
Effect of dilutive securities -
  common stock options                          --          9,620            --
                                     -------------------------------------------

     Diluted EPS                     $     695,763      1,127,422        $  .62
                                     ===========================================

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

      The provision (benefit) for income taxes is comprised of the following:

                                       Years Ended
                                        April 30,
                                        ---------
                                  2001             2000
                             ----------------------------
Current:
   Federal                   $      --           $     --
   State                         7,910             28,515
                             ----------------------------
                                 7,910             28,515
---------------------------------------------------------

Deferred:
   Federal                     268,930              3,462
   State                       101,870            (43,977)
                             ----------------------------
                               370,800            (40,515)
                             ----------------------------

                             $ 378,710           $(12,000)
                             ============================

      The components of the net deferred tax liabilities are as follows:

                                                              April 30,
                                                              ---------
                                                          2001          2000
                                                    ---------------------------
 Deferred tax assets:
   Stock compensation                               $    53,000     $   130,000
   Accrued sick and vacation                             12,000          14,000
   Provision for bad debt                                26,000          10,000
   Tax loss carryforwards                               727,000         936,000
   Contribution carryover                                 5,000          23,000
                                                    ---------------------------
        Total deferred tax assets                       823,000       1,113,000
   Valuation allowance                                  (19,000)        (71,000)
                                                    ---------------------------
        Net deferred tax assets                         804,000       1,042,000
                                                    ---------------------------

Deferred tax liabilities:
   Prepaid pension costs                               (731,000)       (699,000)
   Unrealized gain on investment in Citrus Grove     (1,307,000)     (1,192,000)
                                                    ---------------------------
        Total deferred tax liabilities               (2,038,000)     (1,891,000)
                                                    ---------------------------

        Net deferred income taxes                   $(1,234,000)    $  (849,000)
                                                    ===========================

      The Company has federal net operating loss carryforwards of approximately $1,775,000 which can be used to reduce future taxable income through 2020.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              Years Ended
                                                               April 30,
                                                               ---------
                                                            2001        2000
                                                          --------------------

      U.S. Federal statutory income rate                    34.0%        34.0%
      State income tax, net of federal tax benefits          7.5          7.5
      Permanent differences                                   --         (3.1)
      Change in valuation allowance                         (4.8)        35.4
      Other differences, net                                (1.6)        11.4
                                                              --         ----

                                                            35.1%        85.2%
                                                          ======         ====

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

      Net periodic pension (income) expense consists of the following components:

                                                                             Years Ended
                                                                               April 30,
                                                                               ---------
                                                                          2001            2000
                                                                     ---------------------------

      Service cost                                                   $    78,244     $    49,449
      Interest costs                                                      90,514         121,242
      Expected return on assets                                         (162,034)       (186,676)
      Net amortization                                                   (43,548)        (39,369)
                                                                     -----------     -----------

      Pension (income) expense                                       $   (36,824)    $   (55,354)
                                                                     ===========     ===========

      The Plan's funded status is as follows:

                                                                               April 30,
                                                                               ---------
                                                                          2001            2000
                                                                     ---------------------------

      Change in projected benefit obligation:
         Projected benefit obligation, beginning of year             $ 1,593,493     $ 1,770,919
         Service cost                                                     78,244          49,449
         Interest cost                                                    90,514         121,242
         Actuarial loss (gain)                                            39,717        (145,809)
         Benefits paid                                                  (591,774)       (202,308)
                                                                     -----------     -----------

      Projected benefit obligation, end of year                      $ 1,210,194     $ 1,593,493
                                                                     ===========     ===========

      Change in plan assets:
         Fair value of plan assets, beginning of year                $ 2,527,209     $ 2,443,029
         Actual return on plan assets                                   (110,892)        295,198
         Actual benefits paid                                           (579,192)       (211,018)
                                                                     -----------     -----------

      Fair value of plan assets, end of year                         $ 1,837,125     $ 2,527,209
                                                                     ===========     ===========

      Reconciliation of funded status:
         Funded status                                               $   626,931     $   933,716
         Unrecognized net actuarial loss                                 805,982         523,315
         Unrecognized transition asset                                  (133,678)       (267,358)
         Unrecognized prior service cost                                 403,920         476,658
                                                                     -----------     -----------

      Prepaid pension cost                                           $ 1,703,155     $ 1,666,331
                                                                     ===========     ===========

      Assumption used in accounting for the Company's defined benefit pension plan are as follows:

                                                                              Years Ended
                                                                               April 30,
                                                                               ---------
                                                                          2001          2000
                                                                     ---------------------------

      Discount rate                                                       8.0%          8.0%
      Rate of increase in compensation                                    5.0%          5.0%
      Expected long-term rate of return on plan assets                    8.0%          8.0%

      Securities of the Company included in plan assets are as follows:

                                                                               April 30,
                                                                               ---------
                                                                          2001            2000
                                                                     ---------------------------

      Number of shares                                                    78,346          78,346
      Market value                                                   $ 1,398,476     $ 1,459,194

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

      A summary of the Company's various fixed stock option plans as of April 30, 2001 and 2000, and changes during the years then ended is presented below:

                                                          Years Ended April 30,
                                                          ---------------------
                                                     2001                     2000
                                             ----------------------------------------------
                                                          Weighted                 Weighted
                                                          Average                  Average
                                                          Exercise                 Exercise
      Fixed Stock Options                    Shares       Price       Shares        Price
      -------------------------------------------------------------------------------------
      Outstanding, beginning of year          84,977     $   16.74     84,579     $   14.94
      Granted                                 30,250         15.30     26,000         20.09
      Exercised                                   --            --     (7,115)        13.63
      Canceled                                (5,250)        15.63    (18,487)        14.42
                                             -------                  -------
      Outstanding, end of year               109,977     $   16.39     84,977     $   16.74
                                             =======                  =======

      Options exercisable at year end         92,727     $   16.65     67,977     $   15.93
                                             =======                  =======

      Weighted average fair value of
         options granted during the year                 $    6.55                $    3.93
                                                         =========                =========

      The following table summarizes information about stock options outstanding at April 30, 2001:

                                         Options Outstanding                          Options Exercisable
                                         --------------------------------------------------------------------------------
                                               Weighted
                                                Average             Weighted                                 Weighted
                                               Remaining            Average                                  Average
          Range of             Number         Contractual           Exercise             Number              Exercise
       Exercise Price         Outstanding         Life               Price            Outstanding             Price
      -------------------------------------------------------------------------------------------------------------------

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

                                                                           2001                2000
                                                                     -----------------------------------

      Net income (loss), as reported                                 $     695,763         $      (2,085)
      Net income (loss), pro forma                                         611,628               (46,670)
      Basic income (loss) per share, as reported                               .62                    --

      Basic income (loss) per share, pro forma                                 .55                  (.04)
      Diluted income (loss) per share, as reported                             .62                    --

      Diluted income (loss) per share, pro forma                               .54                  (.04)

      For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2001 and 2000.

                                                                                Years Ended
                                                                                 April 30,
                                                                                 ---------
                                                                           2001                2000
                                                                     -----------------------------------

      Dividend yield                                                          0.0%                  0.0%
      Volatility                                                             39.0%         40.0% - 45.0%
      Risk-Free interest rate                                                5.75%                  5.5%
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

6.    Loans Payable:

                                                                                 April 30,
                                                                                 ---------
                                                                           2001                2000
                                                                     -----------------------------------

      Term loan, bank (a)                                            $     742,392         $     792,152
      Installment loans, other                                                  --                 4,736
                                                                     -----------------------------------

                                                                     $     742,392         $     796,888
                                                                     ===================================

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

      Annual maturities of debt is as follows:

               Years ending
                 April 30,                                        Amount
                 -----------------------------------------------------------

                 2002                                          $      54,196
                 2003                                                 59,025
                 2004                                                 64,149
                 2005                                                 70,002
             Thereafter                                              495,020
                                                               -------------

                                                               $     742,392
                                                               =============

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


8.    Supplemental Disclosures of Cash Flow Information:

                                                           Years Ended
                                                            April 30,
                                                            ---------
                                                 2001                    2000
                                           -------------------------------------
      Cash paid during the year for:
        Interest                           $    65,955              $     71,263
                                            ====================================
        Income taxes                       $    15,417              $      4,202
                                            ====================================

9.    Commitments:


      a.    Lease commitments

      The future minimum revenues from rental property under the terms of all noncancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

           Years ending
             April 30,
             --------
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

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2001 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

           Name & Principal Occupation or Employment                     Age      First Became a     Current Board
                                                                                    Director         Term Expires
------------------------------------------------------------------------------------------------------------------
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

(c)   Compliance with Section 16(a) of the Exchange Act

A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 2001. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 Par Value failed to file timely reports.

Item 10 Compensation of Executive Officers and Directors

(a)   Executive Compensation

During the fiscal years ended April 30, 2001 and April 30, 2000, two Directors or Officers and during the fiscal year ended April 30, 1999, one Director or Officer received remuneration in excess of $100,000 in such capacity.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                                       Long term Compensation
                                                                                ------------------------------------
                                                      Annual Compensation               Awards              Pay outs
                                                   ------------------------------------------------------------------------------
                                                                                               Securities
                                                              Other Annual     Restricted      Underlying     LTIP
           Name and                    Salary      Bonus      Compensation       Stock        Options/LSARs   Payout      All Other
      Principal Position     Year        ($)        ($)           ($)           Award ($)           (#)        ($)      Compensation
------------------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO               2001     181,058       0             0              0             10,500          0            0
Stephen V. Maroney
President & CEO               2000     176,269       0          4,875 (A)         0              7,500          0            0
Stephen V. Maroney
President & CEO               1999      20,856       0             0              0                  0          0            0
Director of R.E. Dev.                   76,135       0         59,500 (A)         0              1,250          0            0
Peter Pitsiokos
Exec.V.P. and Secretary       2001     127,242       0         20,647 (B)         0              8,000          0            0
Peter Pitsiokos
Exec.V.P. and Secretary       2000     130,020       0         72,764 (B)         0              3,500          0            0

(A) Mr. Maroney received shares for his services as Company Director with a fair market value of $4,875 in FY 00 and $14,500 in FY99. Pursuant to his Consulting Agreement with the Company in FY99, Mr. Maroney also received stock payments in lieu of cash with a fair market value of $45,000. The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtues of the omission of such personal benefits.

(B) Mr. Pitsiokos received 525 shares in FY 00 from stock awards granted in FY 98 with a value of $8,334. In addition, for the year ended 2000, he received 4,093 shares from the exercise of stock appreciation rights granted in FY 95, 25% of which was amortized this fiscal year with a value of $20,647 and 75% of which was amortized last fiscal year with a value of $61,942.

Option/SAR Grants in Last Fiscal Year

------------------------------------------------------------------------------------------------

                     Number of            % of Total
                     Securities           Options/SARs
                     Underlying           Granted to
                     Options/SARs         Employees in        Exercise or Base       Expiration
      Name           Granted (#)          Fiscal Year         Price ($/Sh)             Date
------------------------------------------------------------------------------------------------
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

              AGGREGATED OPTION/LSAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/LSAR VALUES

                                                                        Number of Securities           Value of Unexercised
                                                                      Underlying Unexercised              In-the-Money
                                   Shares                                Options/LSAR's at              Options/LSAR's at
                                 Acquired on         Value                April 30, 2001               April 30, 2001 ($)
               Name               Exercise         Realized          Exercisable/Unexercisable      Exercisable/Unexercisable
               ----               --------         --------          -------------------------      -------------------------
Stephen V. Maroney                    --               --                   22,000/5,250                  $39,786/$11,566
President and CEO
Peter Pitsiokos                       --               --                   11,500/2,500                  $21,258/$5,508
Exec. V.P. and Secretary


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

Item 11 Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 12, 2001 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 Par Value, its only equity security.


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

                                                                            Shares of stock
                                                                             Beneficially                 Pct. of Common
                       Name & Principal Occupation or Employment                 Owned                     Stock Owned
----------------------------------------------------------------------------------------------------------------------------
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

Item 13 Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.   Description of Exhibit
-----------   ----------------------

4.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. dated December 7, 1996*

4.2           Restated By-laws of Gyrodyne Company of America, Inc.*

4.3           1993 Stock Incentive Plan

4.4           1996 Non-Employee Directors' Stock Option Plan

21            List of Subsidiaries

99.1 Lease dated as of May 1, 1999 between the Company as Landlord and Carco Group, Inc. as Tenant, expiring August 31, 2002**

99.2 Lease dated November 11, 1996, between the Company as Landlord and Flowerfield Celebrations, Inc., expiring May 1, 2031.**

99.3 Lease dated October 7, 1997, between the Company as Landlord and Carin Perez and Luis Perez (Kiddie Academy) as Tenant, expiring August 31, 2006.**

99.4          1999 Incentive Compensation Plan, a Cash Bonus Plan

99.5          Amended and Restated Agreement of Limited
              Partnership of Callery-Judge Grove, A New York
              Limited Partnership dated as of May 8, 1995

99.6          Summons and Complaint, Flowerfield Country Day Camp, Inc. v.
              Gyrodyne Company of America, Inc., Supreme Court of the State of New York, County of Suffolk, Index No. 99-28389.***

Although several of the above-referenced Exhibits have been filed manually in the past, copies are being filed with this Form 10KSB in order for them to be accessible electronically.

* These governing documents have been superceded by Restated Certificate of Incorporation filed with the New York Secretary of State, August 10, 2001 and Amended and Restated By-Laws dated August 6, 2001. They are incorporated herein by reference to the Company's Form 8-K filed on August 13, 2001.

** The leases included in these exhibits are all of the leases that extend beyond 5 years and/or constitute more than 10% of the rent roll.

*** See description in Item 3, Legal Proceedings.

(a)   Reports on Form 8-K

During the last quarter of the fiscal year ended April 30, 2001, the period covered by this Report, Gyrodyne did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GYRODYNE COMPANY OF AMERICA, INC.

        SGD/ Stephen V. Maroney
        ------------------------------------------------------------------------
        Stephen V. Maroney, President, Treasurer, Director and Principal
          Executive Officer
        Date:  August 16, 2001


        SGD/ Frank D'Alessandro
        ------------------------------------------------------------------------
        Frank D'Alessandro, Controller
        Date:  August 16, 2001

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

        SGD/ John H. Marburger III
        ------------------------------------------------------------------------
        John H. Marburger III, Director
        Date:  August 16, 2001


        SGD/ Philip F. Palmedo
        ------------------------------------------------------------------------
        Philip F. Palmedo, Director,
        Date:  August 16, 2001


        SGD/ Stephen V. Maroney
        ------------------------------------------------------------------------
        Stephen V. Maroney, Director
        Date:  August 16, 2001


        SGD/Robert F. Friemann
        ------------------------------------------------------------------------
        Robert F. Friemann, Director
        Date:  August 16, 2001


31