Form 10QSB
period 2001-10-31
GYRODYNE CO OF AMERICA INC
filed 2001-12-12
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2001
                                                ----------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                          Commission file number 0-1684
                                                 ------

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                                   11-1688021
      ------------------------------                    -------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)

                     102 Flowerfield, St. James, N.Y. 11780
                     --------------------------------------
                    (Address of principal executive offices)

                                 (631) 584-5400
                           ---------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,118,311 Common $1 P.V. as of November 19, 2001


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED OCTOBER 31, 2001

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


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                              October 31,
                                                                       2001
                                                                       ----
REAL ESTATE
  Rental property:
   Land                                                             $     4,746
   Building and improvements                                          4,704,043
   Machinery and equipment                                              263,775
                                                                    -----------
                                                                      4,972,564
  Less accumulated depreciation                                       3,547,277
                                                                    -----------
                                                                      1,425,287
                                                                    -----------
  Land held for development:
   Land                                                                 803,592
   Land development costs                                             1,279,566
                                                                    -----------
                                                                      2,083,158
                                                                    -----------
      Total real estate, net                                          3,508,445

CASH AND CASH EQUIVALENTS                                             2,410,512
RENT RECEIVABLE, net of allowance for doubtful accounts of $56,000       87,621
PREPAID EXPENSES AND OTHER ASSETS                                       173,903
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                1,585,104
PREPAID PENSION COSTS                                                 1,685,704
                                                                    -----------

                                                                    $ 9,451,289
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                             $   195,788
  Tenant security deposits payable                                      253,343
  Loans payable                                                         730,473
  Deferred income taxes                                               1,322,937
                                                                    -----------
      Total liabilities                                               2,502,541
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
   1,531,086 shares issued and outstanding                            1,531,086
  Additional paid-in capital                                          7,539,475
  Retained earnings                                                     252,262
                                                                    -----------
                                                                      9,322,823
  Less cost of shares of common stock held in treasury               (2,374,075)
                                                                    -----------
      Total stockholders' equity                                      6,948,748
                                                                    -----------

                                                                    $ 9,451,289
                                                                    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       Six Months Ended         Three Months Ended
                                          October 31,               October 31,
                                       2001         2000         2001         2000
                                       ----         ----         ----         ----
REVENUE FROM RENTAL PROPERTY        $1,318,909   $1,204,679   $  671,138   $  579,897

RENTAL PROPERTY EXPENSES:
  Real estate taxes                    207,230      198,128      103,615       99,064
  Operating and maintenance            288,311      320,186      134,871      147,485
  Interest expense                      31,554       33,595       15,790       16,760
  Depreciation                          52,805       50,160       26,713       25,186
                                    ----------   ----------   ----------   ----------
                                       579,900      602,069      280,989      288,495
                                    ----------   ----------   ----------   ----------

INCOME FROM RENTAL PROPERTY            739,009      602,610      390,149      291,402
                                    ----------   ----------   ----------   ----------

GENERAL AND ADMINISTRATIVE             557,189      487,516      321,782      231,831
TERMINATION COST                             0        2,115            0            0
                                    ----------   ----------   ----------   ----------
                                       557,189      489,631      321,782      231,831
                                    ----------   ----------   ----------   ----------

INCOME FROM OPERATIONS                 181,820      112,979       68,367       59,571
                                    ----------   ----------   ----------   ----------

OTHER INCOME:
  Lease termination income, net              0       87,406            0       87,406
  Gain on sale of equipment              6,500            0        6,500            0
  Interest income                       34,023       20,413       14,585        9,963
                                    ----------   ----------   ----------   ----------
                                        40,523      107,819       21,085       97,369
                                    ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAX               222,343      220,798       89,452      156,940

PROVISION FOR INCOME TAXES              93,937       91,864       40,781       63,946
                                    ----------   ----------   ----------   ----------

NET INCOME                          $  128,406   $  128,934   $   48,671   $   92,994
                                    ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE:
  Basic                                  $0.11        $0.12        $0.04        $0.08
                                         =====        =====        =====        =====
  Diluted                                $0.11        $0.11        $0.04        $0.08
                                         =====        =====        =====        =====

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                            1,118,311    1,117,583    1,118,311    1,117,583
                                    ==========   ==========   ==========   ==========
    Diluted                          1,130,476    1,123,644    1,129,933    1,120,844
                                    ==========   ==========   ==========   ==========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                               October 31,
                                                               -----------
                                                           2001          2000
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $   128,406    $   128,934
                                                       -----------    -----------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                         58,766         50,160
      Bad debt expense                                       6,000          6,000
      Deferred income tax provision                         88,937         88,319
      Pension expense (income)                              17,451        (18,412)
      Gain on sale of equipment                             (6,500)             0
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                             (64,020)        24,370
        Accounts receivable                                (72,691)       (35,313)
        Prepaid expenses and other assets                  (37,248)       (15,802)
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses             (327,364)      (236,172)
        Tenant security deposits                             6,827          4,534
                                                       -----------    -----------
      Total adjustments                                   (329,842)      (132,316)
                                                       -----------    -----------
      Net cash used in operating activities               (201,436)        (3,382)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of equipment                           6,500              0
  Acquisition of property, plant and equipment             (57,086)       (30,068)
                                                       -----------    -----------
      Net cash used in investment activities               (50,586)       (30,068)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                               (26,304)       (27,577)
                                                       -----------    -----------
      Net cash used in financing activities                (26,304)       (27,577)
                                                       -----------    -----------

Net decrease in cash and cash equivalents                 (278,326)       (61,027)

Cash and cash equivalents at beginning of period         2,688,838      1,420,924
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 2,410,512    $ 1,359,897
                                                       ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended October 31, 2001, and 2000.

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

The results of operations for the three and six month periods ended October 31, 2001, and 2000 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                        Six months ended        Three Months Ended
                                           October 31,             October 31,
                                        2001         2000       2001         2000
-------------------------------------------------------------------------------------
      Basic                           1,118,311   1,117,583   1,118,311   1,117,583
-------------------------------------------------------------------------------------
      Effect of dilutive securities      12,165       6,061      11,622       3,261
-------------------------------------------------------------------------------------
      Diluted                         1,130,476   1,123,644   1,129,933   1,120,844
-------------------------------------================================================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Reclassification:

The prior year to date results from the Consolidated Statements of Income reflect a separation of termination costs from general and administrative.

6. Cash Flow Supplemental Information:

During the 6 months ended 10/31/01, we incurred an installment obligation of $14,385 for the purchase of equipment.


                                  Seq. Page 6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-QSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may", "will", "anticipates", "expects", "projects", "estimates", "believes", "seeks", "could", "should", or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital or a viable merger candidate in order to develop the existing real estate and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-QSB.

Results for the second quarter ending October 31, 2001 reflect net income of $48,671 compared to $92,994 for the same period last year. Prior year results included an $87,406 lease termination fee which is a nonrecurring event.

Net income for the six months ending October 31, 2001 amounted to $128,406 compared to $128,934 for the same period last year. Once again, the prior year results reflect the lease termination fee mentioned above.

Diluted per share earnings amounted to $0.04 and $0.11 for the current three and six month periods compared to $0.08 and $0.11 for the like periods last year.

Revenue from rental property amounted to $671,138 and $1,318,909 for the three and six months ending October 31, 2001 which compared favorably to the $579,897 and $1,204,679 posted in the previous year, respectively. Other than a negotiated lease prepayment penalty of approximately $14,000 in October 2001, increased rental revenues are attributable to the company's efforts to bring Flowerfields rents to a higher standard and a slightly improved occupancy rate.

Rental property expenses amounted to $280,989 for the current quarter compared to $288,495 for the same period last year. Although the Company experienced increases in real estate taxes of $4,551, salaries and benefits of $8,505 and $4,626 in equipment maintenance and other outside services, we also had reductions in utility expenses of $8,953 and $16,289 in building and grounds maintenance expense. Six month results reflect similar variances with expenses totaling $579,900 for the current period compared to $602,069 last year. Increases in real estate taxes of $9,102, salaries and benefits of $11,279 and equipment maintenance and other outside services of $11,617 were mitigated by decreases of $7,256 in utilities, $39,667 in building and grounds maintenance and an increase of $8,669 in tenant late charges.

As a result, income from rental property for the quarter ending October 31, 2001 amounted to $390,149 compared to $291,402, an increase of $98,747 or 34%. On a year to date basis for the first six months of fiscal 2002, income from rental property totaled $739,009 compared to $602,610 for the prior year, an increase of $136,399 or 23%.

General and administrative expenses increased to $321,782 for the reporting quarter and $557,189 for the six months ending October 31st, 2001 compared to $231,831 and $489,631, respectively, for the same periods last year. For the current quarter increases of $5,533 in salaries and benefits, $47,311 in legal and consulting and other outside professional services, $20,308 in expenses related to corporate governance and an increase in pension expense of $17,934 are the primary contributing factors. On a six month basis, expense variances differ. Salaries and benefits declined by $11,915 as did general insurance and equipment maintenance by $4,015 and $6,120, respectively. Increases of $28,239 in legal and consulting and other outside professional services and $24,908 in corporate governance matters and a $35,868 increase in pension expense account for the major differences between the two periods.

As a reflection of the foregoing, income from operations totaled $68,367 for the quarter compared to $59,571 the prior year. Year to date results for the first six months amount to $181,820 compared to last years posting of $112,979, a 61% improvement.


                                  Seq. Page 7

Other income amounted to $21,085 for the three months ended October 31, 2001 compared to last years total of $97,369 which included the previously reported nonrecurring lease termination fee. Six month figures reflect similarly with $40,523 for the current period and $107,819 in the prior year.

As of October 31, 2001, the Company had cash and cash equivalents of $2,410,512 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Also, as of statement date, capitalized expenses associated with the Company's Flowerfield property were carried at $1,279,566.

The results of operations for both the quarter and six months ending October 31, 2001, are not necessarily indicative of nor should they be used to project full year or future results.

Part II Other Information

Item 1 - Legal Proceedings - On October 26, 2001 an indictment was filed in the United States District Court for the Eastern District of New York against Robert
F. Friemann, a director of the Company, and six other individuals, who have no connection to the Company. The indictment, which is unrelated to Gyrodyne, alleges that Mr. Friemann, who was the accountant for three of the defendants, participated in a conspiracy to defraud, money laundering and mail fraud. Mr. Friemann has entered a plea of not guilty to all charges and intends to conduct a vigorous defense.

Items 2 through 5 are not applicable to the August 1, 2001, through October 31, 2001, period.

Item 6 Exhibits and Reports on Form 8-K

      (a) Exhibits required - None

      (b) Reports on Form 8-K - One Form 8-K was filed by the Company for the second quarter of FY 2002. On August 13, 2001, the Company filed a Form 8-K whereby the Board of Directors adopted a Restated Certificate of Incorporation as well as Amended and Restated By-laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GYRODYNE COMPANY OF AMERICA, INC.
                                    (Registrant)


Date: December 1, 2001          SGD/ Stephen V. Maroney
                                ------------------------------------------------
                                Stephen V. Maroney
                                President, Chief Executive Officer and Treasurer


Date: December 1, 2001          SGD/ Frank D'Alessandro
                                ------------------------------------------------
                                Frank D'Alessandro
                                Controller


                                  Seq. Page 8