Form 10QSB
period 2002-01-31
GYRODYNE CO OF AMERICA INC
filed 2002-03-13
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2002
                                                ----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                1,118,311 Common $1 P.V. as of February 22, 2002
                ------------------------------------------------


                                   Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED JANUARY 31, 2002

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


                                   Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                               January 31,
                                                                        2002
                                                                        ----
REAL ESTATE
 Rental property:
   Land                                                              $     4,746
   Building and improvements                                           4,704,043
   Machinery and equipment                                               263,775
                                                                     -----------
                                                                       4,972,564
 Less accumulated depreciation                                         3,574,503
                                                                     -----------
                                                                       1,398,061
                                                                     -----------
 Land held for development:
   Land                                                                  803,592
   Land development costs                                              1,316,191
                                                                     -----------
                                                                       2,119,783
                                                                     -----------

      Total real estate, net                                           3,517,844

CASH AND CASH EQUIVALENTS                                              2,361,106
RENT RECEIVABLE, net of allowance for doubtful accounts of $59,000        29,909
PREPAID EXPENSES AND OTHER ASSETS                                        249,999
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                 1,585,104
PREPAID PENSION COSTS                                                  1,676,978
                                                                     -----------

                                                                     $ 9,420,940
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                              $   176,311
  Tenant security deposits payable                                       257,254
  Loans payable                                                          715,573
  Deferred income taxes                                                1,322,984
                                                                     -----------
      Total liabilities                                                2,472,122
                                                                     -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued and outstanding                            1,531,086
 Additional paid-in capital                                            7,539,475
 Retained earnings                                                       252,332
                                                                     -----------
                                                                       9,322,893
  Less cost of shares of common stock held in treasury                (2,374,075)
                                                                     -----------
     Total stockholders' equity                                        6,948,818
                                                                     -----------

                                                                     $ 9,420,940
                                                                     ===========

                 See notes to consolidated financial statements


                                   Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Nine Months Ended                Three Months Ended
                                                      January 31,                       January 31,
                                                  2002            2001             2002              2001
                                                  ----            ----             ----              ----
REVENUE FROM RENTAL PROPERTY                   $1,959,974      $1,832,151      $   632,396       $   627,472
                                               ----------      ----------      -----------       -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                               316,274         300,226          109,044           102,098
  Operating and maintenance                       449,943         476,926          152,963           156,740
  Interest expense                                 46,782          50,087           15,228            16,492
  Depreciation                                     80,030          75,347           27,225            25,187
                                               ----------      ----------      -----------       -----------
                                                  893,029         902,586          304,460           300,517
                                               ----------      ----------      -----------       -----------

INCOME FROM RENTAL PROPERTY                     1,066,945         929,565          327,936           326,955
                                               ----------      ----------      -----------       -----------

GENERAL AND ADMINISTRATIVE                        894,412         739,213          337,223           251,697
TERMINATION COST                                        0           2,115                0                 0
                                               ----------      ----------      -----------       -----------
                                                  894,412         741,328          337,223           251,697
                                               ----------      ----------      -----------       -----------

INCOME (LOSS) FROM OPERATIONS                     172,533         188,237           (9,287)           75,258
                                               ----------      ----------      -----------       -----------

OTHER INCOME (EXPENSE):
  Lease termination income (expense), net               0          87,035                0              (371)
  Gain on sale of equipment                         6,500               0                0                 0
  Interest income                                  43,427          32,325            9,404            11,912
                                               ----------      ----------      -----------       -----------
                                                   49,927         119,360            9,404            11,541
                                               ----------      ----------      -----------       -----------

INCOME BEFORE INCOME TAX                          222,460         307,597              117            86,799

PROVISION FOR INCOME TAXES                         93,984         129,969               47            38,105
                                               ----------      ----------      -----------       -----------

NET INCOME                                     $  128,476      $  177,628      $        70       $    48,694
                                               ==========      ==========      ===========       ===========

NET INCOME PER COMMON SHARE:
   Basic                                       $     0.11      $     0.16      $      0.00       $      0.04
                                               ==========      ==========      ===========       ===========
   Diluted                                     $     0.11      $     0.16      $      0.00       $      0.04
                                               ==========      ==========      ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
   Basic                                        1,118,311       1,117,638        1,118,311         1,117,749
                                               ==========      ==========      ===========       ===========
   Diluted                                      1,128,145       1,126,856        1,123,639         1,133,280
                                               ==========      ==========      ===========       ===========

                 See notes to consolidated financial statements


                                   Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                        January 31,
                                                                        -----------
                                                                   2002              2001
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   128,476       $   177,628
                                                               -----------       -----------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                 88,973            80,744
      Bad debt expense                                               9,000             9,000
      Deferred income tax provision                                 88,984           123,039
      Non-cash compensation                                              0            12,501
      Pension expense (income)                                      26,177           (27,618)
      Gain on sale of equipment                                     (6,500)                0
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                                    (100,645)          (54,097)
        Accounts receivable                                        (17,979)            2,660
        Prepaid expenses and other assets                         (113,344)          (95,632)
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                     (346,841)         (235,293)
        Tenant security deposits                                    10,738            19,725
                                                               -----------       -----------
      Total adjustments                                           (361,437)         (164,971)
                                                               -----------       -----------
      Net cash (used in) provided by operating activities         (232,961)           12,657
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of equipment                                   6,500                 0
  Acquisition of property, plant and equipment                     (60,067)          (35,465)
                                                               -----------       -----------
      Net cash used in investment activities                       (53,567)          (35,465)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                       (41,204)          (41,435)
                                                               -----------       -----------
      Net cash used in financing activities                        (41,204)          (41,435)
                                                               -----------       -----------

Net decrease in cash and cash equivalents                         (327,732)          (64,243)

Cash and cash equivalents at beginning of period                 2,688,838         1,420,924
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $ 2,361,106       $ 1,356,681
                                                               ===========       ===========

                 See notes to consolidated financial statements


                                   Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 2002, and 2001.

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

The results of operations for the three and nine month periods ended January 31, 2002, and 2001 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                                            Nine months ended             Three Months Ended
                                                               January 31,                    January 31,
                                                          2002            2001           2002            2001
------------------------------------------------------------------------------------------------------------------
      Basic                                             1,118,311       1,117,638      1,118,311      1,117,749
------------------------------------------------------------------------------------------------------------------
      Effect of dilutive securities                         9,834           9,218          5,328         15,531
                                                        ---------       ---------      ---------      ---------
------------------------------------------------------------------------------------------------------------------
      Diluted                                           1,128,145       1,126,856      1,123,639      1,133,280
                                                        =========       =========      =========      =========
------------------------------------------------------------------------------------------------------------------

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Reclassification:

The prior year to date results from the Consolidated Statements of income reflect a separation of termination costs from general and administrative. The current year results reflect a reclassification of tenant late charges from rental property expenses to revenue from rental property.

6. Cash Flow Supplemental Information:

During the 9 months ended 01/31/02, the Company incurred an installment obligation of $14,385 for the purchase of equipment.


                                   Seq. Page 6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operated at virtually a breakeven for the third quarter ending January 31, 2002 as compared to net income of $48,694 for the same period last year. Net income for the nine months then ended amounted to $128,476 compared to $177,628 for the prior year. Last years results included an $87,035 lease termination fee which contributed to the variance.

Diluted per share earnings amounted to $0.00 and $0.11 for the current three and nine month periods compared to $0.04 and $0.16 for the prior year, respectively.

Revenue from rental property amounted to $632,396 and $1,959,974 for the three and nine months ending January 31, 2002 and remain ahead of last years results of $627,472 and $1,832,151, respectively. Year to date, revenues have increased by $127,823, or 7%, and continue to be attributable to increased rental rates for new and renewed leases.

Rental property expenses amounted to $304,460 and $893,029 for the current three and nine month periods, slightly higher for the three month results and below the nine month period of last year, when expenses totaled $300,517 and $902,586, respectively. For the quarter, real estate taxes increased $6,946 while salaries and benefits and utilities decreased by $4,034 and $7,942, respectively. For the nine month year to date period, increases in real estate taxes of $16,048 and salaries and benefits of $7,245 were offset by decreases of $15,198 in utilities and $27,074 in building, grounds and equipment maintenance.

As a result, income from rental property for the quarter ending January 31, 2002 amounted to $327,936 compared to similar results of $326,955 for the same period last year. On a year to date basis for the first nine months of fiscal 2002, income from rental property amounted to $1,066,945, a 15% increase over the prior years result of $929,565.

General and administrative expenses increased for both the three and nine month periods ending January 31, 2002 and amounted to $337,223 and $894,412, respectively; for the same periods last year, expenses totaled $251,697 and $741,328. Major contributing factors for both periods were legal and consulting fees which increased by $65,481 for the January 31st quarter and $80,854 for the nine months then ended and pension expense which increased by $17,934 and $53,802 for the same periods, respectively. Nine month results were also impacted by $24,142 in corporate governance expense and a reduction in salaries and benefits of $11,977.

Reflecting lower rates on interest bearing deposits, other income amounted to $9,404 for the three month reporting period compared to $11,912 the prior year. Year to date, nine month results reflect a decrease from $119,360 last year to $49,927 for the current period. This variance is more than accounted for by the $87,035 lease termination fee included in prior year results.

As of January 31, 2002, the Company had cash and cash equivalents of $2,361,106 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Also, as of statement date, capitalized expenses associated with the Company's Flowerfield property were carried at $1,316,191.

The results of operations for both the quarter and nine months ending January 31, 2002 are not necessarily indicative of nor should they be used to project full year or future results.

The statements made in this Form 10-QSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital or a viable merger candidate in order to develop the existing real estate and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-QSB.


                                   Seq. Page 7

Part II Other Information

Item 1 - Legal Proceedings - In February, 2002, subsequent to this third quarter filing, the Company settled with Flowerfield Country Day Camp, Inc. for $65,000.00. The Company was adequately reserved for this legal proceeding.

Items 2 through 5 are not applicable to the November 1, 2001, through January 31, 2002, period.

Item 6 Exhibits and Reports on Form 8-K

      (a) Exhibits required - None

      (b) Reports on Form 8-K - One Form 8-K was filed by the Company for the third quarter of FY 2002. On January 23, 2002, the Company filed a Form 8-K attaching two exhibits which included two letters to shareholders. One was dated January 8, 2002 and the other dated January 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GYRODYNE COMPANY OF AMERICA, INC.
                                            (Registrant)


    Date: March 15, 2002           SGD/ Stephen V. Maroney
                                   -----------------------
                                   Stephen V. Maroney
                                   President, Chief Executive Officer and
                                   Treasurer


    Date: March 15, 2002           SGD/ Frank D'Alessandro
                                   -----------------------
                                   Frank D'Alessandro
                                   Controller


                                   Seq. Page 8