Form 10KSB
period 2002-04-30
GYRODYNE CO OF AMERICA INC
filed 2002-07-26
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 2002.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ______________

                          Commission file number 0-1684

                        GYRODYNE COMPANY OF AMERICA, INC.
                 (Name of small business issuer in its charter)

                   NEW YORK                                    11-1688021
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

          102 FLOWERFIELD, ST. JAMES, NY                          11780
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

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

The issuer's revenues for its most recent fiscal year were: $2,608,005

The aggregate market value of the 875,550 shares of voting stock held by non-affiliates of the issuer on May 1, 2002 was $14,840,573. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

The number of shares outstanding of the issuer's Common $1.00 Par Value stock as of May 1, 2002 was 1,011,251.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement filed on May 22, 2002 pursuant to Regulation 14A for the FY 2002 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                              INDEX TO FORM 10-KSB
                                FISCAL YEAR 2002

ITEM #                                                                                                  PAGE
PART I
          1 -Business                                                                                    3
          2 -Properties                                                                                  4
          3 -Legal Proceedings                                                                           5
          4 -Submission of Matters to a Vote of Security Holders                                         5

PART II
          5 -Market for Registrant's Common Stock and Related Stockholders' Matters                      5
          6 -Management's Discussion and Analysis of Financial Position and Results of Operations        6
          7 -Financial Statements and Supplementary Data                                                 8
              Independent Auditors' Reports                                                              9
              Consolidated Balance Sheets                                                               10
              Consolidated Statements of Income                                                         11
              Consolidated Statement of Stockholders' Equity                                            12
              Consolidated Statements of Cash Flows                                                     13
              Notes to Consolidated Financial Statements                                                14
          8 -Changes in and Disagreements on Accounting and Financial Data                              25

PART III
          9 -Directors and Executive Officers of Registrant                                             26
         10 -Compensation of Executive Officers and Directors                                           28
         11 -Security Ownership of Certain Beneficial Owners and Management                             29
         12 -Certain Relationships and Transactions                                                     29
         13 -Exhibits and Reports on Form 8K                                                            30
             Signatures                                                                                 30

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

The Company now concentrates its efforts on the development of its real estate holdings in St. James, New York. The converted buildings consist of approximately 202,000 rentable square feet housing 73 tenants in space suitable for office, engineering, manufacturing, and warehouse use.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

(b)   Business of Issuer

The Company manages its real estate operation, which is its major source of revenue, and is a passive investor as a limited partner in the Callery Judge Grove in Palm Beach County, Florida. It currently has a total of 12 full time employees involved in support of the real estate operation.

Real Estate

Gyrodyne owns a 326 acre site, Flowerfield, primarily zoned for light industry, approximately 50 miles east of New York City on the north shore of Long Island. The property is just west of the State University of New York (SUNY) at Stony Brook, a major research center complete with a tertiary care and veterans hospital. The Long Island High Technology Incubator, located on the University campus, has spawned numerous corporate graduates creating an ongoing need for research and development rental space. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates.

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

In June 1996 the Board of Directors adopted a preliminary Master Plan for development of Flowerfield. Because of change of zone requirements, implementation of any development plan should not be viewed as a short term project. The consideration of various themes and uses resulted in several drafting revisions and timing delays. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During Fiscal Year 2002, the Company paid approximately $1,900.00 for the removal of loose asbestos floor tiles, the removal of asbestos pipe, and the air monitoring and sample analysis of asbestos.

During the past two years, several evaluations of highest and best use for the property have resulted in the adoption of a plan to develop an upscale residential golf course community at Flowerfield.

In April 2002, the Company entered into a Contract of Sale with Sco Properties, Inc., a New York corporation, to sell certain real estate totaling 12 acres owned by the Company for $5,370,000.00. In addition, Gyrodyne executed agreements with Landmark National to design and develop an 18 hole championship golf course community at Flowerfield. The contractual arrangements with Landmark are included as exhibits to this report.

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

The Company's investment in the Grove only changes when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 2002, and the Company does not anticipate receiving any distributions from the Grove in the near future. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000.

Aerospace

During the fiscal year ended April 2000, the defunct helicopter manufacturing division was disposed of via an Asset Purchase Agreement with Aviodyne, Inc. of California. Terms of the agreement called for the transfer of the proprietary interest, parts inventory, and drawings to Aviodyne and their assumption of all technical support requirements in Gyrodyne's Technology Transfer Agreement with Dornier GmbH, Germany. A cash payment of $50,100 was received by the Company as part of the Aviodyne agreement. The Company also retained its rights to a $1,240,000 payment in the event Dornier executed an option to acquire manufacturing rights to Gyrodyne technology. During April 2001, that option was exercised and the Company received net proceeds of approximately $1 million after related expenses.

Item 2 Description of Property

(c) Description of Real Estate and Operating Data

The Company owns a 326 acre tract of land located on the north shore of Suffolk County, Long Island, New York just west of the State University of New York at Stony Brook. The Company currently has approximately 202,000 square feet of rental space and maintains its corporate office on site.

The land is carried on the Company's books at cost in the amount of $808,338 while the buildings and improvements are carried at a depreciated cost of $1,330,541. At the current time, the property and buildings, except for Building #7 and the surrounding 6 1/2 acres, which are encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The principal balance of the mortgage as of April 30, 2002 is $688,197.

The average age of all the buildings is approximately 42 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed, and well maintained.

The Company currently maintains a $10 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

The following table sets forth certain information as of April 30, 2002 for the total Company property.

                                                                                Annual
                                                                                 Base
                        Rentable                            Annual               Rent                Number
                         Square            Percent           Base             Per Leased               of
   Property               Feet             Leased            Rent              SQ. FT.              Tenants
   --------               ----             ------            ----              -------              -------
St. James, N.Y.         202,000              86%          $2,453,189            $12.14                 73

Item 3 Legal Proceedings

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers that the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal Year 2002.

The Company's annual shareholder meeting for Fiscal Year 2001 was held on June 13, 2002. On each matter submitted to shareholders, the votes were as follows:

To elect two Directors to serve for a term of three years and until his successor shall be elected and shall qualify: Stephen V. Maroney; votes for 659,264, votes withheld 205,250; Philip F. Palmedo; votes for 659,264, votes withheld 205,250.

Messrs. Lamb, Friemann, and Beyer continue to serve as Directors in accordance with their terms of office.

To ratify the engagement of Holtz, Rubenstein & Co., LLP as certified public accountants for fiscal year 2002; votes for 731,124, votes against 131,371, votes abstain 2,019.

                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters

(a)   Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low sales prices for the Company's stock for each full quarter within the two most recent fiscal years:

                -------------------------------------------------
                                       Sales Price    Sales Price
                   Quarter Ended           Low          High
                -------------------------------------------------
                    Fiscal 2001
                -------------------------------------------------
                July 31, 2000            $15.125       $19.875
                -------------------------------------------------
                October 31, 2000         $10.625        $20.50
                -------------------------------------------------
                January 31, 2001          $15.50       $21.484
                -------------------------------------------------
                April 30, 2001            $14.75        $18.89
                -------------------------------------------------
                    Fiscal 2002
                -------------------------------------------------
                July 31, 2001             $14.89        $19.50
                -------------------------------------------------
                October 31, 2001          $14.88        $19.00
                -------------------------------------------------
                January 31, 2002          $13.91        $18.40
                -------------------------------------------------
                April 30, 2002           $15.909        $19.00
                -------------------------------------------------


(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                                        Number of Holders
            Title of Class                              as of May 1, 2002
            -------------------------------------------------------------
            Common Stock, $1.00 Par Value                    1,096

(c) A 10% stock dividend was declared on April 15, 2002 to shareholders of record on May 1, 2002 which was distributed on May 15, 2002. The new shares issued totaled 100,646 and there were 495.220 fractional shares paid in cash. There were no dividends declared in the prior fiscal year.

(d)   Equity Compensation Plan Information

--------------------------------------------------------------------------------
                                                               Number of
                                                               Securities
                                                               Remaining
                      Number of                                Available for
                      Securities to be                         Future Issuance
                      Issued upon                              Under Equity
                      Exercise of                              Compensation
                      Outstanding       Weighted-average       Plans (excluding
                      Options,          exercise price of      Securities
   Plan               Warrants and      outstanding options    Reflected in
   Category           Rights            warrants and rights    Column (a))
                          (a)               (b)                     (c)
--------------------------------------------------------------------------------
Equity
Compensation
Plans approved
By security
Holders                  142,340           $15.13                  187,794
--------------------------------------------------------------------------------
Equity
Compensation
Plans not
Approved by
Security holders              --               --                       --
--------------------------------------------------------------------------------
Total                    142,340           $15.13                  187,794
--------------------------------------------------------------------------------

See footnote 5 to the financial statements for a description of the Company's stock option plans.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal 2002 reflected continued progress in improved earnings from the Company's real estate operation. Revenues from rental property reached record levels for the twelve months ending April 30, 2002 totaling $2,608,005. This represents a $155,485 increase over the prior year posting of $2,452,520. Expenses associated with the rental property amounted to $1,190,957 which were some $39,000 less than the prior year and at the lowest level in six years.

As a result, income from rental property operations increased by $194,486 and totaled $1,417,048 compared to $1,222,562 for the same period last year, representing a 16% improvement.

A significant performance benchmark, income as a percentage of revenues, has risen from 26% to 54% over the past few years. Income from the Company's rental property has increased by $500,000 during the last three years alone. These improved earnings have been utilized to offset significant costs associated with pursuing the full value of the Flowerfield acreage.

General and administrative expenses increased by $230,546 and totaled $1,424,520 compared to $1,193,974 the prior year. Major contributing factors to this year's expenditures were increases of $20,440 in fees for outside services, $186,344 in costs associated with corporate governance, and an increase in pension expense of $71,736. These were partially mitigated by reductions of $15,846 in salary and benefits, $12,902 in provisions for doubtful accounts, and $11,985 in legal and consulting fees.

Other income amounted to $27,652 for the current year and $1,045,885 for the prior twelve months ending April 30, 2001. The previous year's results included nonrecurring income of $1,034,491 pertaining to the Company's defunct helicopter business.

Income before taxes amounted to $20,180 and $1,074,473 for fiscal 2002 and 2001, respectively. Net income after tax amounted to $21,645 in 2002 and $695,763 for 2001. Had it not been for the aforementioned earnings related to helicopter business, the Company would have operated at similar levels for both years. As stated earlier, the increased earnings from the Flowerfield Industrial Park have made it possible for the Company to sustain itself and to cope with additional expenses for professional services associated with unlocking the value of the undeveloped acreage at Flowerfield.

Net income per common share amounted to $0.02 for fiscal 2002 and $0.57 and $0.56 on a basic and diluted basis, respectively, for fiscal 2001.

Our limited partnership investment in the Callery Judge Grove continues to be carried on the Company's balance sheet at $1,585,000. This represents a 10.93% ownership in a 3,500 acre citrus grove in Palm Beach County, Florida. The land is currently included in a proposed 65,000 acre master planned community which is under consideration and review by local municipal authorities. We have no current forecast as to the likelihood of, or timing for, any entitlements that would impact the Grove's value.

Last year we were presented with the ongoing takeover proposals of a major shareholder, Boston based K Capital, whose earlier attempts to acquire the Company at discounted values and under terms that were not consistent with usual and customary practices were rejected. During the latter part of fiscal 2002, they announced their plan to force the sale of the Company through an auction process. The Board of Directors and this management concluded that their proposals were not in the best interest of the shareholders and were also rejected.

That rejection was supported by our conclusions concerning the real value of the Flowerfield property. In January 2001, and as part of our exploration of highest and best use scenarios for the property, we commissioned Price Waterhouse to conduct several evaluations of Flowerfield based on various use assumptions. In every case, including it's current light industrial zoning, the evaluations clearly exceeded the K Capital pricing as well as being above the market capitalization for the Company. We also concluded that a residential upzoning would provide the highest and best use and that residential lots on a golf course setting commanded a significant premium over neighboring prices. To accommodate our ability to move forward with financial security and to neutralize an attempt to force the sale of the Company at auction, we entered into a contract of sale with an existing tenant who operates the catering facility at Flowerfield for approximately 12 acres of land and certain buildings related to the catering operation. The sale price of $5.4 million enabled us to purchase 111,000 shares of K Capital's stock and bolster our future cash position to fund the anticipated predevelopment costs of the Flowerfield property. In a separate transaction, K Capital sold its remaining shares of Gyrodyne stock and is no longer a shareholder.

With regard to our findings for the highest and best use for our property, we announced in April 2002 that we had executed agreements with Landmark National to design and develop an 18 hole championship golf course community at Flowerfield. Our contractual arrangements with Landmark call for them to oversee the planning for land development and golf course design and construction, and future management of those facilities. The contracts are incentive driven in that Landmark will derive the bulk of their compensation through a participation in future profits which will ensure that our mutual interests in the financial success of this project are closely aligned.

Landmark National courses have been host to numerous major tournament events over the years and include Ryder Cup Matches, the Skins Games, the USGA National Amateur and NCAA Championships, the PGA Championship, the Bob Hope Chrysler Classic, and the Dinah Shore LPGA Tournament. Landmark venues include PGA West, LaQuinta Golf and Tennis Resort, Carmel Valley Ranch, the Ocean Course at Kiawah Island, Oak Tree Golf Club, and most recently Doonbeg, Ireland.

Following the purchase and redemption of the K Capital shares, the Company announced a 10% stock dividend to shareholders of record as of May 1, 2002.

As of April 30, 2002, the Company had cash and cash equivalents of $1,105,790 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements.

The statements made in this Form 10-KSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital or a viable merger candidate in order to develop the existing real estate and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-KSB.

Item 7 Financial Statements and Supplementary Data

Financial Statements

      (1)   Independent Auditors' Reports

      (2)   Consolidated Balance Sheets as of April 30, 2002 and April 30, 2001

      (3) Consolidated Statements of Income for the years ended April 30, 2002 and April 30, 2001

      (4) Consolidated Statement of Stockholder's Equity for the years ended April 30, 2002 and April 30, 2001

      (5) Consolidated Statements of Cash Flows for the years ended April 30, 2002 and April 30, 2001

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

                          Independent Auditors' Report

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 21, 2002

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 April 30,
                                                                      -------------------------------
ASSETS                                                                    2002               2001
                                                                      -----------         -----------

REAL ESTATE (Note 6):
  Rental property:
    Land                                                              $     4,746         $     4,746
    Building and improvements                                           4,668,358           4,653,919
    Machinery and equipment                                               116,851             254,390
                                                                      -----------         -----------
                                                                        4,789,955           4,913,055
  Less accumulated depreciation                                         3,396,834           3,500,473
                                                                      -----------         -----------
                                                                        1,393,121           1,412,582
                                                                      -----------         -----------

  Land held for development:
    Land                                                                  803,592             803,592
    Land development costs                                              1,499,930           1,215,546
                                                                      -----------         -----------
                                                                        2,303,522           2,019,138
                                                                      -----------         -----------
      Total real estate, net                                            3,696,643           3,431,720

CASH AND CASH EQUIVALENTS (Note 6)                                      1,105,790           2,688,838
RENT RECEIVABLE, net of allowance for doubtful
  accounts of $62,000 and $50,000, respectively                            30,079              20,930
PREPAID EXPENSES AND OTHER ASSETS                                         122,527             136,655
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                  1,585,104           1,585,104
PREPAID PENSION COSTS (Note 3)                                          1,668,252           1,703,155
                                                                      -----------         -----------

                                                                      $ 8,208,395         $ 9,566,402
                                                                      ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                               $   409,356         $   523,152
  Deposit on contract for sale of real estate (Note 7)                  1,000,000                  --
  Tenant security deposits payable                                        253,878             246,516
  Loans payable (Note 6)                                                  700,184             742,392
  Deferred income taxes (Note 2)                                        1,196,000           1,234,000
                                                                      -----------         -----------
    Total liabilities                                                   3,559,418           2,746,060
                                                                      -----------         -----------

COMMITMENTS (Notes 3 and 11)

STOCKHOLDERS' EQUITY: (Notes 5 and 8)
  Common stock, $1 par value; authorized 4,000,000
    shares; 1,531,086 shares issued                                     1,531,086           1,531,086
  Additional paid-in capital                                            7,235,301           7,539,475
  (Deficit) retained earnings                                          (1,556,322)            123,856
                                                                      -----------         -----------
                                                                        7,210,065           9,194,417
  Less cost of shares of common stock held in treasury,
    net of treasury stock dividend distributable of $2,038,082
    at April 30, 2002 (Note 8)                                         (2,561,088)         (2,374,075)
                                                                      -----------         -----------
      Total stockholders' equity                                        4,648,977           6,820,342
                                                                      -----------         -----------

                                                                      $ 8,208,395         $ 9,566,402
                                                                      ===========         ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Years Ended
                                                                April 30,
                                                     -------------------------------
                                                         2002                2001
                                                     -----------         -----------
REVENUE FROM RENTAL PROPERTY
   (Notes 11 and 14)                                 $ 2,608,005         $ 2,452,520
                                                     -----------         -----------

RENTAL PROPERTY EXPENSE:
   Real estate taxes                                     428,031             403,841
   Operating and maintenance                             594,012             658,568
   Interest expense                                       61,520              65,955
   Depreciation                                          107,394             101,594
                                                     -----------         -----------
                                                       1,190,957           1,229,958
                                                     -----------         -----------

INCOME FROM RENTAL PROPERTY                            1,417,048           1,222,562
                                                     -----------         -----------

GENERAL AND ADMINISTRATIVE (Note 3)                    1,424,520           1,191,859
TERMINATION COSTS                                             --               2,115
                                                     -----------         -----------
                                                       1,424,520           1,193,974
                                                     -----------         -----------

(LOSS) INCOME FROM OPERATIONS                             (7,472)             28,588
                                                     -----------         -----------

OTHER INCOME (EXPENSE):
   Aerospace income, net (Note 4)                             --           1,034,491
   Lease termination expense, net                        (28,443)            (33,841)
   Gain on sale of equipment                               7,124               4,650
   Interest income                                        48,971              40,585
                                                     -----------         -----------
                                                          27,652           1,045,885
                                                     -----------         -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  20,180           1,074,473

(BENEFIT) PROVISION FOR INCOME TAXES (Note 2)             (1,465)            378,710
                                                     -----------         -----------

NET INCOME                                           $    21,645         $   695,763
                                                     ===========         ===========

NET INCOME PER COMMON SHARE (Notes 5 and 8):
   Basic                                             $      0.02         $      0.57
                                                     ===========         ===========
   Diluted                                           $      0.02         $      0.56
                                                     ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
   Basic                                               1,218,076           1,229,583
                                                     ===========         ===========
   Diluted                                             1,225,452           1,239,203
                                                     ===========         ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               $1 Par Value
                                                Common Stock                                      Treasury Stock
                                          ---------------------   Additional     Retained     ----------------------
                                                         Par       Paid in       Earnings                                   Total
                                            Shares      Value      Capital       (Deficit)     Shares       Cost           Equity
                                          ---------  ----------   ----------   -----------    --------   -----------    -----------
Balance at May 1, 2000                    1,531,086  $1,531,086   $7,545,360   $  (571,907)    413,503   $(2,378,261)   $ 6,126,278

Issuance of stock for services                   --          --        8,315            --        (728)        4,186         12,501
Tax expense from exercise
  of stock options                               --          --      (14,200)           --          --            --        (14,200)
Net income                                       --          --           --       695,763          --            --        695,763
                                          ---------  ----------   ----------   -----------    --------   -----------    -----------

Balance at April 30, 2001                 1,531,086   1,531,086    7,539,475       123,856     412,775    (2,374,075)     6,820,342

Purchase of treasury stock (Note 8)              --          --           --            --     111,000    (2,247,750)    (2,247,750)
10% stock dividend (Note 8)                      --          --     (344,656)   (1,701,823)         --     2,038,082         (8,397)
Exercise of stock options                        --          --       36,754            --      (3,650)       20,987         57,741

Issuance of stock for services                   --          --        3,728            --        (290)        1,668          5,396
Net income                                       --          --           --        21,645          --            --         21,645
                                          ---------  ----------   ----------   -----------    --------   -----------    -----------

Balance at April 30, 2002                 1,531,086  $1,531,086   $7,235,301   $(1,556,322)    519,835   $(2,561,088)   $ 4,648,977
                                          =========  ==========   ==========   ===========    ========   ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended
                                                                                  April 30,
                                                                          --------------------------
                                                                             2002            2001
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    21,645    $   695,763
                                                                          -----------    -----------
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
     Depreciation and amortization                                            120,330        109,669
     Bad debt expense                                                          13,550         26,452
     Deferred income tax (benefit) provision                                  (38,000)       370,800
     Non-cash compensation                                                      5,396         12,501
     Pension expense (income)                                                  34,903        (36,824)
     Gain on sale of equipment                                                 (5,599)        (4,650)
     Changes in operating assets and liabilities:
     (Increase) decrease in assets:
        Land development costs                                               (284,384)        24,178
       Accounts receivable                                                    (22,699)        32,847
       Prepaid expenses and other assets                                       25,023         (2,085)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                 (122,193)       131,879
       Tenant security deposits                                                 7,362         18,457
                                                                          -----------    -----------
     Total adjustments                                                       (266,311)       683,224
                                                                          -----------    -----------
     Net cash (used in) provided by operating activities                     (244,666)     1,378,987
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                               (98,581)       (63,427)
   Proceeds from sale of equipment                                              6,800          6,850
   Deposit on contract for sale of real estate                              1,000,000             --
                                                                          -----------    -----------
     Net cash provided by (used in) investing activities                      908,219        (56,577)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans payable                                                 (56,592)       (54,496)
   Proceeds from exercise of stock options                                     57,741             --
   Purchase of treasury stock                                              (2,247,750)            --
                                                                          -----------    -----------
     Net cash used in financing activities                                 (2,246,601)       (54,496)
                                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents                       (1,583,048)     1,267,914

Cash and cash equivalents at beginning of year                              2,688,838      1,420,924
                                                                          -----------    -----------

Cash and cash equivalents at end of year                                  $ 1,105,790    $ 2,688,838
                                                                          ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2002 AND 2001

1.    Summary of Significant Accounting Policies:

      a.    Organization and nature of operations

            Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York.

            The Company is also in the process of developing its real estate holdings into a golf course community as part of an agreement with DPMG, Inc. (see Note 15).

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

      h. Net income per common share and per common and common equivalent share

            The reconciliations for the years ended April 30, 2002 and April 30, 2001 are as follows:

                                                                 Year Ended
                                                              April 30, 2002
                                                   ---------------------------------------
                                                   Income           Shares       Per Share
                                                   ------           ------       ---------
            Basic EPS                              $ 21,645        1,218,076        $.02
            Effect of dilutive securities -
              common stock options                       --            7,376          --
                                                   --------        ---------        ----

                 Diluted EPS                       $ 21,645        1,225,452        $.02
                                                   ========        =========        ====

                                                                 Year Ended
                                                              April 30, 2001
                                                   ---------------------------------------
                                                   Income           Shares       Per Share
                                                   ------           ------       ---------
            Basic EPS                              $695,763        1,229,583        $.57
            Effect of dilutive securities -
              common stock options                       --            9,620        (.01)
                                                   --------        ---------        ----

                 Diluted EPS                       $695,763        1,239,203        $.56
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

      l.    New accounting pronouncements

            In July 2001, the FASB issued Statement No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. SFAS No. 141 also expands the definition of intangible assets acquired in a purchase business combination. SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It will be effective in the first quarter of fiscal year 2003. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

            Also in July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charges is depreciated over the useful life of the asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. Statement No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. The Company is currently evaluating the impact of Statement Nos. 141, 142, 143 and 144. The Company does not believe that these pronouncements will have a material effect on the financial statements.

      m.    Reclassifications

            Certain reclassifications have been made to the consolidated financial statements for the year ended April 30, 2001 to conform with the classification used in 2002.

2.    Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

      The (benefit) provision for income taxes is comprised of the following:

                                                        Years Ended
                                                         April 30,
                                                ----------------------------
                                                   2002               2001
                                                ---------           --------
      Current:
        Federal                                 $      --           $     --
        State                                      36,535              7,910
                                                ---------           --------
                                                   36,535              7,910
                                                ---------           --------
      Deferred:
        Federal                                    12,000            268,930
        State                                     (50,000)           101,870
                                                ---------           --------
                                                  (38,000)           370,800
                                                ---------           --------
                                                $  (1,465)          $378,710
                                                =========           ========

      The components of the net deferred tax liabilities are as follows:

                                                                   April 30,
                                                          ----------------------------
                                                              2002             2001
                                                          -----------      -----------
      Deferred tax assets:
        Stock compensation                                $    38,000      $    53,000
        Accrued sick and vacation                              11,000           12,000
        Provision for bad debt                                 26,000           26,000
        Tax loss carryforwards                                555,000          727,000
        Contribution carryover                                  4,000            5,000
                                                          -----------      -----------
             Total deferred tax assets                        634,000          823,000
        Valuation allowance                                        --          (19,000)
                                                          -----------      -----------
             Net deferred tax assets                          634,000          804,000
                                                          -----------      -----------

      Deferred tax liabilities:
        Prepaid pension costs                                (699,000)        (731,000)
        Unrealized gain on investment in Citrus Grove      (1,131,000)      (1,307,000)
                                                          -----------      -----------
             Total deferred tax liabilities                (1,830,000)      (2,038,000)
                                                          -----------      -----------

             Net deferred income taxes                    $(1,196,000)     $(1,234,000)
                                                          ===========      ===========

      The Company has federal net operating loss carryforwards of approximately $1,575,000 which can be used to reduce future taxable income through 2022. The valuation allowance decreased by $19,000 during the year ended April 30, 2002 as the Company expects future earnings to absorb State net operating losses.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                          Years Ended
                                                           April 30,
                                                       ----------------
                                                       2002        2001
                                                       ----        ----

      U.S. Federal statutory income rate                34.0%      34.0%
      State income tax, net of federal tax benefits      7.5        7.5
      Permanent differences                              7.9         --
      Change in valuation allowance                     (94.2)     (4.8)
      Other differences, net                            37.5       (1.6)
                                                        ----       ----
                                                        (7.3)%     35.1%
                                                        ====       ====

3.    Retirement Plans:

      The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Due to the overfunded status of the plan, no contributions have been made for each of the two years in the period ended April 30, 2002.

      Net periodic pension (income) expense consists of the following components:

                                                                     Years Ended
                                                                      April 30,
                                                            ----------------------------
                                                               2002               2001
                                                            -----------      -----------
      Service cost                                          $    81,564      $    78,244
      Interest costs                                            104,899           90,514
      Expected return on assets                                (138,902)        (162,034)
      Net amortization                                          (12,658)         (43,548)
                                                            -----------      -----------

      Pension expense (income)                              $    34,903      $   (36,824)
                                                            ===========      ===========

       The Plan's funded status is as follows:

                                                                      April 30,
                                                            ----------------------------
                                                               2002               2001
                                                            -----------      -----------
      Change in projected benefit obligation:
        Projected benefit obligation, beginning of year     $ 1,210,194      $ 1,593,493
        Service cost                                             81,564           78,244
        Interest cost                                           104,899           90,514
        Actuarial loss                                          201,898           39,717
        Benefits paid                                          (186,186)        (591,774)
                                                            -----------      -----------

      Projected benefit obligation, end of year             $ 1,412,369      $ 1,210,194
                                                            -----------      -----------

      Change in plan assets:
        Fair value of plan assets, beginning of year        $ 1,837,125      $ 2,527,209
        Actual return on plan assets                           (138,143)        (110,892)
        Actual benefits paid                                   (202,726)        (579,192)
                                                            -----------      -----------

      Fair value of plan assets, end of year                $ 1,496,256      $ 1,837,125
                                                            ===========      ===========

      Reconciliation of funded status:
        Funded status                                       $    83,887      $   626,931
        Unrecognized net actuarial loss                       1,253,183          805,982
        Unrecognized transition asset                                --         (133,678)
        Unrecognized prior service cost                         331,182          403,920
                                                            -----------      -----------

      Prepaid pension cost                                  $ 1,668,252      $ 1,703,155
                                                            ===========      ===========

      Assumption used in accounting for the Company's defined benefit pension plan are as follows:

                                                                      Years Ended
                                                                       April 30,
                                                            ----------------------------
                                                                2002             2001
                                                            -----------      -----------
      Discount rate                                             8.0%             8.0%
      Rate of increase in compensation                          5.0%             5.0%
      Expected long-term rate of return on plan assets          8.0%             8.0%

       Securities of the Company included in plan assets are as follows:

                                                                     April 30,
                                                            ----------------------------
                                                                2002            2001
                                                            -----------      -----------
      Number of shares                                           78,346           78,346
      Market value                                          $ 1,327,965      $ 1,398,476

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

      During fiscal 2001, Dornier exercised the option, and the Company received a payment of $1,240,000, which is included in the statement of operations as "Aerospace Income", net of legal and royalty expenses. (See Note 11c).

5.    Stock Options Plans:

      Incentive Stock Option Plan

      The Company has a stock option plan (the "Plan") under which participants may be granted either Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options or grants become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 2002 and April 2007.

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

      Non-Employee Director Stock Option Plan:

      The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. Each non-employee Director was granted an initial 2,500 options on the date of adoption of the plan. These options are exercisable in three equal annual installments commencing on the first anniversary date subsequent to the grant. Additionally, each non-employee Director was granted 1,250 options on each January 1, 1997 through 2001, respectively. These additional options are exercisable in full on the first anniversary date subsequent to the date of grant.

      A summary of the Company's various fixed stock option plans as of April 30, 2002 and 2001, and changes during the years then ended is presented below:

                                                          Years Ended April 30,
                                             --------------------------------------------
                                                    2002                      2001
                                             --------------------      ------------------
                                                         Weighted                Weighted
                                                          Average                 Average
                                                         Exercise                Exercise
      Fixed Stock Options                     Shares      Price        Shares     Price
                                             -------     --------      ------    --------
      Outstanding, beginning of year         120,975      $14.90       93,475      $15.21
      Granted                                 35,090       15.94       33,275       13.91
      Exercised                               (5,500)      14.08           --          --
      Canceled                                (8,225)      16.02       (5,775)      14.20
                                             -------                  -------

      Outstanding, end of year               142,340       15.13      120,975       14.90
                                             -------                  -------

      Options exercisable at year end        142,340       15.13      102,000       15.13
                                             =======                  =======

      Weighted average fair value of
        options granted during the year                   $ 5.35                   $ 5.95
                                                          ======                   ======

The following table summarizes information about stock options outstanding at April 30, 2002:

                                          Options Outstanding                        Options Exercisable
                             --------------------------------------------         --------------------------

                                               Weighted
                                                Average          Weighted                           Weighted
                                               Remaining          Average                            Average
        Range of               Number         Contractual        Exercise           Number          Exercise
    Exercise Price           Outstanding         Life              Price          Outstanding         Price
    --------------           -----------      -----------        --------         -----------       --------
  $10.73 - $13.46               37,675           2.15             $11.56            37,675           $11.56
  $14.23 - $16.16               65,065           3.87             $15.26            65,065           $15.26
  $18.16 - $19.10               39,600           2.96             $18.30            39,600           $18.30

      Shares reserved for future issuance at April 30, 2002 are comprised of the following:

      Shares issuable upon exercise of stock options under the
        Company's Non-Employee Director Stock Option Plan                 73,700

      Shares issuable under the Company's Non-Employee
        Director Stock Compensation Plan                                  22,792

      Shares issuable upon exercise of stock options under
        the Company's stock incentive plan                               230,177

      Shares issuable under the Company's stock grant incentive plan       3,465
                                                                         -------

                                                                         330,134
                                                                         -------

      In accordance with APB Opinion No. 25, no compensation expense has been recognized for the employee stock option plans. Had the Company recorded compensation expense for the employee stock options based on the fair value at the grant date for awards in the years ended April 30, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                       2002            2001
                                                     ---------      ---------
      Net income, as reported                        $  21,645      $ 695,763
      Net (loss) income, pro forma                    (134,935)       611,628
      Basic income per share, as reported                  .02            .57
      Basic (loss) income per share, pro forma            (.11)           .50
      Diluted income per share, as reported                .02            .56
      Diluted (loss) income per share, pro forma          (.11)           .49

      For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2002 and 2001.

                                                               Years Ended
                                                                April 30,
                                                          ----------------------
                                                           2002            2001
                                                          -------        -------
      Dividend yield                                         0.0%           0.0%
      Volatility                                            41.0%          39.0%
      Risk-Free interest rate                                4.0%          5.75%
      Expected life                                       5 Years        5 Years

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

6.    Loans Payable:

                                                               April 30,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
      Term loan, bank (a)                              $688,197         $742,392
      Installment loans, other                           11,987               --
                                                       --------         --------

                                                       $700,184         $742,392
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

      Annual maturities of debt is as follows:

                   Years ending
                     April 30,                     Amount
                   -------------                 ----------
                      2003                       $   63,820
                      2004                           68,943
                      2005                           72,401
                      2006                          495,020
                                                 ----------

                                                 $  700,184
                                                 ==========

7.    Deposit on Contract for Sale of Real Estate:

      In April 2002, the Company entered into an agreement to sell 12 acres of land, buildings, and improvements located in St. James, New York to one of its tenants for $5,370,000. Pursuant to this agreement, the Company received a cash deposit of $1,000,000. The date of the closing is expected to be in July 2002, at which time the remaining balance will be paid through a note in the amount of $1,800,000 and cash of $2,570,000. In fiscal 2003, the gain on the sale of this real estate is expected to be in excess of $4,000,000.

8.    Stockholders' Equity:

      a.    Repurchase of common stock

            On April 12, 2002, the Company repurchased 111,000 shares of common stock from one of its stockholders at a price of $20.25 per share. The par value method of accounting is used for common stock repurchases. The excess of the cost of shares acquired over their par value is allocated to paid-in capital with the excess over market value charged to retained earnings.

      b.    Stock dividend

            On April 15, 2002, the Company's Board of Directors declared a 10% stock dividend payable on May 15, 2002 for shareholders of record as of May 1, 2002. A total of 100,646 shares of common stock were issued out of treasury in connection with this dividend. The financial statements at April 30, 2002 give effect to the dividend and reflect a reduction of treasury stock equal to the fair value of the stock dividend of $2,038,082. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock dividend.

            In connection with the 10% stock dividend, a cash dividend of $8,397 was paid to stockholders for fractional shares.

9.    Concentration of Credit Risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. The Company is affected by the economics of the Citrus industry due to its investments therein. Management does not believe significant credit risk exists at April 30, 2002.

10.   Supplemental Disclosures of Cash Flow Information:

                                                             Years Ended
                                                              April 30,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
       Cash paid during the year for:
         Interest                                      $  61,520      $  65,955
                                                       =========      =========
         Income taxes                                  $  88,359      $  15,417
                                                       =========      =========

11.   Commitments:

      a.    Lease commitments

            The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

                 Years Ending
                  April 30,
                 ------------

                    2003                             $   1,035,000
                    2004                                   422,000
                    2005                                   371,000
                    2006                                   335,000
                    2007                                    95,000

      b.    Employment agreements

            The Company has entered into one-year renewable employment agreements with two officers, which provide for annual salaries aggregating $342,000. The agreements provide for a one-time compensation payment of one-half of the current annual compensation in the event of a change in corporate control, as defined.

      c.    Royalty agreement

            The Company is entitled to a 3% royalty on any revenues generated by Aviodyne, Inc. as a result of the assets purchased from the Company. For the years ended April 30, 2002 and 2001 no royalty payments had been earned.

      In addition, Aviodyne was responsible for any additional technical support required by Dornier Gmbh under the technology transfer agreement (see Note 4) in exchange for 10% of any proceeds received under the technology transfer agreement. For the year ended April 30, 2001, Aviodyne earned $124,000 in connection with this arrangement.

12.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

      The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 2002, based upon an independent third party appraisal report, is approximately $5,288,000 based on the Company's ownership percentage.

      The book value of the Company's loans payable approximates its fair value.

13.   Related Party Transactions:

      Services

      A law firm related to a director provided legal services to the Company for which it was compensated approximately $309,000 and $172,000 for the years ended April 30, 2002 and 2001, respectively.

14.   Major Customers:

      For the year ended April 30, 2002 rental income from three tenants represented 16%, 12% and 11% of total rental income.

      For the year ended April 30, 2001 rental income from three tenants represented 20%, 12% and 11% of total rental income.

      Subsequent to year end, one of the Company's major tenants purchased land, buildings, and improvements from the Company (see Note 7). The tenant is not expected to continue leasing from the Company. Rental income from this tenant for the years ended April 30, 2002 and 2001 was approximately $304,000 and $295,000, respectively.

15.   Contracts:

      On April 9, 2002, the Company entered into a Golf Operating and Asset Management Agreement with DPMG, Inc. (dba Landmark National). Under the terms of this agreement, Landmark National will develop and design an 18 hole championship golf course community. The agreement provided for DPMG, Inc. to oversee the planning for land development and golf course design and construction, and the management of the facilities.

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

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2002 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

                                                                                        First Became a      Current Board
         Name & Principal Occupation or Employment                               Age        Director         Term Expires
    ---------------------------------------------------------------------------------------------------------------------
    Stephen V. Maroney                                                            60          1996               2004
    President, CEO, Treasurer, and Director of the Company

    Peter Pitsiokos                                                               42           --
    Executive Vice President, Secretary & General Counsel of the Company

    Frank D'Alessandro                                                            56           --
    Controller of the Company

    Paul L. Lamb                                                                  56          1997               2003
    Partner of Lamb & Barnosky, LLP
    Chairman of the Board of Directors of the Company

    Robert H. Beyer                                                               69          1977               2002
    Consultant
    Director of the Company

    Philip F. Palmedo                                                             68          1996               2004
    Chairman of International Resources Group
    Director of the Company

    Robert F. Friemann                                                            54          1998               2002
    CPA and Retired Partner of Albrecht, Viggiano, Zureck & Company, P.C.
    Director of the Company

(b)   Business Experience

Stephen V. Maroney, age 60, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 35 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 42, joined the Company in November 1992, is the Executive Vice President, and serves as the Company's Secretary and General Counsel. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Frank D'Alessandro, age 56, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 56, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 69, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Philip F. Palmedo , age 68, was appointed to the Board of Directors in July 1996. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Robert F. Friemann, age 54, was appointed to the Board of Directors in October 1998. He is currently a CPA and Retired Partner of Albrecht, Viggiano, Zureck & Company, P.C. Mr. Friemann has over 30 years of professional experience. He provides auditing and accounting expertise to the construction, manufacturing and distribution industries and various not-for-profit organizations. Mr. Friemann is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. In addition, he has been an instructor for the New York State Society and is the author of numerous articles on issues including taxation, accounting and auditing.

(c)   Compliance with Section 16(a) of the Exchange Act

A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 2002. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 Par Value failed to file timely reports.

Item 10 Compensation of Executive Officers and Directors

(a)   Executive Compensation

During the fiscal years ended April 30, 2002, April 30, 2001, and April 30, 2000, two Directors or Officers received remuneration in excess of $100,000 in such capacity.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                           Long term Compensation
                                                                   ----------------------------------------
                                              Annual Compensation  |        Awards           |   Pay outs  |
                                        -------------------------------------------------------------------
                                                                        |               Securities    |          |
                                                          Other Annual  | Restricted     Underlying   |   LTIP   |
       Name and                         Salary    Bonus   Compensation  |   Stock      Options/LSARs  |  Payout  |    All Other
 Principal Position           Year       ($)       ($)       ($)        |  Award ($)        (#)       |    ($)   |  Compensation
------------------------------------------------------------------------|-----------------------------|----------|--------------
Stephen V. Maroney                                                      |                             |          |
President & CEO               2002     190,750      0           0       |      0           13,750     |     0    |       0
                                                                        |                             |          |
                              2001     181,058      0           0       |      0           10,500     |     0    |       0
                                                                        |                             |          |
                              2000     176,269      0       4,875(A)    |      0            7,500     |     0    |       0
Peter Pitsiokos                                                         |                             |          |
Exec.V.P. and Secretary       2002     123,128      0           0       |      0           14,300     |     0    |       0
                                                                        |                             |          |
                              2001     127,242      0      20,647(B)    |      0            8,000     |     0    |       0
                                                                        |                             |          |
                              2000     130,020      0      72,764(B)    |      0            3,500     |     0    |       0

(A) Mr. Maroney received shares for his services as Company Director with a fair market value of $4,875 in FY 00. The FY 2000 distribution represents fees earned prior to his appointment as President. The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(B) For the year ended 2000, Mr. Pitsiokos received 4,093 shares from the exercise of stock appreciation rights granted in FY 95, 25% of which was amortized in FY 01 with a value of $20,647 and 75% of which was amortized in FY 00 with a value of $61,942. In addition, Mr. Pitsiokos received 525 shares in FY 00 from stock awards granted in FY 98 with a value of $10,533.

Option/SAR Grants in Last Fiscal Year

------------------------------------------------------------------------------------------------------------------------------

                           Number of        % of Total
                           Securities       Options/SARs
                           Underlying       Granted to
                           Options/SARs     Employees in      Exercise or Base           Expiration
      Name                 Granted (#)      Fiscal Year       Price ($/Sh)                  Date
------------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney         13,750               39.2%            $16.162                   4/09/07
Peter Pitsiokos             3,300                9.4%            $14.861                   7/23/05
Peter Pitsiokos            11,000               31.3%            $16.162                   4/09/07

              AGGREGATED OPTION/LSAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/LSAR VALUES

                                                                  Number of Securities            Value of Unexercised
                                                                 Underlying Unexercised               In-the-Money
                                    Shares                         Options/LSAR's at                Options/LSAR's at
                                 Acquired on       Value             April 30, 2002                April 30, 2002 ($)
         Name                      Exercise      Realized      Exercisable/Unexercisable        Exercisable/Unexercisable
         ----                      --------      --------      -------------------------        -------------------------
Stephen V. Maroney
President and CEO                     --            --                  43,725/0                       $76,896/$0
Peter Pitsiokos
Exec. V.P. and Secretary              --            --                  26,950/0                       $46,907/$0

(b)   Compensation of Directors

In calendar year 2001, each Director was entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended all paid in cash. Reimbursement for travel and Company business related expenses will continue to be paid in cash. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

(c)   Employment Contracts

(c-1) Effective December 7, 2000, the Company entered into one year renewable employment contracts with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. Their annual salaries are currently at $209,500 and $132,500, respectively. The contracts provide for a severance payment equivalent to six months salary in the event of a change in control.

Item 11 Security Ownership of Certain Beneficial Owners and Management

(a) Incorporated by reference to the section entitled "Principal Shareholders" of the registrant's 2002 Proxy Statement.

(b) Incorporated by reference to the section entitled "Security Ownership of Directors, Executive Officers and Nominees" of the registrant's 2002 Proxy Statement.

Item 12 Certain Relationships and Related Transactions

(a)   Transactions with Management and Others

On April 12, 2002, the Company entered into a Contract of Sale with Sco Properties, Inc., a New York corporation wholly-owned by Gerard Scollan, to sell to Sco Properties, Inc. certain real estate owned by the Company for $5,370,000.00. Gerard Scollan is the beneficial owner of 98,350 shares of the common stock of the Company.

Their were no transactions with any officer, director, or beneficial owner of more than 5% of the Company's common stock, or any relative or spouse of the foregoing persons, that had a direct or indirect interest in any transaction involving the Company or its subsidiaries which exceeded $60,000 in the prior year.

(b)   Certain Relationships and Transactions

The Company has engaged the firm of Lamb & Barnosky, LLP as outside legal counsel for a number of years. Director Lamb is a partner in the firm to which Gyrodyne incurred legal fees of $309,191 and $172,209 in FY 2002 and FY 2001, respectively.

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

Item 13 Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                Description of Exhibit
-----------                ----------------------

99.1                       Landmark National Asset Management Agreement
99.2                       Landmark National Golf Operating Agreement

(b)   Reports on Form 8-K

One Form 8-K was filed by the Company for the fourth quarter of FY 2002. On April 24, 2002, the Company filed a Form 8-K describing (a) the entrance into a Settlement Agreement by the Company with K Capital Offshore Master Fund (U.S. Dollar), L.P., and its affiliates; (b) the declaration by the Board of Directors of the Company of a 10% stock dividend, and (c) the postponement of the Company's annual meeting until June 13, 2002. The Form 8-K attached a copy of the Settlement Agreement and four letters to shareholders, three dated April 15, 2002, and one dated April 23, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GYRODYNE COMPANY OF AMERICA, INC.


              SGD/ Stephen V. Maroney
              -------------------------------------------------------------
              Stephen V. Maroney, President, Treasurer, Director and Principal Executive Officer
              Date: July 29, 2002


              SGD/ Frank D'Alessandro
              -------------------------------------------------------------
              Frank D'Alessandro, Controller
              Date: July 29, 2002

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


              SGD/ Philip F. Palmedo
              -------------------------------------------------------------
              Philip F. Palmedo, Director,
              Date: July 29, 2002


              SGD/ Stephen V. Maroney
              -------------------------------------------------------------
              Stephen V. Maroney, Director
              Date: July 29, 2002


              SGD/ Robert F. Friemann
              -------------------------------------------------------------
              Robert F. Friemann, Director
              Date: July 29, 2002