Form 10QSB
period 2002-07-31
GYRODYNE CO OF AMERICA INC
filed 2002-09-12
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JULY 31, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________ to ________________

                          Commission file number 0-1684

                        Gyrodyne Company of America, Inc.
        (Exact name of small business issuer as specified in its charter)

            New York                                       11-1688021
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     102 Flowerfield, St. James, N.Y. 11780
                    (Address of principal executive offices)

                                 (631) 584-5400
                           (Issuer's telephone number)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,111,897 Common $1 P.V. as of August 12, 2002


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                           QUARTER ENDED JULY 31, 2002

                                                                       Seq. Page

Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Consolidated Balance Sheet                                                     3

Consolidated Statements of Income                                              4

Consolidated Statements of Cash Flows                                          5

Footnotes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis or Plan of Operation                      7

Part II - Other Information                                                    8

Signatures                                                                     8

Certification                                                                  9

Exhibit 99.3 Certification


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                July 31,
                                                                        2002
                                                                        ----
REAL ESTATE
  Rental property:
    Land                                                            $     4,746
    Building and improvements                                         4,668,358
    Machinery and equipment                                             116,851
                                                                    -----------
                                                                      4,789,955
  Less accumulated depreciation                                       3,422,829
                                                                    -----------
                                                                      1,367,126
                                                                    -----------
  Land held for development:
    Land                                                                803,592
    Land development costs                                            1,755,364
                                                                    -----------
                                                                      2,558,956
                                                                    -----------

      Total real estate, net                                          3,926,082

CASH AND CASH EQUIVALENTS                                               739,643
RENT RECEIVABLE, net of allowance for doubtful accounts of $89,723       46,773
PREPAID EXPENSES AND OTHER ASSETS                                       439,215
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                1,585,104
PREPAID PENSION COSTS                                                 1,603,282
                                                                    -----------

                                                                    $ 8,340,099
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                             $   467,368
  Deposit on contract for sale of real estate                         1,000,000
  Tenant security deposits payable                                      258,669
  Loans payable                                                         684,654
  Deferred income taxes                                               1,229,772
                                                                    -----------
        Total liabilities                                             3,640,463
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued and outstanding                           1,531,086
  Additional paid-in capital                                          7,235,301
  Deficit                                                            (1,505,663)
                                                                    -----------
                                                                      7,260,724
  Less cost of shares of common stock held in treasury               (2,561,088)
                                                                    -----------
        Total stockholders' equity                                    4,699,636
                                                                    -----------

                                                                    $ 8,340,099
                                                                    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               July 31,
                                                               --------
                                                          2002           2001
                                                          ----           ----

REVENUE FROM RENTAL PROPERTY                           $  665,167     $  655,292
                                                       ----------     ----------

RENTAL PROPERTY EXPENSE:
  Real estate taxes                                       111,758        103,615
  Operating and maintenance                                84,004        160,961
  Interest expense                                         14,598         15,764
  Depreciation                                             25,995         26,092
                                                       ----------     ----------
                                                          236,355        306,432
                                                       ----------     ----------

INCOME FROM RENTAL PROPERTY                               428,812        348,860
                                                       ----------     ----------

GENERAL AND ADMINISTRATIVE                                346,275        235,407
                                                       ----------     ----------

INCOME FROM OPERATIONS                                     82,537        113,453
                                                       ----------     ----------

OTHER INCOME:
  Interest income                                           1,894         19,438
                                                       ----------     ----------
                                                            1,894         19,438
                                                       ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                   84,431        132,891

PROVISION FOR INCOME TAXES                                 33,772         53,156
                                                       ----------     ----------

NET INCOME                                             $   50,659     $   79,735
                                                       ==========     ==========

NET INCOME PER COMMON SHARE:
  Basic                                                $     0.05     $     0.06
                                                       ==========     ==========
  Diluted                                              $     0.04     $     0.06
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
    Basic                                               1,111,897      1,230,142
                                                       ==========     ==========
    Diluted                                             1,127,316      1,244,121
                                                       ==========     ==========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              July 31,
                                                        2002           2001
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    50,659    $    79,735
                                                     -----------    -----------
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                       29,881         29,073
      Bad debt expense                                    39,045          3,000
      Deferred income tax provision                       33,772         53,156
      Pension expense                                     64,970          8,726
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                          (255,434)       (63,405)
        Accounts receivable                              (55,739)       (31,422)
        Prepaid expenses and other assets               (314,267)      (176,361)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses             58,012       (208,846)
        Tenant security deposits                           4,791          8,289
                                                     -----------    -----------
      Total adjustments                                 (394,969)      (377,790)
                                                     -----------    -----------
      Net cash used in operating activities             (344,310)      (298,055)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment            (6,307)       (15,417)
                                                     -----------    -----------
      Net cash used in investment activities              (6,307)       (15,417)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                             (15,530)       (13,165)
                                                     -----------    -----------
      Net cash used in financing activities              (15,530)       (13,165)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (366,147)      (326,637)

Cash and cash equivalents at beginning of period       1,105,790      2,688,838
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   739,643    $ 2,362,201
                                                     ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 2002, and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of April 30, 2002.

The results of operations for the three month periods ended July 31, 2002, and 2001 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                                     Three Months Ended
                                                          July 31,
                                                     2002           2001
--------------------------------------------------------------------------
      Basic                                       1,111,897      1,230,142
--------------------------------------------------------------------------
      Effect of dilutive securities                  15,419         13,979
--------------------------------------------------------------------------
      Diluted                                     1,127,316      1,244,121
--------------------------------------------------========================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Reclassification:

The prior year quarterly results from the Consolidated Statements of Income reflect a reclassification of tenant late charges from rental property expense to revenue from rental property.

6. Management Agreement with DPMG, Inc. dba Landmark National:

As compensation for its services, Landmark National will receive various fees from Gyrodyne for land development costs associated with the Golf Course, Related Facilities, and Residential Development. These costs include, but are not limited to, the following: A fixed fee of $5,000 per month, the "Golf Design Fee," not to exceed $150,000; a fixed fee of $10,000 per month, the "Residential Design Fee," not to exceed $300,000; a grading plan fee of $100,000, the "Grading Plan Fee," which shall be payable within 15 days after the completion of the rough grading plan for the Golf Course.


                                  Seq. Page 6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the first three months of fiscal 2003 reflect income before tax of $84,431 as compared to $132,891 for the same period last year. Net income after tax amounted to $50,659 and $79,735 for the same periods, respectively.

Basic and diluted net income per common share for the reporting period amounted to $0.05 and $0.04, respectively, compared to the prior year of $0.06 and $0.06, respectively.

Although there was a continuation of an improved revenue stream coupled with a reduction in expenses associated with the Company's rental property, earnings were negatively impacted by increased costs pertaining to the Gyrodyne pension fund and our provision for doubtful accounts.

For the three months ended July 31, 2002, revenues from rental property totaled $665,167 compared to $655,292 during the prior year. Rental property expense amounted to $236,355 for the reporting period and $306,432 for the same three months last year, a reduction of $70,077. This decrease in expenses is primarily attributable to a nonrecurring credit relating to a negotiated settlement on utility charges which amounted to $64,968. As a result, income from rental property increased by $79,952 for the quarter and amounted to $428,812 compared to $348,860 the prior year.

As noted, pension expense increased by $56,243 for the reporting period and were accompanied by increased provisions of $36,045 for doubtful accounts. Increased pension costs are expected to continue throughout fiscal 2003. While we are hopeful that collection of delinquent rents will be forthcoming, providing reserves for a potential charge-off is clearly the prudent action at this juncture. These two items account for $92,288 of the $110,868 increase in general and administrative expenses. The remaining major contributing factor is an increase of $18,388 in corporate governance.

Other income declined by $17,544 and is directly attributable to lower interest bearing deposits as well as lower prevailing interest rates. Other income amounted to $1,894 for the three months ended July 31, 2002 compared to $19,438 during the prior year.

Subsequent to the close of the quarter, the Company closed on the sale to an existing tenant of approximately twelve (12) acres of property and certain buildings related to an existing catering facility on the Flowerfield property. The contract of sale amounted to $5.4 million under which the Company received a cash payment of $3.6 million and holds a three year mortgage for $1.8 million with an interest rate of 5%.

The estimated profit for the transaction is $4.7 million. In the second quarter of fiscal year 2003, the Company will recognize a gain of approximately $3.1 million, the remaining profit of $1.6 million will be recognized upon satisfaction of the mortgage. The Company anticipates the utilization of the tax loss carry forward of approximately $1.5 million to offset a significant portion of the gain. In addition, the Company anticipates that it will be able to write-off a significant amount of the capitalized land development costs associated with the abandoned "Master Plan" for income tax purposes, which will also reduce the amount of tax gain from the sale of the catering facility. Currently, the capitalized expenses are carried at $1.75 million on the Company's balance sheet.

Although the sale will result in a significant decline in rental revenues for the future, it has placed the Company in a stronger cash position and enables the funding of predevelopment costs associated with the previously announced plan for an upscale residential golf course community on the Flowerfield property.

Several of the required components for a Draft Environmental Impact Study (DEIS) associated with the planned development of Flowerfield are well underway and, in some cases, being updated from earlier completion dates. We anticipate making applications to the appropriate municipal authorities for a change in zoning to accommodate the residential golf course community in October 2002.

As of July 31, 2002, the Company had cash and cash equivalents of $739,643 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. This position should be considerably enhanced with the proceeds from the sale of the catering facility and related properties.


                                  Seq. Page 7

The results of operations for the quarter ending July 31, 2002 are not necessarily indicative of nor should they be used to project full year or future results.

The statements made in this Form 10-QSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-QSB.

Part II Other Information

Items 1 through 5 are not applicable to the May 1, 2002, through July 31, 2002, period.

Item 6 Exhibits and Reports on Form 8-K

      (a) Exhibits Required: Exhibit 99.3 CEO/CFO Certification Pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K - None were filed by the Company for the first quarter of FY 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GYRODYNE COMPANY OF AMERICA, INC.
                                               (Registrant)


Date: September 10, 2002                /S/ Stephen V. Maroney
                                        ----------------------
                                        Stephen V. Maroney
                                        President, Chief Executive Officer and
                                        Treasurer


Date: September 10, 2002                /S/ Frank D'Alessandro
                                        ----------------------
                                        Frank D'Alessandro
                                        Controller


                                  Seq. Page 8

                                  CERTIFICATION

I, Stephen V. Maroney, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Gyrodyne Company of America, Inc. (the "Company");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 10, 2002


                                        /S/ Stephen V. Maroney
                                        ----------------------
                                        Stephen V. Maroney,
                                        President, Chief Executive Officer and
                                        Chief Financial Officer


                                  Seq. Page 9