Form 10QSB
period 2002-10-31
GYRODYNE CO OF AMERICA INC
filed 2002-12-13
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                1,115,862 Common $1 P.V. as of November 19, 2002


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED OCTOBER 31, 2002

                                                                       Seq. Page

Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Consolidated Balance Sheet                                                     3

Consolidated Statements of Income                                              4

Consolidated Statements of Cash Flows                                          5

Footnotes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis or Plan of Operation                      7

Part II - Other Information                                                    8

Signatures                                                                     8

Certification                                                                  9

Exhibit 99.3 Certification                                                    10


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                  October 31,
                                                                           2002
                                                                       ------------
REAL ESTATE
 Rental property:
   Land                                                                $      4,250
   Building and improvements                                              3,915,361
   Machinery and equipment                                                  116,851
                                                                       ------------
                                                                          4,036,462
 Less accumulated depreciation                                            3,228,528
                                                                       ------------
                                                                            807,934
                                                                       ------------
 Land held for development:
   Land                                                                     792,201
   Land development costs                                                 1,985,725
                                                                       ------------
                                                                          2,777,926
                                                                       ------------

      Total real estate, net                                              3,585,860

CASH AND CASH EQUIVALENTS                                                 2,749,773
RENT RECEIVABLE, net of allowance for doubtful accounts of $40,862           62,476
MORTGAGE RECEIVABLE                                                       1,800,000
PREPAID EXPENSES AND OTHER ASSETS                                           314,794
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                    1,585,104
PREPAID PENSION COSTS                                                     1,724,785
                                                                       ------------

                                                                       $ 11,822,792
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses                                 $    225,766
 Tenant security deposits payable                                           238,366
 Loans payable                                                              668,977
 Deferred income taxes                                                    2,480,445
 Deferred gain on sale of real estate                                     1,573,899
                                                                       ------------
      Total liabilities                                                   5,187,453
                                                                       ------------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; authorized 4,000,000 shares;
   1,531,086 shares issued and outstanding                                1,531,086
 Additional paid-in capital                                               7,272,197
 Retained earnings                                                          370,345
                                                                       ------------
                                                                          9,173,628
 Less cost of shares of common stock held in treasury                    (2,538,289)
                                                                       ------------
      Total stockholders' equity                                          6,635,339
                                                                       ------------

                                                                       $ 11,822,792
                                                                       ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Six Months Ended               Three Months Ended
                                             October 31,                     October 31,
                                         2002           2001            2002            2001
                                      ----------     ----------     -----------      ----------
REVENUE FROM RENTAL PROPERTY          $1,222,763     $1,327,578     $   557,596      $  672,286
                                      ----------     ----------     -----------      ----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                      199,614        207,230          87,856         103,615
  Operating and maintenance              180,097        296,980          96,093         136,019
  Interest expense                        31,569         31,554          16,971          15,790
  Depreciation                            44,890         52,805          18,895          26,713
                                      ----------     ----------     -----------      ----------
                                         456,170        588,569         219,815         282,137
                                      ----------     ----------     -----------      ----------

INCOME FROM RENTAL PROPERTY              766,593        739,009         337,781         390,149
                                      ----------     ----------     -----------      ----------

GENERAL AND ADMINISTRATIVE               709,178        557,189         362,903         321,782
                                      ----------     ----------     -----------      ----------

INCOME (LOSS) FROM OPERATIONS             57,415        181,820         (25,122)         68,367
                                      ----------     ----------     -----------      ----------

OTHER INCOME:
  Gain on sale of real estate          3,124,307              0       3,124,307               0
  Gain on sale of equipment                    0          6,500               0           6,500
  Interest income                         29,390         34,023          27,496          14,585
                                      ----------     ----------     -----------      ----------
                                       3,153,697         40,523       3,151,803          21,085
                                      ----------     ----------     -----------      ----------

INCOME BEFORE INCOME TAX               3,211,112        222,343       3,126,681          89,452

PROVISION FOR INCOME TAXES             1,284,445         93,937       1,250,673          40,781
                                      ----------     ----------     -----------      ----------

NET INCOME                            $1,926,667     $  128,406     $ 1,876,008      $   48,671
                                      ==========     ==========     ===========      ==========

NET INCOME PER COMMON SHARE:
  Basic                                    $1.73          $0.11           $1.69           $0.04
                                           =====          =====           =====           =====
  Diluted                                  $1.71          $0.11           $1.67           $0.04
                                           =====          =====           =====           =====

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                              1,112,149      1,118,311       1,112,402       1,118,311
                                      ==========     ==========     ===========      ==========
    Diluted                            1,126,235      1,130,476       1,125,242       1,129,933
                                      ==========     ==========     ===========      ==========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                        October 31,
                                                               ----------------------------
                                                                   2002             2001
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $ 1,926,667      $   128,406
                                                               -----------      -----------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                 53,156           58,766
      Bad debt expense                                              40,862            6,000
      Deferred income tax provision                              1,284,445           88,937
      Stock compensation                                            54,331                0
      Pension expense                                              129,940           17,451
      Gain on sale of equipment                                          0           (6,500)
      Gain on sale of real estate                               (3,124,307)               0
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                    (552,451)         (64,020)
        Accounts receivable                                        (73,259)         (72,691)
        Prepaid expenses and other assets                         (187,194)         (37,248)
        Prepaid pension costs                                     (186,473)               0
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                     (183,590)        (327,364)
        Tenant security deposits                                   (15,512)           6,827
                                                               -----------      -----------
      Total adjustments                                         (2,760,052)        (329,842)
                                                               -----------      -----------
      Net cash used in operating activities                       (833,385)        (201,436)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                              2,523,625                0
  Proceeds from sales of equipment                                       0            6,500
  Acquisition of property, plant and equipment                     (20,414)         (57,086)
                                                               -----------      -----------
      Net cash provided by (used in) investment activities       2,503,211          (50,586)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                       (31,207)         (26,304)
  Proceeds from exercise of stock options                            5,364                0
                                                               -----------      -----------
      Net cash used in financing activities                        (25,843)         (26,304)
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents             1,643,983         (278,326)

Cash and cash equivalents at beginning of period                 1,105,790        2,688,838
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $ 2,749,773      $ 2,410,512
                                                               ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
  Mortgage receivable                                          $ 1,800,000      $         0
                                                               ===========      ===========
  Deferred gain on sale of real estate                         $ 1,573,899      $         0
                                                               ===========      ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended October 31, 2002, and 2001.

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

The results of operations for the three and six month periods ended October 31, 2002, and 2001 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                           Six months ended           Three Months Ended
                                              October 31,                 October 31,
                                           2002          2001          2002          2001
      Basic                             1,112,149     1,118,311     1,112,402     1,118,311
      Effect of dilutive securities        14,086        12,165        12,840        11,622
                                        ---------     ---------     ---------     ---------
      Diluted                           1,126,235     1,130,476     1,125,242     1,129,933
                                        =========     =========     =========     =========

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Sale of Real Estate

On August 8, 2002, the Company sold approximately twelve acres of property and certain buildings to an existing tenant. The contract of sale amounted to approximately $5.4 million under which the Company received a cash payment of approximately $3.6 million and a three year mortgage for $1.8 million with interest at 5%. The profit on the sale of the land and buildings was $4.7 million. Pursuant to Statement of Financial Accounting Standards No. 66, approximately $1.6 million of the gain on this sale has been deferred as of October 31, 2002. The deferred gain will be recognized upon collection of the mortgage receivable.

6. Reclassification:

The prior year to date results from the Consolidated Statements of Income reflect a reclassification of tenant late charges from rental property expenses to revenue from rental property.


                                  Seq. Page 6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the second quarter ending October 31, 2002 reflect net income of $1,876,008 compared to $48,671 for the same period last year. This significant increase is due to recognition of a $3.1 million gain from the sale of approximately 12 acres of land and buildings to an existing tenant.

Net income for the six months ending October 31, 2002 amounted to $1,926,667 compared to $128,406 for the same period last year.

Diluted per share earnings amounted to $1.67 and $1.71 for the current three and six month periods compared to $0.04 and $0.11 for the like periods last year.

Reversing the established trend of improved earnings from rental property operations, revenues declined to $557,596 for the three month period and $1,222,763 for the six months then ended. This compares to $672,286 and $1,327,578 for the prior year periods, respectively. For the most part, the decrease is directly attributable to the loss of rental income brought about by the above cited sale. Additionally, a major tenant on the Flowerfield property reduced the amount of square footage it required. In combination, these events impacted revenues by $114,690 and $104,815 for the three and six month reporting periods, respectively.

Rental property expenses, which continue to reflect reductions, amounted to $219,815 compared to $282,137 for the three month period, a decrease of $62,322. Contributing factors include reduced salaries and benefits of $21,298, building and equipment maintenance totaling $17,096, and a decrease in depreciation expense and real estate taxes , associated with the above referenced sale, totaling $7,818 and $15,759, respectively. Expenses for the six month period amounted to $456,170 and also compare favorably to the $588,569 posting for the prior year. This decrease of $132,399 also reflects reductions in salaries and benefits of $30,023, building and equipment maintenance of $19,761, and a decrease in depreciation and real estate taxes of $7,915 and $7,616, respectively. Additionally, as reported in an earlier filing, the Company negotiated a settlement on utility charges and received a nonrecurring credit of $64,968.

As a result, income from rental property declined for the three month period by $52,368 and amounted to $337,381 for the current quarter compared to $390,149 during the prior year. For the six months ending October 31, 2002, income from rental property totaled $766,593, $27,584 above last years result of $739,009.

General and administrative expenses amounted to $362,903 for the quarter ending October 31, 2002 compared to $321,782 for the same period last year. This increase of $41,121 included several contributing factors. Salaries and benefits, which included stock option expenses of $54,331, increased by $63,869, corporate governance expenses increased $17,748 and ongoing increases in pension fund expenses impacted the quarterly results by $56,243. Expenses declined for legal, consulting and outside services by $59,661 as did directors fees by $8,896. Additionally, our provision for doubtful accounts decreased by $39,500 for the three month period. A number of other smaller items accounted for the remainder of the variance.

For the six month period ending October 31, 2002, general and administrative expenses increased by $151,989 and totaled $709,178 compared to $557,189 for the same period last year. Mirroring the major contributing factors of the quarterly results, salaries and benefits increased $61,390 over the prior year period, corporate governance increased by $43,749 and pension costs increased by $112,486. Expenses attributable to legal, consulting and outside services declined by $63,505 and directors fees were $16,599 below last year.

Reflecting the foregoing, the Company experienced a loss from operations for the three month period of $25,122 as compared to income of $68,367 for the same quarter last year. For the six months ending October 31, 2002, income from operations amounts to $57,415 compared to $181,820 the prior year.

Including the $3.1 million from the sale of certain properties mentioned earlier, other income for the quarter amounted to $3,151,803 compared to $21,085 last year. Six month comparisons are similar and amount to $3,153,697 and $40,523 as of October 31, 2002 and 2001, respectively.


                                  Seq. Page 7

As of October 31, 2002, the Company had cash and cash equivalents totaling $2,749,773 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. At statement date, working capital amounted to $2,541,716. For the three month period ending October 31, 2002, capitalized expenses related to the development of a golf course community totaled $230,361.

In connection with the sale of approximately 12 acres of land and buildings to an existing tenant, the Company holds a mortgage for $1.8 million with an interest rate of 5%. The mortgage interest payments will be received on a quarterly basis over the next three years. The principal balance of $1.8 million will be received at the end of the three years.

The results of operations for both the three and six month periods ending October 31,2002, are not necessarily indicative of , nor should they be used to project, full year or future results.

With regard to the previously announced plan to develop a world class golf course community on the Flowerfield property, the Company filed initial municipal applications to secure the required entitlements in the latter part of October, 2002.

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

Part II Other Information

Items 1 through 5 are not applicable to the August 1, 2002, through October 31, 2002, period.

Item 6 Exhibits and Reports on Form 8-K

      (a) Exhibits Required: Exhibit 99.3 CEO/CFO Certification Pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K - None were filed by the Company for the second quarter of FY 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GYRODYNE COMPANY OF AMERICA, INC.
                                              (Registrant)


Date: December 10, 2002                 /S/ Stephen V. Maroney
                                        ----------------------
                                        Stephen V. Maroney
                                        President, Chief Executive Officer and
                                        Treasurer


Date: December 10, 2002                 /S/ Frank D'Alessandro
                                        ----------------------
                                        Frank D'Alessandro
                                        Controller


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

      4. The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Based on the most recent evaluation, the registrant's certifying officer is also responsible to disclose, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002


                                        /S/ Stephen V. Maroney
                                        ----------------------
                                        Stephen V. Maroney,
                                        President, Chief Executive Officer and
                                        Chief Financial Officer


                                  Seq. Page 9