Form 10QSB
period 2003-01-31
GYRODYNE CO OF AMERICA INC
filed 2003-03-12
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2003

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

    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,117,062 Common $1 P.V. as of February 25, 2003


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED JANUARY 31, 2003


                                                                       Seq. Page
Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Consolidated Balance Sheet                                                     3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Footnotes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis or Plan of Operation                      7

Part II - Other Information                                                    8

Signatures                                                                     9

Certification                                                                 10

Exhibit 10 Material Contracts                                                 11

Exhibit 99.3 Certification                                                    20


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    January 31,
                                                                       2003
                                                                       ----
ASSETS

REAL ESTATE
 Rental property:
   Land                                                             $     4,250
   Building and improvements                                          3,915,361
   Machinery and equipment                                              153,906
                                                                    -----------
                                                                      4,073,517
 Less accumulated depreciation                                        3,248,717
                                                                    -----------
                                                                        824,800
                                                                    -----------
 Land held for development:
   Land                                                                 792,201
   Land development costs                                             2,167,799
                                                                    -----------
                                                                      2,960,000
                                                                    -----------

      Total real estate, net                                          3,784,800

CASH AND CASH EQUIVALENTS                                             2,370,705
RENT RECEIVABLE, net of allowance for doubtful accounts of $40,862       48,462
MORTGAGE RECEIVABLE                                                   1,800,000
PREPAID EXPENSES AND OTHER ASSETS                                       502,746
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                1,585,104
PREPAID PENSION COSTS                                                 1,659,815
                                                                    -----------

                                                                    $11,751,632
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                             $   178,766
  Tenant security deposits payable                                      238,120
  Loans payable                                                         688,802
  Deferred income taxes                                               2,457,792
  Deferred gain on sale of real estate                                1,573,899
                                                                    -----------
      Total liabilities                                               5,137,379
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued and outstanding                           1,531,086
 Additional paid-in capital                                           7,278,191
 Retained earnings                                                      336,365
                                                                    -----------
                                                                      9,145,642
  Less cost of shares of common stock held in treasury               (2,531,389)
                                                                    -----------
      Total stockholders' equity                                      6,614,253
                                                                    -----------

                                                                    $11,751,632
                                                                    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Nine Months Ended           Three Months Ended
                                              January 31,                  January 31,
                                           2003          2002          2003           2002
                                           ----          ----          ----           ----

REVENUE FROM RENTAL PROPERTY           $ 1,777,086    $1,959,974   $   554,323    $   632,396
                                       -----------    ----------   -----------    -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                        246,783       316,274        47,169        109,044
  Operating and maintenance                318,994       449,943       138,897        152,963
  Interest expense                          45,702        46,782        14,133         15,228
  Depreciation                              65,079        80,030        20,189         27,225
                                       -----------    ----------   -----------    -----------
                                           676,558       893,029       220,388        304,460
                                       -----------    ----------   -----------    -----------

INCOME FROM RENTAL PROPERTY              1,100,528     1,066,945       333,935        327,936
                                       -----------    ----------   -----------    -----------

GENERAL AND ADMINISTRATIVE               1,129,238       894,412       420,060        337,223
                                       -----------    ----------   -----------    -----------

(LOSS) INCOME FROM OPERATIONS              (28,710)      172,533       (86,125)        (9,287)
                                       -----------    ----------   -----------    -----------

OTHER INCOME:
  Gain on sale of real estate            3,124,307             0             0              0
  Gain on sale of equipment                      0         6,500             0              0
  Interest income                           58,881        43,427        29,491          9,404
                                       -----------    ----------   -----------    -----------
                                         3,183,188        49,927        29,491          9,404
                                       -----------    ----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX          3,154,478       222,460       (56,634)           117

PROVISION (BENEFIT) FOR INCOME TAXES     1,261,791        93,984       (22,654)            47
                                       -----------    ----------   -----------    -----------

NET INCOME (LOSS)                      $ 1,892,687    $  128,476   ($   33,980)   $        70
                                       ===========    ==========   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                $      1.70    $     0.11   ($     0.03)   $      0.00
                                       ===========    ==========   ===========    ===========
  Diluted                              $      1.69    $     0.11   ($     0.03)   $      0.00
                                       ===========    ==========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                1,113,572     1,118,311     1,116,423      1,118,311
                                       ===========    ==========   ===========    ===========
    Diluted                              1,122,962     1,128,145     1,116,423      1,123,639
                                       ===========    ==========   ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                             January 31,
                                                          2003          2002
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 1,892,687   $   128,476
                                                      -----------   -----------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                        77,772        88,973
      Bad debt expense                                      2,545         9,000
      Deferred income tax provision                     1,261,792        88,984
      Stock compensation                                   54,331             0
      Pension expense                                     194,910        26,177
      Gain on sale of equipment                                 0        (6,500)
      Gain on sale of real estate                      (3,124,307)            0
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                           (734,525)     (100,645)
        Accounts receivable                               (20,928)      (17,979)
        Prepaid expenses and other assets                (376,773)     (113,344)
        Prepaid pension costs                            (186,473)            0
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses            (230,590)     (346,841)
        Tenant security deposits                          (15,758)       10,738
                                                      -----------   -----------
      Total adjustments                                (3,098,004)     (361,437)
                                                      -----------   -----------
      Net cash used in operating activities            (1,205,317)     (232,961)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                     2,523,625             0
  Proceeds from sales of equipment                              0         6,500
  Acquisition of property, plant and equipment            (23,214)      (60,067)
                                                      -----------   -----------
      Net cash provided by (used in) investment
        activities                                      2,500,411       (53,567)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                              (48,437)      (41,204)
  Proceeds from exercise of stock options                  18,258             0
                                                      -----------   -----------
      Net cash used in financing activities               (30,179)      (41,204)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents    1,264,915      (327,732)

Cash and cash equivalents at beginning of period        1,105,790     2,688,838
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,370,705   $ 2,361,106
                                                      ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
  Mortgage receivable                                 $ 1,800,000   $         0
                                                      ===========   ===========
  Deferred gain on sale of real estate                $ 1,573,899   $         0
                                                      ===========   ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 2003, and 2002.

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

The results of operations for the three and nine month periods ended January 31, 2003, and 2002 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                     Nine months ended      Three Months Ended
                                        January 31,             January 31,
                                      2003        2002        2003        2002
                                   ---------   ---------   ---------   ---------

Basic                              1,113,572   1,118,311   1,116,423   1,118,311
Effect of dilutive securities          9,390       9,834           0       5,328
                                   ---------   ---------   ---------   ---------
Diluted                            1,122,962   1,128,145   1,116,423   1,123,639
                                   =========   =========   =========   =========

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Commitments:

Effective January 23, 2003, in an effort to provide for the stability of management during the development period of the Flowerfield property, the Company amended the existing employment contracts with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and with Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control.

6. Reclassification:

The prior year to date results from the Consolidated Statements of Operations reflect a reclassification of tenant late charges from rental property expenses to revenue from rental property.


                                  Seq. Page 6

7. Cash Flow Supplemental Information:

During the nine months ended January 31, 2003, the Company incurred an installment obligation of $37,055 for the purchase of equipment.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      (a)   Not Applicable

      (b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the third quarter ending January 31, 2003 reflect a net loss of $33,980 compared to a breakeven for the same period last year. Net income for the nine months then ended totaled $1,892,687 compared to $128,476 during the prior year.

Diluted per share earnings amounted to ($0.03) and $1.69 for the current three and nine month periods compared to $0.00 and $0.11 for the like periods last year.

Revenue from rental property declined for the reporting period, amounting to $554,323 and $1,777,086 for the current three and nine months then ended. These results compare to $632,396 and $1,959,974 for the same periods last year, respectively. The single most significant factor to this decline is the loss of rental income brought about by the sale of 12 acres of land and buildings related to the operation of a former tenant's catering facility. This sale and the foreseen loss of revenues were previously reported in the Company's October 31, 2002 filing. Revenues declined by $78,073 and $182,888 for the three and nine month reporting periods, respectively.

Expenses associated with the rental property operation also declined and as a result, overall profitability was not impaired. Expenses totaled $220,388 compared to $304,460 for the three months ending January 31, 2003 and 2002 and $676,558 compared to $893,029 for the nine months then ended, respectively. For the most part, the three month reduction of $84,072 was the product of reduced real estate taxes of $61,875 which are being capitalized in conjunction with our filed application to develop a residential golf course community. The remaining contributing factors are reductions in salaries and benefits of $22,172 and $7,036 in depreciation expenses. These savings were partially offset by increases and variations in a number of other items, the largest of which was an increase in roofing repairs amounting to $12,248.

The $216,471 reduction in the current nine month year to date expenses includes decreases of $69,491 in real estate taxes, $52,196 in salaries and benefits and a previously reported utility adjustment of $64,968. Various other items, the largest being a reduction in depreciation expense of $14,951, contributed to the balance of the variance between periods.

As a result, income from rental property operations improved moderately for both the current three and nine month reporting periods, totaling $333,935 and $1,100,528, respectively. These results compare to $327,936 and $1,066,945 for the same quarter and nine month periods of the prior year.

General and administrative expenses increased to $420,060 for the three month period ending January 31, 2003 as compared to the $337,223 posted for the same quarter of the prior year. For the nine months ending January 31, 2003, these expenses totaled $1,129,238 compared to $894,412 the prior year. Salaries and benefits increased by $16,476 and $77,865 for the three and nine month periods, respectively. The nine month results included a $54,331 stock option expense as previously reported. Additionally, the expense of conducting two annual meetings and the related costs of corporate governance matters are reflected in an increase of $49,748 and $93,498 for the three and nine month periods, respectively. Pension expense continued to reflect the previously reported and significant increases which amounted to $56,243 and $168,729 for the three and nine months ending January 31, 2003. Various other expenses were reduced for the period. Among the most significant reductions for the three months ending January 31, 2003 were $42,085 in legal and consulting expenses. For the nine month reporting period the Company experienced reductions of $89,652 in legal and consulting fees, $18,599 in directors fees, and $16,820 in other fees for outside services.

Reflecting the foregoing, the Company experienced a loss from operations of $86,125 and $28,710 for the three and nine months ending January 31, 2003 compared to a loss of $9,287 for the same quarter last year and income from operations of $172,533 for the nine month period of the prior year.

Other income for the quarter ending January 31, 2003 totaled $29,491 and includes $22,500 of interest on the catering facility mortgage; the balance being income from our interest bearing deposits. Prior year results total $9,404 and represents income from interest bearing deposits only. For the nine months ending January 31, 2003, other income totaled $3,183,188 and includes partial proceeds of


                                  Seq. Page 7

$3,124,307 from the catering facility sale and interest income of $58,881, $43,250 of which is from the mortgage receivable. For the prior year nine month period, other income totaled $49,927.

At January 31, 2003, the Company had cash and cash equivalents totaling $2,370,705 and anticipates having the capacity to fund normal and administrative expenses and its regular debt service requirements. At statement date, working capital amounted to $2,378,048. For the three month period ending January 31, 2003, capitalized expenses related to the development of the residential golf course community on the Company's 314 acre Flowerfield property amounted to $181,936.

The results of operations for both the three and nine month periods ending January 31, 2003, are not necessarily indicative of, nor should they be used to project, full year or future results.

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

Part II Other Information

Items 1, 2 and 3 are not applicable to the November 1, 2002, through January 31, 2003, period.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting for Fiscal Year 2002 was held on January 23, 2003. On each matter submitted to shareholders, the votes were as follows:

To elect one Director, Richard B. Smith, to serve for a term of one year and two directors, Robert F. Friemann and Robert H. Beyer, to serve for a term of three years or until their successors shall be elected and shall qualify: Richard B. Smith; votes for 804,740, votes withheld 181,587; Robert F. Friemann; votes for 807,130, votes withheld 179,197; Robert H. Beyer; votes for 808,760, votes withheld 177,567.

Messrs. Lamb, Maroney, and Palmedo continue to serve as Directors in accordance with their terms of office.

To ratify the engagement of Holtz, Rubenstein & Co., LLP as certified public accountants and auditors for the fiscal year ending April 30, 2003; votes for 890,498, votes against 94,348, votes abstain 1,481.

Item 5 Other information

Effective January 23, 2003, in an effort to provide for the stability of management during the development period of the Flowerfield property, the Company amended the existing employment contracts with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and with Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control. See Exhibit 10 Material Contracts.

Item 6 Exhibits and Reports on Form 8-K

      (a) Exhibit 10 Material Contracts.

      Exhibits Required: Exhibit 99.3 CEO/CFO Certification Pursuant to 18 USC,
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K - One Form 8-K was filed by the Company for the third quarter of FY 2003. On November 27, 2002, the Company filed a Form 8-K reporting an increase in the number of directors from five to six and appointing Richard B. Smith as its sixth director. In addition, the Record Date for the determination of shareholders entitled to notice of, and to vote at, the Annual Meeting was set as well as the Date for the Annual Meeting of Shareholders. The Board also announced the three nominees for director.


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


                                GYRODYNE COMPANY OF AMERICA, INC.
                                          (Registrant)


   Date: March 12, 2003         /S/ Stephen V. Maroney
                                ----------------------
                                Stephen V. Maroney
                                President, Chief Executive Officer and Treasurer


   Date: March 12, 2003         /S/ Frank D'Alessandro
                                ----------------------
                                Frank D'Alessandro
                                Controller


                                  Seq. Page 9

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


Date: March 12, 2003

                                          /S/ Stephen V. Maroney
                                          ----------------------
                                          Stephen V. Maroney,
                                          President, Chief Executive Officer
                                          and Chief Financial Officer


                                  Seq. Page 10