Form 10KSB
period 2003-04-30
GYRODYNE CO OF AMERICA INC
filed 2003-07-21
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 2003.

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

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

The issuer's revenues for its most recent fiscal year were: $2,344,396

The aggregate market value of the 966,766 shares of voting stock held by non-affiliates of the issuer on June 12, 2003 was $17,479,129. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

The number of shares outstanding of the issuer's Common $1.00 Par Value stock as of June 12, 2003 was 1,117,062.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the FY 2003 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

                              INDEX TO FORM 10-KSB
                                FISCAL YEAR 2003

ITEM #                                                                                                           PAGE
------                                                                                                           ----
PART I
            1 -Business                                                                                           3
            2 -Properties                                                                                         4
            3 -Legal Proceedings                                                                                  4
            4 -Submission of Matters to a Vote of Security Holders                                                5

PART II
            5 -Market for Registrant's Common Stock and Related Stockholders' Matters                             5
            6 -Management's Discussion and Analysis of Financial Condition and Results of Operations              6
            7 -Financial Statements and Supplementary Data                                                       11
            8 -Changes in and Disagreements on Accounting and Financial Data                                     11

PART III
            9 -Directors and Executive Officers of Registrant                                                    12
           10 -Compensation of Executive Officers and Directors                                                  14
           11 -Security Ownership of Certain Beneficial Owners and Management                                    15
           12 -Certain Relationships and Transactions                                                            16
           13 -Exhibits and Reports on Form 8K                                                                   17
           14 -Controls and Procedures                                                                           17
                Signatures                                                                                       18
                Certification                                                                                    19
                Exhibit 99.3 Certification


                                     PART I

Item 1 Description of Business

(a) Business Development

Incorporated in New York in 1946, Gyrodyne Company of America, Inc. (the "Company") was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the US Navy. Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation.

The Company concentrates its efforts on the development of its real estate holdings in St. James and Stony Brook, New York. The converted buildings consist of approximately 184,000 rentable square feet housing 66 tenants in space suitable for office, engineering, manufacturing, and warehouse use. This rental property operation is the principal business of the Company and currently represents its sole source of revenue. The property, which is known as Flowerfield, consists of 314 acres. Approximately 30 acres are utilized for the rental property and the balance of 284 remain undeveloped. Flowerfield is currently the subject of a development plan to construct an upscale residential golf course community consisting of 336 home sites.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

(b) Business of Issuer

The Company manages its real estate operation and is a passive investor as a limited partner in the Callery Judge Grove in Palm Beach County, Florida. It currently has a total of 10 full time employees involved in support of the real estate operation and development plans.

Real Estate

Gyrodyne owns a 314 acre site, primarily zoned for light industry, and is located approximately 50 miles east of New York City on the north shore of Long Island. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates.

The Flowerfield property is bisected by the town lines of Smithtown and Brookhaven Townships. The existing buildings and approximately 132 acres are located in the hamlet of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the hamlet of Stony Brook, Township of Brookhaven. The vacant property in St. James and Stony Brook is one of the largest undeveloped industrially zoned parcels on Long Island. During the latter part of fiscal 2002, the Company entered into a contract of sale in the amount of $5,370,000 for 12 acres and buildings related to an existing tenants catering facility. That transaction was completed in August, 2002 and the total acres referred to above reflect that sale.

There are five main building groups with rental unit sizes ranging from 300 to 25,000 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling. The Port Jefferson Branch of the Long Island Railroad runs through the property.

Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During fiscal year 2003, the Company had no expenses related to environmental issues.

During the past two years, several evaluations of highest and best use for the property have resulted in the adoption of the plan to develop an upscale residential golf course community at Flowerfield.

In that regard, Gyrodyne executed agreements with Landmark National to design and develop an 18 hole championship golf course community at Flowerfield. The contractual arrangements with Landmark were included as exhibits to the Company's 2002 10-KSB annual report. Having completed the design phase for both the golf course and the residential components of the development plan, the Company filed its applications for a change of zone to achieve the appropriate entitlements. Those applications were filed in the Towns of Brookhaven and Smithtown in October, 2002 and June 2003, respectively.

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

The Company's investment in the Grove only changes when capital distributions are received or when cash payments are made to the Grove. There were no such transactions in FY 2003, and the Company does not anticipate receiving any distributions from the Grove in the near future. The Company's last cash receipt from the Grove was in calendar year 1991 and amounted to $294,000.

Item 2 Description of Property

(c) Description of Real Estate and Operating Data

The Company owns a 314 acre tract of land located on the north shore of Suffolk County, Long Island, New York. The Company currently has approximately 184,000 square feet of rental space and has 66 tenants.

The land is carried on the Company's balance sheet at cost in the amount of $796,451 while the buildings and improvements are carried at a depreciated cost of $726,742. At the current time, the property and buildings, except for Building #7 and the surrounding 6 1/2 acres, which, at statement date, were encumbered by a 10 year collateral mortgage in the amount of $1,050,000, are entirely without financial encumbrances. The principal balance of the mortgage as of April 30, 2003 was $628,450. Subsequent to the close of business on April 30, 2003, the Company restructured its debt by securing a revolving line of credit in the amount of $ 1,750,000. The existing mortgage, as described above, was satisfied and the outstanding balance of $622,868 was incorporated into the newly established credit facility. Collateral for the credit line consists of the same 6 1/2 acres and building #7.

The average age of all the buildings is approximately 43 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed, and well maintained.

The Company currently maintains a $10 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

The following table sets forth certain information as of April 30, 2003 for the total Company property.

                                                                                  Annual
                                                                                   Base
                          Rentable                            Annual               Rent                Number
                           Square            Percent           Base             Per Leased               Of
     Property               Feet             Leased            Rent              SQ. FT.              Tenants
     --------               ----             ------            ----              -------              -------
  St. James, N.Y.         184,000              83%          $2,111,479            $11.48                 66

Item 3 Legal Proceedings

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers that the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal Year 2003.

                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters

(a) Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low sales prices for the Company's stock for each full quarter within the two most recent fiscal years:

            -------------------------------------------------------
                                           Sales Price  Sales Price
                   Quarter Ended               Low        High
            -------------------------------------------------------
                      Fiscal 2002
            -------------------------------------------------------
            July 31, 2001                     $14.89        $19.50
            -------------------------------------------------------
            October 31, 2001                  $14.88        $19.00
            -------------------------------------------------------
            January 31, 2002                  $13.91        $18.40
            -------------------------------------------------------
            April 30, 2002                    $15.91        $19.00
            -------------------------------------------------------
                      Fiscal 2003
            -------------------------------------------------------
            July 31, 2002                     $14.95        $18.25
            -------------------------------------------------------
            October 31, 2002                  $13.95        $16.99
            -------------------------------------------------------
            January 31, 2003                  $12.56        $17.37
            -------------------------------------------------------
            April 30, 2003                    $15.26        $17.55
            -------------------------------------------------------

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                                        Number of Holders
            Title of Class                              as of June 12, 2003
            ---------------------------------------------------------------
            Common Stock, $1.00 Par Value                      1,076

(c) A 10% stock dividend was declared on April 15, 2002 to shareholders of record on May 1, 2002 which was distributed on May 15, 2002. The new shares issued totaled 100,646 and there were 495.220 fractional shares paid in cash. There were no stock dividends declared in the fiscal year ended April 30, 2003.

(d) Equity Compensation Plan Information

---------------------------------------------------------------------------------------------------------
                                                                                         Number of
                                                                                         Securities
                                                                                         Remaining
                           Number of                                                     Available for
                           Securities to be                                              Future Issuance
                           Issued upon                                                   Under Equity
                           Exercise of                                                   Compensation
                           Outstanding               Weighted-average                    Plans (excluding
                           Options,                  exercise price of                   Securities
         Plan              Warrants and              outstanding options                 Reflected in
         Category          Rights                    warrants and rights                 Column (a))
                              (a)                          (b)                             (c)
---------------------------------------------------------------------------------------------------------
Equity
Compensation
Plans approved
By security
Holders                    170,615                        $18.30                             154,354
---------------------------------------------------------------------------------------------------------
Equity
Compensation
Plans not
Approved by
Security holders                --                            --                                  --
---------------------------------------------------------------------------------------------------------
Total                      170,615                        $18.30                             154,354
---------------------------------------------------------------------------------------------------------

See footnote 5 to the financial statements for a description of the Company's stock option plans.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

Real Estate

Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and three to twenty years for machinery and equipment.

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

Real estate held for development is stated at the lower of cost or net realizable value. In addition to land, land development and construction costs, real estate held for development includes interest, real estate taxes and related development and construction overhead costs which are capitalized during the development and construction period.

Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures in its Form 10-KSB filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

             RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2003
                  AS COMPARED TO THE YEAR ENDED APRIL 30, 2002

The Company is reporting net income of $1,769,668 for fiscal year ending April 30, 2003 compared to the prior year results of $21,645. Diluted per share earnings amounted to $1.58 and $0.02 for the two periods, respectively. The increase in net income of $1,748,023 is due primarily from the sale of 12 acres and certain buildings to an existing tenant at Flowerfield for $5.4 million. Proceeds from that transaction improved this year's earnings by $1,742,614 after tax. Pursuant to the contract of sale, the Company is holding a five percent interest only mortgage in the amount of $1.8 million, which matures in August 2005.

Revenue from rental property amounted to $2,344,396 for the current year representing a decrease of $263,609 from the prior year total of $2,608,005. This 10% decline is directly attributable to the loss of rental income brought about by the aforementioned sale, which accounted for $242,240 of the decrease. Since the sale of this property only impacted earnings for the final nine months of fiscal 2003, future rental revenues will decline by approximately $334,000 on an annualized basis.

Rental property expenses for the period amounted to $905,264 and reflect a 24% reduction of $285,693 to the prior year total of $1,190,957. Several factors account for this decline. Due to the fact that we formally filed for a change of zone to accommodate a residential golf course community, $143,244 in real estate taxes on the undeveloped portion of Flowerfield were capitalized pursuant to generally accepted accounting practice. As a result, the operating expense for real estate taxes amounted to $295,198 and $428,031 during 2003 and 2002, respectively. Since capitalization of these taxes occurred for only the last six months of fiscal 2003, and based on the current level of taxes, the future impact on annualized operating expenses will be a reduction of approximately $277,000. A reduction in staffing levels contributed to a decrease in salaries and benefits totaling $81,234, representing a 25 % savings in that category of expense; salaries and benefits amounted to $250,141 and $331,375 for fiscal year 2003 and 2002, respectively. We anticipate being able to maintain the current staffing level for the future. As reported in our July 31, 2002 quarterly filing, the remaining major factor to the reduction in rental property expense was a negotiated, non-recurring utility refund totaling $64,968.

As a result of the foregoing, income from rental property kept pace with the prior year, amounting to $1,439,132 compared to the 2002 result of $1,417,048, a $22,084 increase. As outlined above, the loss of future rental revenue brought about by the sale of certain properties should be more than offset by the capitalization of real estate taxes attributable to land under development and the reduced staffing levels accomplished this past year.

General and administrative expenses reflect a nominal 4% increase over the prior year amounting to $1,477,748 compared to $1,424,520 in 2002. Despite the fact that the increase amounted to $53,228, there were several significant variances during the year. Salaries and benefits increased by $90,307 and totaled $656,514 as compared to $566,207 for the prior year. For the most part, increases in salaries of $27,508 and $54,331 in stock compensation were the contributing factors. Fees for outside services, including legal and consulting were reduced by $193,800 from $296,391 to $102,591 for 2002 and 2003, respectively. During the prior year, Gyrodyne experienced considerable expense relating to the K Capital attempt to force the sale of the Company and other legal expenses incurred during our search for the highest and best use of the Flowerfield property. These two issues amounted to $115,904 and $101,620, respectively, in fiscal 2002 and account for the major portion of the comparative decrease in 2003. Corporate governance expenses also decreased by $78,053 from $325,034 during the prior year compared to $246,981 for fiscal 2003. Again, costs involved with the K Capital issue were a major factor in conducting the Company's annual meeting and related proxy issues. By comparison, 2002 annual meeting expenses exceeded those of 2003 by $104,198. The balance of the corporate governance variance between the two periods was the result of reduced expenses of $17,005 for Directors fees, which amounted to $88,318, and $105,323 for 2003 and 2002, respectively. The final and most significant variance was an increase of $224,972 in the 2003 pension expense which totaled $259,880 compared to $34,908 during the prior year. This expense is the result of the formula required by FASB 87, which governs the accounting treatment for defined benefit pension plans. Additionally, during fiscal 2003, the Company made a cash contribution of $254,000 to bolster the pension plan's liquidity. We anticipate that pension expense and cash contributions will remain at similar levels in future years. A number of immaterial variances in several other expense categories accounted for approximately $10,000 in additional increased expenses.

Net of general and administrative expenses, the Company experienced a loss from operations of $38,616 and $7,472 for 2003 and 2002, respectively.

Interest income totaled $87,121 during fiscal 2003 which is $38,150 above the 2002 total of $48,971. The major contributing factor was $65,500 in interest earned on the $1.8 million mortgage resulting from the sale of property mentioned earlier in this report. This was partially offset by a reduction of $27,350 in income from our interest bearing deposits and is the direct result of a 1.2% weighted average decrease in interest rates between the two periods.

For 2003, the recorded gain on the sale of the 12-acre parcel and buildings related to a former tenant's catering facility amounted to $3,124,307. The balance of the deferred gain of $1.6 million on the $5.4 million sale will be recognized upon the receipt of the proceeds of the three-year mortgage. The land and buildings subject to this sale had a carrying value of $558,763 on the Company's balance sheet.

As a result, income before tax amounted to $3,172,812 for fiscal 2003 compared to a $20,180 result for the prior year. Absent the income derived from the cited sale, earnings for both periods would have been comparable.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,339,266 in fiscal 2003 and $244,666 in fiscal 2002. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community.

Net cash provided by investing activities was $2,477,109 and $908,219 in fiscal 2003 and 2002, respectively. The cash proceeds in both periods were primarily a result of the sale of the 12-acre parcel for $5.4 million, which was completed, in fiscal 2003. In fiscal 2002, we received a $1,000,000 deposit toward the sale. In fiscal 2003, we received additional cash proceeds of approximately $2.5 million. The remaining sales price was satisfied with a three year, $1.8 million, 5% mortgage. The entire principal balance from the mortgage receivable matures in August 2005.

Net cash used in financing activities was $12,316 and $2,246,601 in fiscal 2003 and 2002, respectively. The net use of cash in fiscal 2003 was a result of the repayment of long-term debt of $30,574, net of proceeds from the exercise of stock options of $18,258. The net cash used in fiscal 2002 was primarily a result of the repurchase of 111,000 shares of the Company's common stock from K Capital.

As of April 30, 2003, the Company had cash and cash equivalents of $2,231,317 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $2,444,654. As of April 30, 2003, the portion of those expenses attributable to the residential golf course community amount to $1,015,094. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,990,507 at April 30, 2003.

                                                             April 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------

Current assets:
   Cash and cash equivalents                       $2,231,317       $ 1,105,790
   Rent receivable, net                                71,437            30,079
   Net prepaid expenses and other assets              193,369            70,225
                                                   ----------------------------
     Total current assets                           2,496,123         1,206,094
                                                   ----------------------------

Current liabilities:
   Accounts payable and accrued expenses              249,624           409,356
   Deposit on contract of sale                             --         1,000,000
   Tenant security deposits payable                   238,204           253,878
   Current portion of loans payable                    17,788            63,820
                                                   ----------------------------
     Total current liabilities                        505,616         1,727,054
                                                   ----------------------------

Working capital                                    $1,990,507       $  (520,960)
                                                   ============================

Subsequent to the close of business on April 30, 2003, the Company restructured its only outstanding mortgage debt on the Flowerfield property. That amortizing loan, which had a balance of $622,868 at an average interest rate of 8.04% during fiscal '03, was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent, currently 5.00 %. The unused portion of the credit-line will enhance our financial position and liquidity and be available, if needed, to fund any unforeseen expenses associated with the Company's development plan.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of April 30, 2003.

                                                     Payments Due By Period
                                                                                       More
                                                Less than      1-3          3-5       than 5
Contractual Obligation              Total        1 Year       Years        Years       Years
Long-term Debt                     $669,610       17,788      17,221      634,601         --
Operating Lease                      52,500       52,500          --           --         --
Other Contractual Obligations       255,000      180,000      75,000           --         --
                                   ---------------------------------------------------------
Total Contractual Obligations      $977,110      250,288      92,221      634,601         --
                                   =========================================================

Our limited partnership investment in the Callery Judge Grove continues to be carried on the Company's balance sheet at $1,585,104. This represents a 10.93% ownership in a 3,500-acre citrus grove in Palm Beach County, Florida. The land is currently part of a 65,000-acre master planned community, which is under review by local regulatory authorities. We have no current forecast as to the likelihood of, or the timing required to achieve appropriate entitlements that might impact the Grove's value.

Following the Company's April 12, 2002 purchase and redemption of 111,000 shares of Gyrodyne stock from K Capital, the Board of Directors announced a 10% stock dividend to shareholders of record as of May 1, 2002. A distribution of 100,646 shares to the record date shareholders was affected on May 15, 2002.

Last year's annual report included a description of our contractual agreements with Landmark National to design and develop an 18 hole championship golf course community with 336 home sites on the Company's 314 acre Flowerfield property located in Stony Brook/St. James, New York. Those contractual agreements were exhibited in our April 30, 2002 10-KSB filing. The Company is party to two separate development contracts with Landmark National, one for the design of the golf course itself and the other for land planning and design of the residential community. The golf course agreement calls for monthly payments of $5,000 with a maximum total of $150,000 and a one-time fee of $100,000 for a grading report on the course layout, which was completed during fiscal 2003. The residential land planning and design contract includes monthly payments of $10,000 with a maximum payment totaling $ 300,000. Landmark is also entitled to a construction management fee of 4.5% of construction costs. Through April 30, 2003, the Company has paid $180,000 to Landmark under these contractual obligations. The balance of Landmark's compensation is incentive driven and based on a 10% participation in future profits from the residential golf course development. Additionally, in a separate agreement for the future, Landmark is under contract to manage the completed golf and clubhouse facilities under a long-term management agreement. The annual fee for such service is $ 100,000. The contracts also provide for termination and builders fees, which are more clearly defined in Note 11 to the financial statements. The design stage and various required exhibits including an archaeological report along with economic and traffic impact studies have been completed and applications have been filed with the Towns of Brookhaven and Smithtown seeking the appropriate change of zone to accommodate the development plan.

In December 2002, the Stony Brook University approached the Company with an interest in discussing the purchase of all 314 acres that comprise the Flowerfield property. Those discussions were eventually discontinued when we recognized that their valuations of the property did not coincide with both our own and those of our independent outside consultants. In April, 2003, having failed in their attempts to purchase the Flowerfield property at what was clearly viewed as a below market price, the University announced that the Board of Trustees of the State University of New York had adopted a resolution which empowered the Stony Brook University to commence eminent domain proceedings to acquire the Gyrodyne property. At this writing, there has been no other action announced. We have attempted to create an awareness of the property's true value by offering to share certain outside evaluations with the University but they have indicated no interest in such an exercise. We believe that armed with the knowledge of the property's value, Stony Brook University and/or the State of New York will either abandon their interest in our property or come to the realization that their appetite for Flowerfield must be accompanied by the appropriate funding required to purchase or condemn it at its highest and best use, which is an established procedural guideline in eminent domain findings. Based on the past several years, the valuations of independent outside consultants, and expressions of interest from qualified builders to purchase home sites at Flowerfield, we remain confident that our plan for a residential golf course community represents that highest and best use.

Item 7 Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Contents commencing on the Contents page followed by Page F-1.

Financial Statements include:

      (1)   Independent Auditors' Reports

      (2)   Consolidated Balance Sheets as of April 30, 2003 and April 30, 2002

      (3) Consolidated Statements of Income for the years ended April 30, 2003 and April 30, 2002

      (4) Consolidated Statement of Stockholders' Equity for the years ended April 30, 2003 and April 30, 2002

      (5) Consolidated Statements of Cash Flows for the years ended April 30, 2003 and April 30, 2002

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

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2003 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

                                                                                      First Became a      Current Board
                  Name & Principal Occupation or Employment                    Age       Director         Term Expires
--------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                              61         1996               2004
President, CEO, Treasurer, and Director of the Company

Peter Pitsiokos                                                                 43          --
Executive Vice President, Secretary & General Counsel of the Company

Frank D'Alessandro                                                              57          --
Controller of the Company

Paul L. Lamb                                                                    57         1997               2003
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                 70         1977               2005
Consultant
Director of the Company

Philip F. Palmedo                                                               69         1996               2004
Chairman of International Resources Group
Director of the Company

Robert F. Friemann                                                              56         1998               2005
CPA and a Retired Partner of Albrecht, Viggiano, Zureck & Company, P.C.
Director of the Company

Richard B. Smith                                                                48         2002               2003
Senior Vice President for Private Banking at Suffolk County National Bank
Director of the Company

Ronald J. Macklin                                                               41         2003               2003
Managing Counsel for KeySpan Corporation
Director of the Company

(b) Business Experience

Stephen V. Maroney, age 61, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 43, joined the Company in November 1992, is the Executive Vice President, and serves as the Company's Secretary and General Counsel. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Frank D'Alessandro, age 57, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 57, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 70, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Philip F. Palmedo, age 69, was appointed to the Board of Directors in July 1996. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Robert F. Friemann, age 56, was appointed to the Board of Directors in October 1998. He is currently a CPA and a retired partner of Albrecht, Viggiano, Zureck & Company, P.C. Mr. Friemann is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has been an instructor for the New York State Society of Certified Public Accountants and is the author of numerous articles on issues including taxation, accounting and auditing.

Richard B. Smith, age 48, was appointed to the Board of Directors in November 2002. He currently serves as Senior Vice President for Private Banking at Suffolk County National Bank. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society.

Ronald J. Macklin, age 41, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Managing Counsel for KeySpan where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University's Albany Law School.

(c) Compliance with Section 16(a) of the Exchange Act

A review of all Forms 3 & 4 filed with the Registrant indicates that there were no late filings of any required Forms 3 or Forms 4 with the Securities and Exchange Commission for fiscal year 2003. A review of current year filings indicates that no 10% holder of Gyrodyne Common Stock $1 Par Value failed to file timely reports.

Item 10 Compensation of Executive Officers and Directors

(a) Executive Compensation

During the fiscal years ended April 30, 2003, April 30, 2002, and April 30, 2001, two Directors or Officers received remuneration in excess of $100,000 in such capacity.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                                                  Long term Compensation
                                                                          --------------------------------------
                                               Annual Compensation          Awards              Pay outs
                                        ------------------------------------------------------------------------
                                                                                         Securities
                                                           Other Annual   Restricted     Underlying      LTIP
       Name and                         Salary    Bonus    Compensation      Stock     Options/LSARs    Payout      All Other
  Principal Position          Year        ($)      ($)          ($)        Award ($)        (#)           ($)     Compensation
------------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO               2003      209,500     0         22,422(A)        0           20,355          0           0

                              2002      190,750     0              0           0           13,750          0           0

                              2001      181,058     0              0           0           10,500          0           0
Peter Pitsiokos
Exec.V.P. and Secretary       2003      148,990     0         17,797(B)        0           13,945          0           0

                              2002      123,128     0              0           0           14,300          0           0

                              2001      127,242     0         20,647(B)        0            8,000          0           0

(A) In FY 03, Mr. Maroney received 1,430 shares from stock awards granted with a value of $22,422. The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(B) In FY 03, Mr. Pitsiokos received 1,135 shares from stock awards granted with a value of $17,797. For the year ended 2000, Mr. Pitsiokos received 4,093 shares from the exercise of stock appreciation rights granted in FY 95, 25% of which was amortized in FY 01 with a value of $20,647.

Option/SAR Grants in Last Fiscal Year

----------------------------------------------------------------------------------------------------

                           Number of        % of Total
                           Securities       Options/SARs
                           Underlying       Granted to
                           Options/SARs     Employees in      Exercise or Base            Expiration
      Name                 Granted (#)      Fiscal Year       Price ($/Sh)                   Date
----------------------------------------------------------------------------------------------------
Stephen V. Maroney          3,300                7.9%            $15.938                    8/12/07
Stephen V. Maroney         17,055               40.8%            $15.680                   10/29/07
Peter Pitsiokos            13,945               33.4%            $15.680                   10/29/07

              AGGREGATED OPTION/LSAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/LSAR VALUES

                                                                  Number of Securities            Value of Unexercised
                                                                 Underlying Unexercised               In-the-Money
                                    Shares                         Options/LSAR's at                Options/LSAR's at
                                 Acquired on       Value             April 30, 2003                April 30, 2003 ($)
         Name                      Exercise      Realized      Exercisable/Unexercisable        Exercisable/Unexercisable
         ----                      --------      --------      -------------------------        -------------------------
Stephen V. Maroney                    --            --                  60,780/0                        $94,658/$0
President and CEO
Peter Pitsiokos                       --            --                  40,895/0                        $62,392/$0
Exec. V.P. and Secretary

(b) Compensation of Directors

      Each Director is entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended and are reimbursed for travel and Company business related expenses. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

(c) Employment Contracts

      Effective January 23, 2003, the Company entered into an amended and restated employment agreement with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. Their annual salaries are currently at $209,500 and $152,500, respectively. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control. Both agreements were attached as Exhibit 10, Material Contracts, in the 10-QSB dated January 31, 2003.

Item 11 Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of June 12, 2003 those persons or entities known by the Company to be Beneficial Owners of more than 5% of the Company's Common Stock $1 Par Value, its only equity security.

                                                          Type of             Number of        Percent of
                        Name and Address                 Ownership          shares Owned         Class
                        ----------------                 ---------          ------------         -----
            Private Capital Management, Inc.
            8889 Pelican Bay Blvd., Suite 500
            Naples, Florida 34108                       Beneficial             193,957             17.36

            Gerard Scollan
            80 Browns River Road
            Sayville, NY 11782  (A)                     Beneficial             113,796             10.19

            Gyrodyne Company of America, Inc.
            St. James, NY  11780  (B)                   Beneficial              82,580              7.39

      (A) Includes 102,241 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder.

      (B) As Gyrodyne has the authority to direct HSBC Holdings, the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 82,580 shares held by HSBC Holdings as Trustee for the Gyrodyne Pension Fund.

(b) In addition, the following table as of June 12, 2003 includes the outstanding voting securities beneficially owned by the executive officers and directors, and the number of shares owned by directors and executive officers as a group.

                                                                                     Shares of
                                                                                       stock
                                                                                    Beneficially          Pct. of Common
                       Name & Principal Occupation or Employment                       Owned                Stock Owned
     ----------------------------------------------------------------------------------------------------------------------
     Stephen V. Maroney                                                                16,293                  1.46
     President, CEO, Treasurer and Director of the Company

     Peter Pitsiokos                                                                    9,091(B)                 (A)
     Executive Vice President, Secretary & General Counsel of the Company

     Paul L. Lamb                                                                      15,989(C)               1.43
     Partner of Lamb & Barnosky, LLP
     Chairman of the Board of Directors of the Company

     Robert H. Beyer                                                                    9,263(D)                 (A)
     Consultant
     Director of the Company

     Philip F. Palmedo                                                                  9,999                    (A)
     Chairman of International Resources Group
     Director of the Company

     Robert F. Friemann                                                                 3,291                    (A)
     CPA and a Retired Partner of Albrecht, Viggiano, Zureck & Company, P.C.
     Director of the Company

     Richard B. Smith                                                                   1,000                    (A)
     Senior Vice President for Private Banking at Suffolk County National Bank
     Director of the Company

     Ronald J. Macklin                                                                      0                     (A)
     Managing Counsel for KeySpan Corporation
     Director of the Company

     All Directors and Executive
     Officers as a Group (8 persons)                                                   64,926                  5.81

(A)   Less than 1%.

(B) Does not include his wife's and minor children's ownership of 989 shares in which he denies any beneficial interest.

(C) Includes 13,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust. Mr. Lamb is a trustee of the Profit Sharing Trust.

(D) Does not include his wife's ownership of 1,801 shares in which he denies any beneficial interest.

Item 12 Certain Relationships and Related Transactions

(a) Transactions with Management and Others

On August 8, 2002, the Company closed on a Contract of Sale with Sco Properties, Inc., a New York corporation wholly-owned by Gerard Scollan, to sell to Sco Properties, Inc. certain real estate owned by the Company for $5,370,000.00.

Other than the transaction above, there were no transactions with any officer, director, or beneficial owner of more than 5% of the Company's common stock, or any relative or spouse of the foregoing persons, that had a direct or indirect interest in any transaction involving the Company or its subsidiaries which exceeded $60,000 in the prior year.

(b) Certain Relationships and Transactions

The Company has engaged the firm of Lamb & Barnosky, LLP as outside legal counsel for a number of years. Director Lamb is a partner in the firm to which Gyrodyne incurred legal fees of $119,201 and $309,191 in FY 2003 and FY 2002, respectively.

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

(b) Reports on Form 8-K - None were filed by the Company for the fourth quarter of FY 2003. On May 29, 2003, the Company filed a Form 8-K attaching a press release concerning the announced plans by the State University of New York to acquire the Company's real estate for use by the University's Stony Brook campus. On June 10, 2003, the Company filed another Form 8-K attaching a press release announcing the appointment of Ronald J. Macklin to its Board of Directors.

Item 14. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-KSB, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GYRODYNE COMPANY OF AMERICA, INC.


             /S/ Stephen V. Maroney
             ------------------------------------------------------
             Stephen V. Maroney, President, Treasurer, Director and Principal Executive Officer
             Date: July 21, 2003


             /S/ Frank D'Alessandro
             ------------------------------------------------------
             Frank D'Alessandro, Controller
             Date: July 21, 2003

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


             /S/ Philip F. Palmedo
             ------------------------------------------------------
             Philip F. Palmedo, Director,
             Date: July 21, 2003


             /S/ Stephen V. Maroney
             ------------------------------------------------------
             Stephen V. Maroney, Director
             Date: July 21, 2003


             /S/ Robert F. Friemann
             ------------------------------------------------------
             Robert F. Friemann, Director
             Date: July 21, 2003

                                  CERTIFICATION

I, Stephen V. Maroney, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Gyrodyne Company of America, Inc. (the "Company");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Based on the most recent evaluation, the registrant's certifying officer is also responsible to disclose, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003


                                          /S/ Stephen V. Maroney
                                          --------------------------------------
                                          Stephen V. Maroney,
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2003 AND 2002

                                    CONTENTS

                                                                         Page

Independent auditors' report                                              F-1

Consolidated balance sheets                                               F-2

Consolidated statements of income                                         F-3

Consolidated statement of stockholders' equity                            F-4

Consolidated statements of cash flows                                     F-5

Notes to consolidated financial statements                            F-6 - F-20

                          Independent Auditors' Report

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 /S/ HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 20, 2003

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          April 30,
                                                                ------------------------------
                                  ASSETS                            2003              2002
                                                                ------------       -----------
REAL ESTATE:
 Rental property:
  Land                                                          $      4,250       $     4,746
  Building and improvements                                        3,915,361         4,668,358
  Machinery and equipment                                            156,292           116,851
                                                                ------------       -----------
                                                                   4,075,903         4,789,955
 Less accumulated depreciation                                     3,269,147         3,396,834
                                                                ------------       -----------
                                                                     806,756         1,393,121
                                                                ------------       -----------

 Land held for development:
  Land                                                               792,201           803,592
  Land development costs                                           2,444,654         1,499,930
                                                                ------------       -----------
                                                                   3,236,855         2,303,522
                                                                ------------       -----------
    Total real estate, net                                         4,043,611         3,696,643

CASH AND CASH EQUIVALENTS                                          2,231,317         1,105,790
RENT RECEIVABLE, net of allowance for doubtful
 accounts of $41,000 and $62,000, respectively                        71,437            30,079
MORTGAGE RECEIVABLE                                                1,800,000                --
PREPAID EXPENSES AND OTHER ASSETS                                    244,598           122,527
INVESTMENT IN CITRUS GROVE PARTNERSHIP                             1,585,104         1,585,104
PREPAID PENSION COSTS                                              1,662,505         1,668,252
                                                                ------------       -----------
                                                                $ 11,638,572       $ 8,208,395
                                                                ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses                          $    249,624       $   409,356
 Deposit on contract for sale of real estate                              --         1,000,000
 Deferred gain of sale of real estate                              1,573,900                --
 Tenant security deposits payable                                    238,204           253,878
 Loans payable                                                       669,610           700,184
 Deferred income taxes                                             2,416,000         1,196,000
                                                                ------------       -----------
    Total liabilities                                              5,147,338         3,559,418
                                                                ------------       -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; authorized 4,000,000
  shares; 1,531,086 shares issued                                  1,531,086         1,531,086
 Additional paid-in capital                                        7,278,191         7,235,301
 Retained earnings (deficit)                                         213,346        (1,556,322)
                                                                ------------       -----------
                                                                   9,022,623         7,210,065
 Less cost of shares of common stock held in treasury             (2,531,389)       (2,561,088)
                                                                ------------       -----------
    Total stockholders' equity                                     6,491,234         4,648,977
                                                                ------------       -----------
                                                                $ 11,638,572       $ 8,208,395
                                                                ============       ===========

                 See notes to consolidated financial statements

                GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Years Ended
                                                            April 30,
                                                  -----------------------------
                                                      2003              2002
                                                  -----------       -----------

REVENUE FROM RENTAL PROPERTY                      $ 2,344,396       $ 2,608,005
                                                  -----------       -----------

RENTAL PROPERTY EXPENSE:
  Real estate taxes                                   295,198           428,031
  Operating and maintenance                           467,946           594,012
  Interest expense                                     56,611            61,520
  Depreciation                                         85,509           107,394
                                                  -----------       -----------
                                                      905,264         1,190,957
                                                  -----------       -----------

INCOME FROM RENTAL PROPERTY                         1,439,132         1,417,048
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE                          1,477,748         1,424,520
                                                  -----------       -----------

LOSS FROM OPERATIONS                                  (38,616)           (7,472)
                                                  -----------       -----------

OTHER INCOME (EXPENSE):
  Gain on sale of real estate                       3,124,307                --
  Lease termination expense, net                           --           (28,443)
  Gain on sale of equipment                                --             7,124
  Interest income                                      87,121            48,971
                                                  -----------       -----------
                                                    3,211,428            27,652
                                                  -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES            3,172,812            20,180

PROVISION (BENEFIT)  FOR INCOME TAXES               1,403,144            (1,465)
                                                  -----------       -----------

NET INCOME                                        $ 1,769,668       $    21,645
                                                  ===========       ===========

NET INCOME PER COMMON SHARE:
  Basic                                           $      1.59       $      0.02
                                                  ===========       ===========
  Diluted                                         $      1.58       $      0.02
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                           1,114,422         1,218,076
                                                  ===========       ===========

    Diluted                                         1,121,465         1,225,452
                                                  ===========       ===========

                  See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           $1 Par Value
                                           Common Stock                                         Treasury Stock
                                     -----------------------     Additional     Retained     -----------------------
                                                     Par          Paid in       Earnings                                   Total
                                       Shares       Value         Capital       (Deficit)     Shares        Cost          Equity
                                     ---------    ----------    -----------    -----------   --------    -----------    -----------
Balance at May 1, 2001               1,531,086    $1,531,086    $ 7,539,475    $   123,856    412,775    $(2,374,075)   $ 6,820,342

Purchase of treasury stock                  --            --             --             --    111,000     (2,247,750)    (2,247,750)
10% stock dividend                          --            --       (344,656)    (1,701,823)        --      2,038,082         (8,397)
Exercise of stock options                   --            --         36,754             --     (3,650)        20,987         57,741
Issuance of stock for services              --            --          3,728             --       (290)         1,668          5,396
Net income                                  --            --             --         21,645         --             --         21,645
                                     ---------    ----------    -----------    -----------   --------    -----------    -----------

Balance at April 30, 2002            1,531,086     1,531,086      7,235,301     (1,556,322)   519,835     (2,561,088)     4,648,977

Issuance of treasury stock for
  payment of 10% stock dividend             --            --             --             --   (100,646)            --             --
Exercise of stock options                   --            --          8,483             --     (1,700)         9,775         18,258
Issuance of stock for services              --            --         34,407             --     (3,465)        19,924         54,331
Net income                                  --            --             --      1,769,668         --             --      1,769,668
                                     ---------    ----------    -----------    -----------   --------    -----------    -----------

Balance at April 30, 2003            1,531,086    $1,531,086    $ 7,278,191    $   213,346    414,024    $(2,531,389)   $ 6,491,234
                                     =========    ==========    ===========    ===========   ========    ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended
                                                                          April 30,
                                                                -----------------------------
                                                                    2003              2002
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 1,769,668       $    21,645
                                                                -----------       -----------
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation and amortization                              102,721           120,330
         Bad debt expense                                             3,045            13,550
         Deferred income tax provision (benefit)                  1,220,000           (38,000)
         Non-cash compensation                                       54,331             5,396
         Pension expense                                            259,880            34,903
         Gain on sale of equipment                                       --            (5,599)
         Gain on sale of property                                (3,124,307)               --
         Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Land development costs                               (1,011,379)         (284,384)
            Accounts receivable                                     (44,403)          (22,699)
            Prepaid expenses and other assets                      (139,283)           25,023
            Prepaid pension costs                                  (254,133)               --
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                  (159,732)         (122,193)
            Tenant security deposits                                (15,674)            7,362
                                                                -----------       -----------
         Total adjustments                                       (3,108,934)         (266,311)
                                                                -----------       -----------
         Net cash used in operating activities                   (1,339,266)         (244,666)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                     (46,516)          (98,581)
   Proceeds from sale of equipment                                       --             6,800
   Proceeds from sale of real estate                              2,523,625                --
   Deposit on contract for sale of real estate                           --         1,000,000
                                                                -----------       -----------
         Net cash provided by investing activities                2,477,109           908,219
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans payable                                       (30,574)          (56,592)
   Proceeds from exercise of stock options                           18,258            57,741
   Purchase of treasury stock                                            --        (2,247,750)
                                                                -----------       -----------
         Net cash used in financing activities                      (12,316)       (2,246,601)
                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents              1,125,527        (1,583,048)

Cash and cash equivalents at beginning of year                    1,105,790         2,688,838
                                                                -----------       -----------

Cash and cash equivalents at end of year                        $ 2,231,317       $ 1,105,790
                                                                ===========       ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2003 AND 2002

1.    Summary of Significant Accounting Policies:

      a.    Organization and nature of operations

            Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York.

            In April 2002, the Company announced redevelopment plans of a significant portion of real estate holdings, for the construction of an 18-hole championship golf course and 336 luxury residential units. In connection with this redevelopment plan, the Company executed agreements with Landmark National to design and develop the golf course community.

      b.    Principles of consolidation

            The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and all majority owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, would be accounted for under the equity method. All other investments in affiliates are carried at cost.

            All consolidated subsidiaries are wholly owned, and the Company currently has no investments accounted for under the equity method. All significant inter-company transactions have been eliminated.

      c.    Rental real estate

            Rental real estate assets are stated at cost, and reported net of accumulated depreciation and amortization. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

      d.    Real estate held for development

            Real estate held for development is stated at the lower of cost or net realizable value. In addition to land, land development and construction costs, real estate held for development includes interest, real estate taxes and related development and construction overhead costs which are capitalized during the development and construction period.

            Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

      e.    Long-lived assets

            On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

            The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

      f.    Depreciation and amortization

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

      g.    Revenue recognition

            Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases.

      h.    Allowance for doubtful accounts

            Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzed accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

      i.    Investments

            The Company has a 10.93% limited partnership interest in a citrus grove located in Palm Beach County, Florida. The Company is accounting for this limited partnership investment using the cost method as it does not exert significant influence over the operating and financial policies of the partnership.

            Under the cost method, distributions received from the partnership are included in other income, and capital contributions to the partnership increase the value of the investment. A distribution received in excess of the Company's proportionate share of partnership income is recorded as a reduction of the cost of the investment.

      j.    Cash equivalents

            The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      k.    Net income per common share and per common equivalent share

            The reconciliations for the years ended April 30, 2003 and April 30, 2002 are as follows:

                                                               Year Ended
                                                             April 30, 2003
                                                 --------------------------------------
                                                   Income         Shares      Per Share
                                                 ----------      ---------    ---------
            Basic EPS                            $1,769,668      1,114,422      $1.59
            Effect of dilutive securities -
              common stock options                       --          7,043       (.01)
                                                 ----------      ---------      -----
                 Diluted EPS                     $1,769,668      1,121,465      $1.58
                                                 ==========      =========      =====

                                                                Year Ended
                                                              April 30, 2002
                                                 --------------------------------------
                                                   Income         Shares      Per Share
                                                 ----------      ---------    ---------
            Basic EPS                            $   21,645      1,218,076      $ .02
            Effect of dilutive securities -
              common stock options                       --          7,376         --
                                                 ----------      ---------      -----

                 Diluted EPS                     $   21,645      1,225,452      $ .02
                                                 ==========      =========      =====

      l.    Income taxes

            Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      m.    Stock-based compensation

            The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

      n.    Use of estimates

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

      o.    New accounting pronouncements

            In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was effective for fiscal periods beginning after December 15, 2001. Statement No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations.

            In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002.

            In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which establishes new standards of accounting and reporting for costs associated with exit or disposal activities. This standard requires that a liability is recorded as of the date an obligation is incurred. This Statement also requires that an exit or disposal liability be initially measured at fair value. SFAS No. 146 does not apply to disposal activities qualifying as a discontinued operation. This Statement was effective for exit or disposal activities initiated after December 31, 2002.

            In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002.

            The adoption of SFAS Nos. 144, 145, 146 and 148 did not have a material effect on the financial statements of the Company.

            In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

      o.    New accounting pronouncements (Cont'd)

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

            The Company is currently evaluating the impact of Statement Nos. 149 and 150. The Company does not believe that these pronouncements will have a material effect on the financial statements.

2.    Mortgage Receivable:

      Mortgage receivable in the principal amount $1,800,000 due from a former tenant in connection with sale of real estate (Note 7). The mortgage bears interest at 5% per annum with interest only payments due quarterly, commencing in November 2002. The principal and any unpaid interest are due and payable in August 2005. The mortgage is secured by the related real estate along with a third party guarantee of approximately $1,430,000.

3.    Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

      The provision (benefit) for income taxes is comprised of the following:

                                                           Years Ended
                                                             April 30,
                                                    --------------------------
                                                        2003            2002
                                                    -----------       --------

      Current:
        Federal                                     $        --       $     --
        State                                           183,144         36,535
                                                    -----------       --------
                                                        183,144         36,535
                                                    -----------       --------
      Deferred:
        Federal                                         985,000         12,000
        State                                           235,000        (50,000)
                                                    -----------       --------
                                                      1,220,000        (38,000)
                                                    -----------       --------

                                                    $ 1,403,144       $ (1,465)
                                                    ===========       ========

      The components of the net deferred tax liabilities are as follows:

                                                                     April 30,
                                                           -----------------------------
                                                              2003               2002
                                                           -----------       -----------
      Deferred tax assets:
        Stock compensation                                 $    53,000       $    38,000
        Accrued sick and vacation                               13,000            11,000
        Provision for bad debt                                  17,000            26,000
        Tax loss carryforwards                                  10,000           555,000
        Contribution carryover                                      --             4,000
                                                           -----------       -----------
             Total deferred tax assets                          93,000           634,000

      Deferred tax liabilities:
        Prepaid pension costs                                 (697,000)         (699,000)
        Unrealized gain on investment in Citrus Grove       (1,213,000)       (1,131,000)
        Land development costs                                (599,000)               --
                                                           -----------       -----------
             Total deferred tax liabilities                 (2,509,000)       (1,830,000)
                                                           -----------       -----------

             Net deferred income taxes                     $(2,416,000)      $(1,196,000)
                                                           ===========       ===========

      The Company has federal net operating loss carryforwards of approximately $30,000 which can be used to reduce future taxable income through 2022. There was no current federal tax provision for the years ended April 30, 2003 and 2002, as the Company was able to apply net operating loss carry forwards to its federal taxable income.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                 Years Ended
                                                                  April 30,
                                                             -------------------
                                                              2003         2002
                                                             ------       ------

      U.S. Federal statutory income rate                      34.0%       34.0 %
      State income tax, net of federal tax benefits            7.5         7.5
      Permanent differences                                     --         7.9
      Change in valuation allowance                             --        (94.2)
      Other differences, net                                   2.7        37.5
                                                              ----        ----

                                                              44.2%       (7.3)%
                                                              ====        ====

4.    Retirement Plans:

      The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Employer contributions to the plan approximated $254,000 and $0 for the years ended April 30, 2003 and 2002, respectively.

      Net periodic pension expense consists of the following components:

                                                                       Years Ended
                                                                        April 30,
                                                              -----------------------------
                                                                  2003             2002
                                                              -----------       -----------
      Service cost                                            $    97,139       $    81,564
      Interest costs                                              122,120           104,899
      Expected return on assets                                  (115,487)         (138,902)
      Net amortization                                            156,108           (12,658)
                                                              -----------       -----------

      Pension expense                                         $   259,880       $    34,903
                                                              ===========       ===========

      The Plan's funded status is as follows:

                                                                        April 30,
                                                              -----------------------------
                                                                  2003             2002
                                                              -----------       -----------
       Change in projected benefit obligation:
         Projected benefit obligation, beginning of year      $ 1,412,369       $ 1,210,194
         Service cost                                              97,139            81,564
         Interest cost                                            122,120           104,899
         Actuarial loss                                           315,180           201,898
         Benefits paid                                           (183,295)         (186,186)
                                                              -----------       -----------

       Projected benefit obligation, end of year              $ 1,763,513       $ 1,412,369
                                                              ===========       ===========

       Change in plan assets:
         Fair value of plan assets, beginning of year         $ 1,496,256       $ 1,837,125
         Actual return on plan assets                              67,081          (138,143)
         Employer contribution                                    254,133                --
         Actual benefits paid                                    (245,106)         (202,726)
                                                              -----------       -----------

       Fair value of plan assets, end of year                 $ 1,572,364       $ 1,496,256
                                                              ===========       ===========

       Reconciliation of funded status:
         Funded status                                        $  (191,149)      $    83,887
         Unrecognized net actuarial loss                        1,595,210         1,253,183
         Unrecognized prior service cost                          258,444           331,182
                                                              -----------       -----------

       Prepaid pension cost                                   $ 1,662,505       $ 1,668,252
                                                              ===========       ===========

      Assumptions used in accounting for the Company's defined benefit pension plan are as follows:

                                                                      Years Ended
                                                                       April 30,
                                                            -------------------------------
                                                                2003               2002
                                                            ------------       ------------
      Discount rate                                                  7.5%               8.0%
      Rate of increase in compensation                               4.0%               5.0%
      Expected long-term rate of return on plan assets               8.0%               8.0%

      Securities of the Company included in plan assets are as follows:

                                                                       April 30,
                                                            -------------------------------
                                                                2003               2002
                                                            ------------       ------------
      Number of shares                                            82,580             78,346
      Market value                                          $  1,391,473       $  1,327,965

5.    Stock Options Plans:

      Incentive Stock Option Plan

      The Company has a stock option plan (the "Plan") under which participants may be granted either Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options or grants become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between October 2003 and October 2007.

      During the year ended April 30, 2003, the Company granted 3,465 shares of common stock to employees with a value of approximately $54,000.

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

      A summary of the Company's various fixed stock option plans as of April 30, 2003 and 2002, and changes during the years then ended is presented below:

                                                             Years Ended April 30,
                                              --------------------------------------------------
                                                       2003                        2002
                                              ----------------------      ----------------------

                                                            Weighted                    Weighted
                                                             Average                     Average
                                                            Exercise                    Exercise
      Fixed Stock Options                      Shares         Price       Shares         Price
      -------------------                      ------         -----       ------         -----
      Outstanding, beginning of year          142,340       $ 15.13       120,975       $ 14.90
      Granted                                  41,800         15.70        35,090         15.94
      Exercised                                (1,700)        10.74        (5,500)        14.08
      Canceled                                (11,825)        13.97        (8,225)        16.02
                                              -------                     -------

      Outstanding, end of year                170,615         15.39       142,340         15.13
                                              =======                     =======

      Options exercisable at year end         170,615         15.39       142,340         15.13
                                              =======                     =======

      Weighted average fair value of
        options granted during the year                     $  5.56                     $  5.35
                                                            =======                     =======

      The following table summarizes information about stock options outstanding at April 30, 2003:

                                              Options Outstanding                        Options Exercisable
                                 --------------------------------------------      ------------------------------
                                                   Weighted
                                                    Average          Weighted                           Weighted
                                                   Remaining          Average                            Average
            Range of               Number         Contractual        Exercise           Number          Exercise
        Exercise Price           Outstanding         Life              Price          Outstanding         Price
      -------------------        -----------      -----------        --------         -----------       ---------
      $10.73 - $13.46               31,850           1.40             $11.71              31,850         $11.71
      $14.23 - $16.16              100,265           3.66             $15.44             100,265         $15.44
      $18.16 - $19.10               38,500           1.97             $18.30              38,500         $18.30

      Shares reserved for future issuance at April 30, 2003 are comprised of the following:

      Shares issuable upon exercise of stock options under the
        Company's Non-Employee Director Stock Option Plan                 72,000

      Shares issuable under the Company's Non-Employee
        Director Stock Compensation Plan                                  22,792

      Shares issuable upon exercise of stock options under
        the Company's stock incentive plan                               230,177
                                                                         -------

                                                                         324,969
                                                                         =======

      In accordance with APB Opinion No. 25, no compensation expense has been recognized for the employee stock option plans. Had the Company recorded compensation expense for the employee stock options based on the fair value at the grant date for awards in the years ended April 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                           2003          2002
                                                        ----------    ---------
      Net income, as reported                           $1,769,668    $  21,645
      Net income (loss), pro forma                       1,636,095     (134,935)
      Basic income per share, as reported                     1.59          .02
      Basic income (loss) per share, pro forma                1.47         (.11)
      Diluted income per share, as reported                   1.58          .02
      Diluted income (loss) per share, pro forma              1.46         (.11)

      For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2003 and 2002.

                                                             Years Ended
                                                               April 30,
                                                      -------------------------
                                                        2003             2002
                                                      -------          --------

       Dividend yield                                    0.0%             0.0%
       Volatility                                       47.0%            41.0%
       Risk-Free interest rate                           2.0%             4.0%
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

6.    Loans Payable:

                                                                April 30,
                                                       -------------------------
                                                         2003             2002
                                                       --------         --------

      Term loan, bank (a)                              $628,450         $688,197
      Installment loans, other                           41,160           11,987
                                                       --------         --------

                                                       $669,610         $700,184
                                                       ========         ========

      (a) The loan required monthly installment payments of $9,643, including interest at 8.45% per annum, until March 1, 2003 when the monthly installment payments were adjusted to $8,704, including interest at 5.96%. The remaining unpaid principal of approximately $470,000 is due in September 2005. The loan provides for an adjustment to the fixed interest rate on every fifth anniversary based upon the U.S. Treasury note rate. The loan is secured by the assignment of rents and a first collateral mortgage on certain real estate. The Bank requires compensating balances totaling 20% of the ending monthly balance of the loan to be held in interest bearing and non-interest bearing deposit accounts.

      On May 29, 2003, the Company entered into a revolving line of credit agreement with a new lending institution. The line of credit has a maximum borrowing limit of $1,750,000, and bears interest at 1% above the prime-lending rate (4.25% at April 30, 2003). The line is secured by certain real estate and expires on June 1, 2006. Subsequent to year-end, proceeds from the line were used to pay-off the balance of the outstanding bank term loan. As a result, the term loan is not included in the following schedule of annual maturities of loans payable.

      Annual maturities of loans payable is as follows:

           Years Ending
             April 30,                                       Amount
           ------------                                    ----------
              2004                                         $   17,788
              2005                                              9,810
              2006                                              7,411
              2007                                            630,279
              2008                                              4,322
                                                           ----------

                                                           $  669,610
                                                           ==========

7.    Sale of Real Estate:

      On August 8, 2002, the Company sold approximately twelve acres of property and certain buildings with a carrying value of approximately $559,000 to an existing tenant. The contract of sale amounted to $5,370,000 under which the Company received a cash payment of approximately $3,600,000 and a three year mortgage for $1,800,000 with interest at 5%. The profit on the sale of the land and buildings was $4,700,000 net of transaction costs of approximately $113,000. Pursuant to Statement of Financial Accounting Standards No. 66, approximately $1,570,000 of the gain on this sale has been deferred as of April 30, 2003. The deferred gain will be recognized upon collection of the related mortgage receivable.

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

            No dividends were declared during year end April 30, 2003.

9.    Concentration of Credit Risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. The Company is affected by the economics of the Citrus industry due to its investments therein. Management does not believe significant credit risk exists at April 30, 2003.

10.   Supplemental Disclosures of Cash Flow Information:

                                                               Years Ended
                                                                April 30,
                                                        -----------------------
                                                          2003            2002
                                                        --------        -------
      Cash paid during the year for:
        Interest                                        $ 60,049        $61,520
                                                        ========        =======

        Income taxes                                    $270,000        $88,359
                                                        ========        =======

      a.    Lease commitments

            The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

                      Years Ending
                        April 30,
                      ------------

                          2004                          $1,371,000
                          2005                             534,000
                          2006                             398,000
                          2007                             104,000

      b.    Employment agreements

            Effective January 23, 2003, the Company amended the existing employment contracts with two officers, which provide for annual salaries aggregating $362,000. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control.

      c.    Royalty agreement

            The Company is entitled to a 3% royalty on any revenues generated by Aviodyne, Inc. as a result of the assets purchased from the Company. For the years ended April 30, 2003 and 2002 no royalty payments had been earned.

      d.    Land development contract

            The Company has entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. The Agreement provides for Landmark to design, construct and mange the golf course and related facilities, and to design and plan the proposed residential community. Fees for Landmarks services is as follows:

            Golf course design and operations:

            o $5,000 per month, not to exceed $150,000, for the design of the golf course and related facilities.

            o A $100,000 golf course grading plan fee after completion of the grading plan.

            o If Landmark designs the golf course as a "Signature Landmark Course," a one time licensing fee not to exceed $250,000 is due.

            o A monthly builders fee, upon commencement of construction of the golf course, equal to 4.5% of the total cost of the golf course and related facilities.

            o Upon commencement of the operations of the golf course, a $100,000 annual management fee.

      Residential Community Planning and Design:

      o $10,000 per month, not to exceed $300,000, for the design and planning of the residential community.

      o $75,000 annual fee commencing upon the beginning of the operations, sales and marketing phase of the residential community, and terminating upon the sale of all building lots.

      Total Project:

      o A monthly builders fee, upon commencement of construction of the golf course and the residential community, equal to 4.5% of the total construction costs, as defined.

      o An incentive fee equal to 10% of the pre-tax income of the Project, as defined.

      Termination:

      Should the Company terminate the Agreement prior to completion without cause, a termination fee is payable to Landmark as follows:

      a. $500,000 prior to the completion of the design and master plan phase of the golf course and related facilities;

      b.$1,000,000 after the completion of the design and master plan phase of the golf course and related facilities and prior to the opening of the golf course to third parties;

      c. If termination occurs after the golf course and related facilities are open for use by third parties a sum equal to 50% of the entire amount of unearned fees that would have been earned by Landmark through the expiration date of the agreement.

      The Agreement expires on April 9, 2017.

12.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

      The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 2003, based upon an independent third party appraisal report, is approximately $6,442,000 based on the Company's ownership percentage.

      The book value of the Company's loans payable approximates its fair value.

13.   Related Party Transactions:

      A law firm related to a director provided legal services to the Company for which it was compensated approximately $119,000 and $309,000 for the years ended April 30, 2003 and 2002, respectively.

14.   Major Customers:

      For the year ended April 30, 2003 rental income from three tenants represented 17%, 13% and 11% of total rental income.

      For the year ended April 30, 2002 rental income from three tenants represented 16%, 12% and 11% of total rental income.

      During the year, one of the Company's major tenants purchased land, buildings, and improvements from the Company (see Note 7), therefore terminating its lease agreement with the Company. Rental income from this tenant for the years ended April 30, 2003 and 2002 was approximately $90,000 and $304,000, respectively.

15.   Contingencies:

      In December 2002, the State University of New York at Stony Brook ("SUNY Stony Brook") approached the Company with an interest in discussing the purchase of all 314 acres that comprise the Company's real estate holding in New York. Those discussions were eventually discontinued, as management did not believe that the purchase price offered by SUNY Stony Brook was reflective of the current value of the property.

      In April 2003, SUNY Stony Brook announced that the Board of Trustees of the State University of New York had adopted a resolution, which empowered SUNY Stony Brook to commence eminent domain proceedings to acquire the property. As of June 20, 2003, SUNY Stony Brook has not announced any further actions.

      Management believes that the valuations of the property by SUNY Stony Brook does not coincide with both our own and those of our independent outside consultants, and condemnation at the property's highest and best use will reflect the outside valuations that have been obtained. Management is confident that the plan for a residential golf course community represents that highest and best use.