Form 10QSB
period 2003-07-31
GYRODYNE CO OF AMERICA INC
filed 2003-09-12
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JULY 31, 2003

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

                                 (631) 584-5400
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,124,005 shares of common stock, par value $1.00 per share, as of August 29, 2003

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|


                                   Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                           QUARTER ENDED JULY 31, 2003

                                                                       Seq. Page

Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Consolidated Balance Sheet                                                     3

Consolidated Statements of Income                                              4

Consolidated Statements of Cash Flows                                          5

Footnotes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis or Plan of Operation                      7

Part II - Other Information                                                   11

Signatures                                                                    11

Exhibit 31.1 Certification                                                    12

Exhibit 32.1 Certification                                                    13


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                 July 31,
                                                                         2003
                                                                         ----
REAL ESTATE
 Rental property:
   Land                                                              $      4,250
   Building and improvements                                            3,915,361
   Machinery and equipment                                                156,292
                                                                     ------------
                                                                        4,075,903
 Less accumulated depreciation                                          3,288,580
                                                                     ------------
                                                                          787,323
                                                                     ------------
 Land held for development:
   Land                                                                   792,201
   Land development costs                                               2,711,984
                                                                     ------------
                                                                        3,504,185
                                                                     ------------

      Total real estate, net                                            4,291,508

CASH AND CASH EQUIVALENTS                                               1,739,303
RENT RECEIVABLE, net of allowance for doubtful accounts of $40,862        120,259
MORTGAGE RECEIVABLE                                                     1,800,000
PREPAID EXPENSES AND OTHER ASSETS                                         517,619
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                  1,585,104
PREPAID PENSION COSTS                                                   1,603,288
                                                                     ------------

                                                                     $ 11,657,081
                                                                     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                              $    112,997
  Deferred gain on sale of real estate                                  1,573,900
  Tenant security deposits payable                                        241,773
  Loans payable                                                           734,494
  Deferred income taxes                                                 2,434,555
                                                                     ------------
      Total liabilities                                                 5,097,719
                                                                     ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued and outstanding                             1,531,086
 Additional paid-in capital                                             7,296,922
 Retained earnings                                                        241,180
                                                                     ------------
                                                                        9,069,188
  Less cost of shares of common stock held in treasury                 (2,509,826)
                                                                     ------------
      Total stockholders' equity                                        6,559,362
                                                                     ------------

                                                                     $ 11,657,081
                                                                     ------------

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              July 31,
                                                              --------
                                                        2003            2002
                                                        ----            ----

REVENUE FROM RENTAL PROPERTY                         $  558,184       $  665,167
                                                     ----------       ----------

RENTAL PROPERTY EXPENSE:
  Real estate taxes                                      34,559          111,758
  Operating and maintenance                             113,073           84,004
  Interest expense                                       12,353           14,598
  Depreciation                                           19,433           25,995
                                                     ----------       ----------
                                                        179,418          236,355
                                                     ----------       ----------

INCOME FROM RENTAL PROPERTY                             378,766          428,812
                                                     ----------       ----------

GENERAL AND ADMINISTRATIVE                              359,766          346,275
                                                     ----------       ----------

INCOME FROM OPERATIONS                                   19,000           82,537
                                                     ----------       ----------

OTHER INCOME:
  Interest income                                        27,389            1,894
                                                     ----------       ----------


INCOME BEFORE PROVISION FOR INCOME TAXES                 46,389           84,431

PROVISION FOR INCOME TAXES                               18,555           33,772
                                                     ----------       ----------

NET INCOME                                           $   27,834       $   50,659
                                                     ==========       ==========

NET INCOME PER COMMON SHARE:
  Basic                                              $     0.02       $     0.05
                                                     ==========       ==========
  Diluted                                            $     0.02       $     0.04
                                                     ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                             1,117,062        1,111,897
                                                     ==========       ==========
    Diluted                                           1,160,368        1,127,316
                                                     ==========       ==========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                 July 31,
                                                                                 --------
                                                                            2003            2002
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    27,834      $    50,659
                                                                        -----------      -----------
  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                          28,348           29,881
      Bad debt expense                                                            0           39,045
      Deferred income tax provision                                          18,555           33,772
      Pension expense                                                        59,217           64,970
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                             (267,330)        (255,434)
        Accounts receivable                                                 (48,822)         (55,739)
        Prepaid expenses and other assets                                  (266,439)        (314,267)
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                              (136,627)          58,012
        Tenant security deposits                                              3,569            4,791
                                                                        -----------      -----------
      Total adjustments                                                    (609,529)        (394,969)
                                                                        -----------      -----------
      Net cash used in operating activities                                (581,695)        (344,310)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                              (15,497)          (6,307)
                                                                        -----------      -----------
      Net cash used in investment activities                                (15,497)          (6,307)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                                 (8,635)         (15,530)

      Loan origination fees                                                  73,519                0

      Proceeds from exercise of stock options                                40,294                0
                                                                        -----------      -----------
      Net cash provided by (used in) financing activities                   105,178          (15,530)
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                  (492,014)        (366,147)

Cash and cash equivalents at beginning of period                          2,231,317        1,105,790
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $ 1,739,303      $   739,643
                                                                        ===========      ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 2003 and 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of April 30, 2003.

The results of operations for the three month periods ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2. Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3. Earnings Per Share:

Basic earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares.

The following is a reconciliation of the weighted average shares:

                                                       Three Months Ended
                                                             July 31,
                                                       2003           2002
--------------------------------------------------------------------------------
      Basic                                         1,117,062       1,111,897
--------------------------------------------------------------------------------
      Effect of dilutive securities                    43,306          15,419
--------------------------------------------------------------------------------
      Diluted                                       1,160,368       1,127,316
--------------------------------------------------==============================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Revolving Credit Note:

On May 29, 2003, the Company restructured its only outstanding mortgage debt on the Flowerfield property. That amortizing loan, which had a balance of $622,868 at an average interest rate of 8.04% during fiscal 2003, was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent, currently 5.00%. The line is secured by certain real estate and expires on June 1, 2006.

6. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the


                                  Seq. Page 6
three months ended July 31, 2003 and 2002 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                          Three Months Ended
                                                               July 31,
                                                      --------------------------
                                                          2003           2002
                                                          ----           ----
      Net income, as reported                         $   27,834      $   50,659

      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method, net of related tax
      effects                                            (94,000)         (1,000)
                                                      ----------      ----------

      Pro forma net (loss) income                       ($66,166)     $   49,659
                                                      ==========      ==========

      Net income (loss) per share:
               Basic -as reported                     $     0.02      $     0.05
                                                      ----------      ----------
               Basic -pro forma                       $    (0.06)     $     0.04
                                                      ----------      ----------

               Diluted- as reported                   $     0.02      $     0.04
                                                      ----------      ----------
               Diluted- pro forma                     $    (0.06)     $     0.04
                                                      ----------      ----------

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-QSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited, to the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-QSB.

Critical Accounting Policies

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use


                                  Seq. Page 7
of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

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

Real Estate

Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

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


                                  Seq. Page 8

            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2003
                 AS COMPARED TO THE QUARTER ENDED JULY 31, 2002

The Company is reporting net income of $27,834 for the quarter ending July 31, 2003 compared to $50,659 for the same period last year, a decrease of $22,825. Diluted per share earnings amounted to $0.02 and $0.04 for the two periods, respectively.

Revenue from rental property, which amounted to $558,184 for the reporting period, reflects a decrease of $106,983 from the prior year results of $665,167. The sole contributing factor was an anticipated decline of $107,145 in revenue resulting from the previously reported sale of certain properties to a former tenant.

Rental property expense amounted to $179,418 for the July 31, 2003 quarter as compared to $236,355 for the like period last year. This decrease of $56,937 had several contributing factors, the most significant of which was a $77,198 decline in real estate taxes on the Flowerfield property. Reductions associated with the aforementioned sale and the capitalization of taxes on the acreage subject to our plan to develop a residential golf course community amounted to $19,099 and $67,287, respectively, were the underlying causes. Costs associated with the operation and maintenance of the rental property reflected an increase of $29,069 which again was caused by several factors. The largest variance was the fact that during the prior year quarter, the Company negotiated a utility adjustment of $64,968 which, by its very nature, is a nonrecurring event and absent this, operating and maintenance expenses would have also been below last year's total. Partially offsetting this adjustment, and as a result of reduced staffing levels, salaries and benefits decreased by $25,389, totaling $52,470 and $77,859 for the quarters ending July 31, 2003 and 2002, respectively. The Company expects to continue the reduced tax burden on the operations of the rental property associated with the development plan and to maintain the current staffing levels. The balance of the significant variances was attributable to fuel and electric utilities which decreased from $17,998 during the prior year to $8,390 for the current quarter. For the most part, this reduction reflects timing differences between the payment of usage charges and the billing of tenants. Reflecting a reduction in prevailing rates, interest expense totaled $12,353 for the current quarter, reflecting a decrease of $2,246 from the prior year total of $14,598. Lastly, depreciation expense declined from $25,995 during the prior year to $19,433 for the current quarter. This $6,562 decrease is attributable to the sale of buildings and improvements.

As a result, income from rental property amounted to $378,766 and $428,812 for the quarters ending July 31, 2003 and 2002, respectively.

General and administrative expenses reflect a 4% increase over the prior year first quarter amounting to $359,766 compared to $346,275 in 2002, an increase of $13,491. As in the case of rental property expenses, there were several offsetting contributing factors. Reflecting increases for management and the administrative staff, and incremental costs associated with group medical insurance, salaries and benefits amounted to $151,123 for the first quarter 2003 as compared to $139,453 during the prior year, an increase of $11,670. The Company experienced increased expenses in the following categories: $2,689 in liability insurance premiums, $7,273 in legal and consulting fees, and $3,918 in fees associated with the restructuring of the Company's outstanding mortgage debt; those fees are being amortized over a three year period. As a result of an increase in the size of our Board of Directors and the number of Board meetings required during the first three months of this fiscal year, Director's fees totaled $35,437 for the current reporting period as compared to $17,500 the prior year, an increase of $17,937. Based on the events of the last few months, the Company anticipates that the Board will continue to meet on a more frequent basis than in the past.

The Company currently occupies office space located in one of the properties sold last year. Rent associated with that occupancy amounted to $17,500 during the current reporting period and did not exist last year. The annualized expense of this space is estimated at $52,500. Partially offsetting these increases, the Company experienced a reduction of $5,752 in pension plan expenses and $39,045 in provision for doubtful accounts.

Income from operations totaled $19,000 for the three month period ending July 31, 2003 compared to the $82,537 posted for the same period last year, a decrease of $63,537. All things being equal, absent the nonrecurring utility adjustment of $64,968, results for both periods would have been similar.

Interest income totaled $27,389 for the July 31, 2003 quarter, a $25,495 increase over the prior year. The previously reported sale of property resulted in the Company holding a $1.8 million mortgage maturing in August 2005; interest earned on the mortgage amounted to $22,500 of the increase with the balance brought about by larger interest bearing deposits during the period.

As a result, income before tax amounted to $46,389 compared to $84,431 for the quarters ending July 31, 2003 and 2002, respectively, a decline of $38,042.


                                  Seq. Page 9

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $581,695 and $344,310 during the three months ended July 31, 2003 and 2002, respectively. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community.

Net cash used in investing activities was $15,497 and $6,307 during the three months ended July 31, 2003 and 2002, respectively. The use of cash in both periods was for the acquisition of property, plant and equipment.

Net cash provided by (used in) financing activities was $105,178 and $(15,530) during the three months ended July 31, 2003 and 2002, respectively. The net cash proceeds during the current period were primarily the result of the refinancing of mortgage debt on the Flowerfield property. That amortizing loan, which had a balance of $622,868 at an average interest rate of 8.04% during fiscal 2003, was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent, currently 5.00%. The unused portion of the credit line will enhance our financial position and liquidity and be available, if needed, to fund any unforeseen expenses associated with the Company's development plan. Also during the three months ended July 31, 2003, the Company received $40,294 in cash proceeds from the exercise of stock options. During the three months ended July 31, 2002, funds were used to repay the aforementioned amortizing loan.

As of July 31, 2003, the Company had cash and cash equivalents of $1,739,303 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $2,711,984. As of July 31, 2003, the portion of those expenses attributable to the residential golf course community amount to $1,248,080. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,881,863 at July 31, 2003.

                                                             July 31,
                                                    ---------------------------
                                                       2003            2002
                                                    ---------------------------

Current assets:
   Cash and cash equivalents                        $1,739,303      $   739,643
   Rent receivable, net                                120,259           46,773
   Net prepaid expenses and other assets               389,277          383,624
                                                    ---------------------------
     Total current assets                            2,248,839        1,170,040
                                                    ---------------------------

Current liabilities:
   Accounts payable and accrued expenses               112,997          467,368
   Deposit on contract of sale                              --        1,000,000
   Tenant security deposits payable                    241,773          258,669
   Current portion of loans payable                     12,206           63,820
                                                    ---------------------------
     Total current liabilities                         366,976        1,789,857
                                                    ---------------------------

Working capital                                     $1,881,863      $  (619,817)
                                                    ===========================

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


                                  Seq. Page 10

Item 3 CONTROLS AND PROCEDURES

Management, including the Company's President, Chief Executive Officer and Treasurer and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, Chief Executive Officer and Treasurer and Controller concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Items 1 through 4 are not applicable to the May 1, 2003, through July 31, 2003, period.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to its Form 10-QSB for the quarter ended July 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

Item 6 Exhibits and Reports on Form 8-K

a.    Exhibits:

31.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 302 of The Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 of The Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K.

On May 29, 2003, the Company filed a Form 8-K furnishing, under Items 5 and 7, a press release concerning the announced plans by the State University of New York to acquire the Company's real estate for use by the University's Stony Brook campus.

On June 12, 2003, the Company filed a Form 8-K furnishing, under Items 5 and 7, a press release announcing the appointment of Ronald J. Macklin to its Board of Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GYRODYNE COMPANY OF AMERICA, INC.
                                       (Registrant)


Date: September 10, 2003        /S/ Stephen V. Maroney
                                ----------------------
                                Stephen V. Maroney
                                President, Chief Executive Officer and Treasurer


Date: September 10, 2003        /S/ Frank D'Alessandro
                                ----------------------
                                Frank D'Alessandro
                                Controller


                                  Seq. Page 11