Form 10QSB
period 2003-10-31
GYRODYNE CO OF AMERICA INC
filed 2003-12-12
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,140,505 shares of common stock, par value $1.00 per share, as of December 01, 2003 Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED OCTOBER 31, 2003

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


                                  Seq. Page 2

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                October 31,
                                                                         2003
                                                                     ------------
REAL ESTATE
 Rental property:
   Land                                                              $      4,250
   Building and improvements                                            3,925,421
   Machinery and equipment                                                156,292
                                                                     ------------
                                                                        4,085,963
 Less accumulated depreciation                                          3,308,066
                                                                     ------------
                                                                          777,897
                                                                     ------------
 Land held for development:
   Land                                                                   792,201
   Land development costs                                               2,879,274
                                                                     ------------
                                                                        3,671,475
                                                                     ------------

      Total real estate, net                                            4,449,372

CASH AND CASH EQUIVALENTS                                               2,099,555
RENT RECEIVABLE, net of allowance for doubtful accounts of $42,862        149,007
MORTGAGE RECEIVABLE                                                     1,800,000
PREPAID EXPENSES AND OTHER ASSETS                                         294,724
INVESTMENT IN CITRUS GROVE PARTNERSHIP                                  1,585,104
PREPAID PENSION COSTS                                                   1,544,070
                                                                     ------------

                                                                     $ 11,921,832
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                              $    183,863
  Deferred gain on sale of real estate                                  1,573,900
  Tenant security deposits payable                                        238,160
  Loans payable                                                           731,343
  Deferred income taxes                                                 2,396,042
                                                                     ------------
      Total liabilities                                                 5,123,308
                                                                     ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued and outstanding                             1,531,086
  Additional paid-in capital                                            7,447,707
  Retained earnings                                                       216,323
                                                                     ------------
                                                                        9,195,116
  Less cost of shares of common stock held in treasury                 (2,396,592)
                                                                     ------------
      Total stockholders' equity                                        6,798,524
                                                                     ------------

                                                                     $ 11,921,832
                                                                     ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Six Months Ended              Three Months Ended
                                                  October 31,                    October 31,
                                             2003            2002            2003             2002
                                         -----------      ----------     -----------      -----------
REVENUE FROM RENTAL PROPERTY              $1,100,753      $1,222,763        $542,569         $557,596
                                         -----------      ----------     -----------      -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                           69,119         199,614          34,560           87,856
  Operating and maintenance                  228,100         180,097         115,027           96,093
  Interest expense                            21,250          31,569           8,897           16,971
  Depreciation                                38,919          44,890          19,486           18,895
                                         -----------      ----------     -----------      -----------
                                             357,388         456,170         177,970          219,815
                                         -----------      ----------     -----------      -----------

INCOME FROM RENTAL PROPERTY                  743,365         766,593         364,599          337,781
                                         -----------      ----------     -----------      -----------

GENERAL AND ADMINISTRATIVE                   793,340         709,178         433,574          362,903
                                         -----------      ----------     -----------      -----------

(LOSS) INCOME FROM OPERATIONS                (49,975)         57,415         (68,975)         (25,122)
                                         -----------      ----------     -----------      -----------

OTHER INCOME:
  Gain on sale of real estate                      0       3,124,307               0        3,124,307
  Interest income                             54,938          29,390          27,549           27,496
                                         -----------      ----------     -----------      -----------
                                              54,938       3,153,697          27,549        3,151,803
                                         -----------      ----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAX                4,963       3,211,112         (41,426)       3,126,681

PROVISION (BENEFIT) FOR INCOME TAXES           1,985       1,284,445         (16,570)       1,250,673
                                         -----------      ----------     -----------      -----------

NET INCOME (LOSS)                             $2,978      $1,926,667        ($24,856)      $1,876,008
                                         -----------      ----------     -----------      -----------

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                        $0.00           $1.73          ($0.02)           $1.69
                                         -----------      ----------     -----------      -----------
  Diluted                                      $0.00           $1.71          ($0.02)           $1.67
                                         -----------      ----------     -----------      -----------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                  1,120,980       1,112,149       1,124,960        1,112,402
                                         -----------      ----------     -----------      -----------
    Diluted                                1,142,633       1,126,235       1,124,960        1,125,242
                                         -----------      ----------     -----------      -----------

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                        October 31,
                                                               ----------------------------
                                                                  2003             2002
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $     2,978      $ 1,926,667
                                                               -----------      -----------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                 58,785           53,156
      Bad debt expense                                               2,000           40,862
      Deferred income tax provision                                (19,958)       1,284,445
      Stock compensation                                            76,606           54,331
      Pension expense                                              118,435          129,940
      Gain on sale of real estate                                        0       (3,124,307)
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                    (434,620)        (552,451)
        Accounts receivable                                        (79,570)         (73,259)
        Prepaid expenses and other assets                          (54,496)        (187,194)
        Prepaid pension costs                                            0         (186,473)
      Decrease in liabilities:
        Accounts payable and accrued expenses                      (65,761)        (183,590)
        Tenant security deposits                                       (44)         (15,512)
                                                               -----------      -----------
      Total adjustments                                           (398,623)      (2,760,052)
                                                               -----------      -----------
      Net cash used in operating activities                       (395,645)        (833,385)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                                      0        2,523,625
  Acquisition of property, plant and equipment                     (25,557)         (20,414)
                                                               -----------      -----------
      Net cash (used in) provided by investment activities         (25,557)       2,503,211
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                       (11,786)         (31,207)
  Loan origination fees                                             73,519                0
  Proceeds from exercise of stock options                          227,707            5,364
                                                               -----------      -----------
      Net cash provided by (used in) financing activities          289,440          (25,843)

Net (decrease) increase in cash and cash equivalents              (131,762)       1,643,983

Cash and cash equivalents at beginning of period                 2,231,317        1,105,790
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $ 2,099,555      $ 2,749,773
                                                               ===========      ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the six month periods ended October 31, 2003 and 2002.

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

The results of operations for the three and six month periods ended October 31, 2003, and 2002 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                     Six months ended       Three Months Ended
                                        October 31,             October 31,
                                      2003        2002        2003        2002
--------------------------------------------------------------------------------
Basic                              1,120,980   1,112,149   1,124,960   1,112,402
--------------------------------------------------------------------------------
Effect of dilutive securities         21,653      14,086           0      12,840
--------------------------------------------------------------------------------
Diluted                            1,142,633   1,126,235   1,124,960   1,125,242
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

6. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the six months ended October 31, 2003 and 2002 consistent with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted as follows:


                                  Seq. Page 6

                                                 Six Months Ended         Three Months Ended
                                                    October 31,              October 31,
                                              ----------------------    ----------------------
                                                2003         2002         2003         2002
                                              --------    ----------    --------    ----------
Net income (loss), as reported                $  2,978    $1,926,667    $(24,856)   $1,876,008

Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of related tax
effects                                        (95,000)     (132,000)     (1,000)     (131,000)
                                              --------    ----------    --------    ----------

Pro forma net (loss) income                   $(92,022)   $1,794,667    $(25,856)    1,745,008
                                              ========    ==========    ========    ==========

Net income (loss) per share:
         Basic - as reported                  $   0.00    $     1.73    $  (0.02)   $     1.69
                                              --------    ----------    --------    ----------
         Basic - pro forma                    $  (0.08)   $     1.61    $  (0.02)   $     1.57
                                              --------    ----------    --------    ----------

         Diluted - as reported                $   0.00    $     1.71    $  (0.02)   $     1.67
                                              --------    ----------    --------    ----------

         Diluted - pro forma                  $  (0.08)   $     1.59    $  (0.02)   $     1.55
                                              --------    ----------    --------    ----------

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


                                  Seq. Page 7

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

   RESULTS OF OPERATIONS FOR THE SIX MONTHS AND QUARTER ENDED OCTOBER 31, 2003
        AS COMPARED TO THE SIX MONTHS AND QUARTER ENDED OCTOBER 31, 2002

The Company is reporting a net loss of $24,856 for the quarter ending October 31, 2003 compared to net income of $1,876,008 for the same period last year and net income of $2,978 and $1,926,667 for the six month periods ending October 31, 2003 and 2002, respectively. The major contributing factor to this substantive variance between periods was the nonrecurring $3,124,307 pre-tax profit on the sale of certain properties which occurred and was previously reported during the quarter ending October 31, 2002.


                                  Seq. Page 8

Diluted per share earnings amounted to ($0.02) and $1.67 for the three months ending October 31, 2003 and 2002, respectively, and $0.00 and $1.71 for the six month periods of 2003 and 2002, respectively.

Revenue from rental property, which amounted to $542,569 for the reporting period, reflects a $15,027 decline compared to the same quarter last year when revenues totaled $557,596. For the six months ending October 31, 2003, revenue from rental property amounted to $1,100,753, a decrease of $122,010 from the $1,222,763 posted for the same period last year. In both cases, the decline is attributable to the loss of rental income associated with the sale of certain rental buildings in August 2002. This resulted in a reduction in rental income of $10,202 and $117,347 for the three and six months ended October 31.

Rental property expenses amounted to $177,970 for the current reporting period, a decrease of $41,845 from the $219,815 posted for the same three month period in the previous year. Contributing factors to these savings are a $67,287 reduction in real estate taxes attributed to capitalizing real estate taxes on the undeveloped acreage associated with our planned residential golf course community on the Company's Flowerfield property. This was partially offset by increased real estate taxes in the current period of $9,188. As a result of restructuring our debt, interest expense was reduced by $8,074 and a reduction in staffing levels resulted in a decrease in salaries and benefits of $15,193. These various expense reductions were partially offset by increases in building and equipment maintenance of $17,653 and a timing difference in the billing cycle to tenants for fuel and electric charges totaling $17,156. For the six month period ending October 31, 2003, rental property expenses decreased from the prior year total by $98,782, totaling $357,388 for the current year and $456,170 for the 2002 period. As in the case of the three month results, expenses were reduced for the capitalized portion of real estate taxes amounting to $134,575 and a reduction in real estate taxes relating to the sold premises of $19,099 when compared to the prior year. Once again, these reductions were impacted by increased real estate taxes in the current period for $18,375. Salaries and benefits decreased by $40,583 due to the reduced staff requirements and interest expense declined by $10,319 as a result of our debt restructuring. These savings were partially offset by a prior year nonrecurring utility refund of $64,968, an increase in building and equipment maintenance of $19,882 and a timing difference in fuel and electric charges of $7,549.

As a result of the foregoing, income from rental property increased for the three months ending October 31, 2003 by $26,818 and decreased by $23,228 for the six months then ended. For the three month period, income from rental property totaled $364,599 and $337,781 for 2003 and 2002, respectively and $743,365 and $766,593 for the six months ending October 31, 2003 and 2002, respectively.

General and administrative expenses increased in both the three and six month periods by $70,671 and $84,162, respectively. Expenses for the quarter ending October 31, 2003 amounted to $433,574 compared to $362,903 during the prior year. For the six month period, general and administrative expenses increased from $709,178 in 2002 to $793,340 for the current reporting period. Salaries and benefits increased by $24,865 and $36,536 during the three and six months ending October 31,2003 with both periods reflecting a $22,274 increase in non-cash stock option expense with the balance brought about by salary increases. Bad debt expense is $38,500 over the prior year quarterly results due to a $38,000 reversal of expense in the earlier period with the six month figures being virtually the same. Director's fees increased for the three and six month periods by $27,681 and $45,618, respectively, reflecting the expansion of the Board by two Directors and the need to have more frequently scheduled Board meetings. Rental expense for the Company offices for the three and six month periods amounted to $13,125 and $30,625, respectively. This rental expense is a new charge in the current year for which there is no corresponding amount in the prior year periods. The above increases for the quarter and six month periods were partially offset by reductions in legal and consulting fees of $19,138 and $11,865, respectively. Stockholder expense also decreased by $9,880 and $9,714 for the three and six month reporting periods, respectively, and are the result of having two shareholder meetings during the prior year. Pension expense declined by $5,753 and $11,505 for the three and six months ended October 31,2003, respectively.

Reflecting the above, the Company is reporting a loss from operations for both the three and six month periods ending October 31, 2003. For the quarter, the loss from operations increased by $43,853, amounting to $68,975, compared to a loss of $25,122 in the prior year. For the six month period ending October 31, 2003, the loss from operations amounted to $49,975 which is a variance of $107,390 compared to the same period last year when the Company recorded income from operations of $57,415.

Last year, other income reflected the nonrecurring partial proceeds from the sale of certain properties, in both the three and six month periods, totaling $3,124,307. As a result, other income decreased by $3,124,254 and $3,098,759 for the three and six month reporting periods, respectively. The remaining component of other income, interest income remained virtually the same at $27,549 for the three months ending October 31, 2003 and increased by $25,548 to a total of $54,938 for the six months then ended. The increase is due primarily to interest income on the 5%, $1,800,000 mortgage note associated with the property sale, maturing in August 2005, which is $24,250 above the prior year six month period. This variance is attributable to the fact that the sale took place in August, 2002, thereby creating three months of interest income last year versus six months during the current fiscal year.

For the three months ending October 31, 2003, the Company is reporting a loss before tax of $41,426, compared to income before tax of $3,126,681 during the prior year. For the six months then ended, income before tax amounted to $4,963 compared to the $3,211,112 posted during the same period last year.


                                  Seq. Page 9

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $395,645 and $833,385 during the six months ended October 31, 2003 and 2002, respectively. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community.

Net cash (used in) provided by investing activities was $(25,557) and $2,503,211 during the six months ended October 31, 2003 and 2002, respectively. The use of cash during the current period was for the acquisition of equipment. During the six months ended October 31, 2002, the Company purchased equipment in the amount of $20,414 and received proceeds from the sale of real estate totaling $2,523,625.

Net cash provided by (used in) financing activities was $289,440 and $(25,843) during the six months ended October 31, 2003 and 2002, respectively. The net cash proceeds during the current period were primarily the result of the restructuring of mortgage debt on the Flowerfield property. That amortizing loan, which had a balance of $622,868 at an average interest rate of 8.04% during fiscal 2003, was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent, currently 5.00 %. The unused portion of the credit-line will enhance our financial position and liquidity and be available, if needed, to fund any unforeseen expenses associated with the Company's development plan. Also during the six months ended October 31, 2003, the Company received $227,707 in cash proceeds from the exercise of stock options. During the six months ended October 31, 2002, funds were used to repay the aforementioned amortizing loan.

As of October 31, 2003, the Company had cash and cash equivalents of $2,099,555 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $2,879,274. As of October 31, 2003, the portion of those expenses attributable to the residential golf course community amount to $1,415,370. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,991,666 at October 31, 2003.

                                                             October 31,
                                                     ---------------------------
                                                        2003             2002
                                                     ---------------------------

Current assets:
   Cash and cash equivalents                         $2,099,555       $2,749,773
   Rent receivable, net                                 149,007           62,476
   Net prepaid expenses and other assets                177,333          257,419
                                                     ---------------------------
     Total current assets                             2,425,895        3,069,668
                                                     ---------------------------

Current liabilities:
   Accounts payable and accrued expenses                183,863          225,766
   Tenant security deposits payable                     238,160          238,366
   Current portion of loans payable                      12,206           63,820
                                                     ---------------------------
     Total current liabilities                          434,229          527,952
                                                     ---------------------------

Working capital                                      $1,991,666       $2,541,716
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

On November 7, 2003, the Company issued an announcement that according to published reports in The Palm Beach Post (www.palmbeachpost.com) and a news release issued by Scripps Research Institute ("Scripps") of La Jolla, California (www.scripps.edu/news), Scripps confirmed its plans to establish a major science center in Palm Beach County Florida within five miles of the Callery-Judge Grove in Loxahatchee, Florida.


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

Part II Other Information

Items 1 through 4 are not applicable to the August 1, 2003, through October 31, 2003, period.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to its Form 10-QSB for the quarter ended October 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

Item 6 Exhibits and Reports on Form 8-K

a.    Exhibits:

31.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 302 of The Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 of The Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K.

On September 15, 2003, the Company filed a Form 8-K furnishing, under Items 5 and 7, a press release announcing that its annual meeting of shareholders will be held on Tuesday, December 9, 2003. The Company also announced that the Board of Directors fixed the close of business on November 7, 2003 as a record date for the determination of shareholders entitled to notice of, and to vote at, the Annual Meeting. The Board also announced the three nominees for director.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GYRODYNE COMPANY OF AMERICA, INC.
                                               (Registrant)


    Date: December 10, 2003             /S/ Stephen V. Maroney
                                        -----------------------
                                        Stephen V. Maroney
                                        President, Chief Executive Officer and
                                        Treasurer


    Date: December 10, 2003             /S/ Frank D'Alessandro
                                        -----------------------
                                        Frank D'Alessandro
                                        Controller


                                  Seq. Page 11