Form 10KSB/A
period 2003-04-30
GYRODYNE CO OF AMERICA INC
filed 2004-03-22
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-KSB/A

                                 Amendment No. 1

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended. APRIL 30, 2003.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from___________to____________

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

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |x|

The issuer's revenues for its most recent fiscal year were: $2,344,396

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

                             INDEX TO FORM 10-KSB/A
                                FISCAL YEAR 2003

ITEM #                                                                                                PAGE
------                                                                                                ----
PART I
         1 -Business                                                                                   3
         2 -Properties                                                                                 4
         3 -Legal Proceedings                                                                          5
         4 -Submission of Matters to a Vote of Security Holders                                        5

PART II
         5 -Market for Registrant's Common Stock and Related Stockholders' Matters                     5
         6 -Management's Discussion and Analysis of Financial Condition and Results of Operations      6
         7 -Financial Statements and Supplementary Data                                               11
         8 -Changes in and Disagreements on Accounting and Financial Data                             11

PART III
         9 -Directors and Executive Officers of Registrant                                            12
        10 -Compensation of Executive Officers and Directors                                          14
        11 -Security Ownership of Certain Beneficial Owners and Management                            15
        12 -Certain Relationships and Transactions                                                    16
        13 -Exhibits and Reports on Form 8K                                                           17
        14 -Controls and Procedures                                                                   17
             Signatures                                                                               18
             Exhibit 31.1 Certification
             Exhibit 32.1 Certification

                                Explanatory Note

This Amendment No. 1 on Form 10-KSB/A amends Item 1 of Part I and Items 6, and 7 of Part II of our Annual Report on Form 10-KSB previously filed for the fiscal year ended April 30, 2003. This Form 10-KSB/A is filed in connection with our restated financial statements for the fiscal years ended April 30, 2003 and 2002 to correct the accounting of our limited partnership investment in the Callery Judge Grove, L.P. For further discussion of this restatement, see Note 17, Prior Period Adjustment, to our consolidated financial statements.

Financial statement information and related disclosures included in this Form 10-KSB/A reflect, where appropriate, changes as a result of the restated financial statements. Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-KSB/A. All other information contained in this Form 10-KSB/A is as of the date of the original filing and does not reflect any subsequent information or events other than the aforementioned changes.

We are filing an Amendment No. 1 to our quarterly reports on Form 10-QSB for each of the first and second quarters of Fiscal 2004 concurrently with the filing of this Form 10-KSB/A. We have not amended and do not intend to amend our previously filed annual reports on Form 10-KSB or our quarterly reports on Form 10-QSB for the periods affected by the restated financial statements for periods ending on or prior to April 30, 2003. For this reason, the consolidated financial statements, auditors' reports and related financial information contained in such reports for the affected periods should no longer be relied upon.

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

(b) Business of Issuer

The Company manages its real estate operation and is a passive investor as a limited partner in the Callery Judge Grove, L.P. which owns a large citrus grove in Palm Beach County, Florida. The Company currently has a total of 10 full time employees involved in support of the real estate operation and development plans.

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

Limited Partnership Investment in Callery-Judge Grove, L.P. (the "Grove")

The Company's initial participation through its wholly owned subsidiary, Flowerfield Properties, Inc., represented a 20% limited partner's interest in the Grove. Based on three subsequent capital infusions in which the Company did not participate, our share is now approximately 10.93%. Although Management has determined that development of the real estate owned by the Grove is in the best interests of the Grove and its partners, the requirement to invest in achieving shareholder value from the Flowerfield property has outweighed this alternative investment opportunity.

The original limited partner investment of $1.1 million, which was made in 1965, has over the years yielded distributions of approximately $5.5 million. Due to recurring losses of the Grove, the investment is carried on the books of the Company at $0 as a result of recording the Company's pro-rata share of losses under the equity method of accounting. In fiscal 2000, when the Company's share of losses equaled the carrying value of the investment, the equity method of accounting was suspended, and no additional losses have been charged to operations.

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

                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters

(a) Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low sales prices for the Company's stock for each full quarter within the two most recent fiscal years:

             ---------------------------------------------------------
                                           Sales Price     Sales Price
                         Quarter Ended         Low             High
                         -------------
             ---------------------------------------------------------
                          Fiscal 2002
             ---------------------------------------------------------
             July 31, 2001                    $14.89           $19.50
             ---------------------------------------------------------
             October 31, 2001                 $14.88           $19.00
             ---------------------------------------------------------
             January 31, 2002                 $13.91           $18.40
             ---------------------------------------------------------
             April 30, 2002                   $15.91           $19.00
             ---------------------------------------------------------
                          Fiscal 2003
             ---------------------------------------------------------
             July 31, 2002                    $14.95           $18.25
             ---------------------------------------------------------
             October 31, 2002                 $13.95           $16.99
             ---------------------------------------------------------
             January 31, 2003                 $12.56           $17.37
             ---------------------------------------------------------
             April 30, 2003                   $15.26           $17.55
             ---------------------------------------------------------

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                               Number of Holders
   Title of Class                             as of June 12, 2003
   --------------------------------------------------------------
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

Equity
Compensation
Plans approved
By security
Holders               170,615                $18.30              154,354
--------------------------------------------------------------------------------
Equity
Compensation
Plans not
Approved by
Security holders           --                    --                   --
--------------------------------------------------------------------------------
Total                 170,615                $18.30              154,354
--------------------------------------------------------------------------------

See footnote 6 to the financial statements for a description of the Company's stock option plans.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-KSB/A that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-KSB/A.

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

                                                              April 30,
                                                     --------------------------
                                                        2003            2002
                                                     ----------     -----------

Current assets:
   Cash and cash equivalents                         $2,231,317     $ 1,105,790
   Rent receivable, net                                  71,437          30,079
   Net prepaid expenses and other assets                193,369          70,225
                                                     ----------     -----------
      Total current assets                            2,496,123       1,206,094
                                                     ----------     -----------

Current liabilities:
   Accounts payable and accrued expenses                249,624         409,356
   Deposit on contract of sale                               --       1,000,000
   Tenant security deposits payable                     238,204         253,878
   Current portion of loans payable                      17,788          63,820
                                                     ----------     -----------
      Total current liabilities                         505,616       1,727,054
                                                     ----------     -----------

Working capital                                      $1,990,507     $  (520,960)
                                                     ==========     ===========

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

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of April 30, 2003.

                                                      Payments Due By Period
                                                   Less                             More
Contractual Obligation                             than 1      1-3        3-5      than 5
                                        Total       Year      Years      Years      Years
Long-term Debt                        $669,610     17,788     17,221    634,601         --
Operating Lease                         52,500     52,500         --         --         --
Other Contractual Obligations          255,000    180,000     75,000         --         --
                                      --------   --------   --------   --------   --------
Total Contractual Obligations         $977,110    250,288     92,221    634,601         --
                                      ========   ========   ========   ========   ========

Our limited partnership investment in the Callery Judge Grove, L.P. is carried on the Company's balance sheet at $0 as a result of recording equity losses equal to the carrying value of the investment. This represents a 10.93% ownership in a 3,500-acre citrus grove in Palm Beach County, Florida. The estimated fair value of this investment based upon a third party appraisal report is $6,442,000.

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

                        Name & Principal Occupation or Employment                 Age      First Became a   Current Board
                                                                                              Director      Term Expires
--------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                                 61           1996            2004
President, CEO, Treasurer, and Director of the Company

Peter Pitsiokos                                                                    43           ---
Executive Vice President, Secretary & General Counsel of the Company

Frank D'Alessandro                                                                 57           ---
Controller of the Company

Paul L. Lamb                                                                       57           1997            2003
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                    70           1977            2005
Consultant
Director of the Company

Philip F. Palmedo                                                                  69           1996            2004
Chairman of International Resources Group
Director of the Company

Robert F. Friemann                                                                 56           1998            2005
CPA and a Retired Partner of Albrecht, Viggiano, Zureck & Company, P.C.
Director of the Company

Richard B. Smith                                                                   48           2002            2003
Senior Vice President for Private Banking at Suffolk County National Bank
Director of the Company

Ronald J. Macklin                                                                  41           2003            2003
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

                                                       SUMMARY COMPENSATION TABLE
                                                           Annual Compensation
                                                                                Long term Compensation
                                                                       ---------------------------------------
                                      Annual Compensation                    Awards                  Pay outs
                                  ----------------------------------------------------------------------------
                                                                                            Securities
                                                          Other Annual     Restricted       Underlying       LTIP
       Name and                    Salary      Bonus      Compensation        Stock        Options/LSARs    Payout     All Other
  Principal Position       Year      ($)        ($)           ($)           Award ($)           (#)           ($)     Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO            2003   209,500       0          22,422 (A)           0             20,355           0            0

                           2002   190,750       0               0               0             13,750           0            0

                           2001   181,058       0               0               0             10,500           0            0
Peter Pitsiokos
Exec.V.P. and Secretary    2003   148,990       0          17,797 (B)           0             13,945           0            0

                           2002   123,128       0               0               0             14,300           0            0

                           2001   127,242       0          20,647 (B)           0              8,000           0            0

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

Option/SAR Grants in Last Fiscal Year

--------------------------------------------------------------------------------

                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to
                     Options/SARs  Employees in   Exercise or Base  Expiration
      Name           Granted (#)   Fiscal Year    Price ($/Sh)      Date
--------------------------------------------------------------------------------

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

                                                                               Shares of stock
                                                                                 Beneficially          Pct. of Common
            Name & Principal Occupation or Employment                               Owned               Stock Owned
---------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                                  16,293                  1.46
President, CEO, Treasurer and Director of the Company

Peter Pitsiokos                                                                      9,091        (B)       (A)
Executive Vice President, Secretary & General Counsel of the Company

Paul L. Lamb                                                                        15,989        (C)       1.43
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                      9,263        (D)       (A)
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

Item 13 Exhibits and Reports on Form 8-K

(a) Exhibits Required: Exhibit 31.1 CEO/CFO Certification required under section 302 of the Sarbanes-Oxley Act of 2002. Exhibit 32.1 CEO/CFO Certification Pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 14. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-KSB/A, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

              GYRODYNE COMPANY OF AMERICA, INC.


              /S/ Stephen V. Maroney
              -------------------------------------------
              Stephen V. Maroney, President, Treasurer,
              Director and Principal Executive Officer
              Date:  March 19, 2004


              /S/ Frank D'Alessandro
              -------------------------------------------
              Frank D'Alessandro, Controller
              Date:  March 19, 2004

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


               /S/ Philip F. Palmedo
               ------------------------------------------
               Philip F. Palmedo, Director,
               Date:  March 19, 2004


               /S/ Stephen V. Maroney
               ------------------------------------------
               Stephen V. Maroney, Director
               Date:  March 19, 2004


               /S/ Robert F.Friemann
               ------------------------------------------
               Robert F. Friemann, Director
               Date:  March 19, 2004

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2003 AND 2002

                                    CONTENTS

                                                                     Page
                                                                     ----

Independent auditors' report                                         F-1

Consolidated balance sheets                                          F-2

Consolidated statements of income                                    F-3

Consolidated statement of stockholders' equity                       F-4

Consolidated statements of cash flows                                F-5

Notes to consolidated financial statements                       F-6 - F-22

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

As more fully discussed in Note 17, the accompanying financial statements have been restated to correct the accounting of a limited partnership investment interest from the cost method to the equity method. The financial statements have been restated to account for this investment in accordance with EITF Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of SOP 78-9 "Accounting for Investments in Real estate Ventures," which requires the use of the equity method for investments in limited partnerships, unless the investor's interest is so minor that the limited partner has virtually no influence over partnership operating and financial policies. EITF Topic D-46 noted that practice generally has viewed limited partnership investments greater than 3% to 5% to be more than minor. In our original report we expressed an unqualified opinion on the April 30, 2003 and 2002 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 20, 2003 (except for notes 3, 4 and 17
for which the date is February 19, 2004)

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  April 30,
                                                         ----------------------------
                              ASSETS                          2003            2002
                                                         ------------    ------------
                                                          (As restated, See Note 17)
REAL ESTATE:
  Rental property:
    Land                                                 $      4,250    $      4,746
    Building and improvements                               3,915,361       4,668,358
    Machinery and equipment                                   156,292         116,851
                                                         ------------    ------------
                                                            4,075,903       4,789,955
  Less accumulated depreciation                             3,269,147       3,396,834
                                                         ------------    ------------
                                                              806,756       1,393,121
                                                         ------------    ------------

  Land held for development:
    Land                                                      792,201         803,592
    Land development costs                                  2,444,654       1,499,930
                                                         ------------    ------------
                                                            3,236,855       2,303,522
                                                         ------------    ------------
      Total real estate, net                                4,043,611       3,696,643

CASH AND CASH EQUIVALENTS                                   2,231,317       1,105,790
RENT RECEIVABLE, net of allowance for doubtful
  accounts of $41,000 and $62,000, respectively                71,437          30,079
MORTGAGE RECEIVABLE                                         1,800,000              --
PREPAID EXPENSES AND OTHER ASSETS                             244,598         122,527
PREPAID PENSION COSTS                                       1,662,505       1,668,252
                                                         ------------    ------------

                                                         $ 10,053,468    $  6,623,291
                                                         ============    ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                  $    249,624    $    409,356
  Deposit on contract for sale of real estate                      --       1,000,000
  Deferred gain of sale of real estate                      1,573,900              --
  Tenant security deposits payable                            238,204         253,878
  Loans payable                                               669,610         700,184
  Deferred income taxes                                     1,861,000         641,000
                                                         ------------    ------------
      Total liabilities                                     4,592,338       3,004,418
                                                         ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000
    shares; 1,531,086 shares issued                         1,531,086       1,531,086
  Additional paid-in capital                                7,278,191       7,235,301
  Deficit                                                    (816,758)     (2,586,426)
                                                         ------------    ------------
                                                            7,992,519       6,179,961
  Less cost of shares of common stock held in treasury     (2,531,389)     (2,561,088)
                                                         ------------    ------------
      Total stockholders' equity                            5,461,130       3,618,873
                                                         ------------    ------------

                                                         $ 10,053,468    $  6,623,291
                                                         ============    ============

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended
                                                    April 30,
                                           --------------------------
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
                                           ===========    ===========

                 See notes to consolidated financial statements

               GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          $1 Par Value
                                          Common Stock                                        Treasury Stock
                                     ----------------------   Additional    Retained     ------------------------
                                                     Par       Paid in      Earnings                                  Total
                                       Shares       Value      Capital      (Deficit)       Shares       Cost         Equity
                                     ----------  ----------  -----------   -----------   ----------   -----------   -----------
Balance at May 1, 2001,
as previously reported                1,531,086  $1,531,086  $ 7,539,475   $   123,856      412,775   $(2,374,075)  $ 6,820,342

Prior period adjustment                      --          --           --    (1,030,104)          --            --    (1,030,104)
                                     ----------  ----------  -----------   -----------   ----------   -----------   -----------

Balance at May 1, 2001, as restated   1,531,086   1,531,086    7,539,475      (906,248)     412,775    (2,374,075)    5,790,238

Purchase of treasury stock                   --          --           --            --      111,000    (2,247,750)   (2,247,750)
10% stock dividend                           --          --     (344,656)   (1,701,823)          --     2,038,082        (8,397)
Exercise of stock options                    --          --       36,754            --       (3,650)       20,987        57,741
Issuance of stock for services               --          --        3,728            --         (290)        1,668         5,396
Net income                                   --          --           --        21,645           --            --        21,645
                                     ----------  ----------  -----------   -----------   ----------   -----------   -----------

Balance at April 30, 2002             1,531,086   1,531,086    7,235,301    (2,586,426)     519,835    (2,561,088)    3,618,873
Issuance of treasury stock for
  payment of 10% stock dividend              --          --           --            --     (100,646)           --            --
Exercise of stock options                    --          --        8,483            --       (1,700)        9,775        18,258
Issuance of stock for services               --          --       34,407            --       (3,465)       19,924        54,331
Net income                                   --          --           --     1,769,668           --            --     1,769,668
                                     ----------  ----------  -----------   -----------   ----------   -----------   -----------

Balance at April 30, 2003             1,531,086  $1,531,086  $ 7,278,191   $  (816,758)     414,024   $(2,531,389)  $ 5,461,130
                                     ==========  ==========  ===========   ===========   ==========   ===========   ===========

                 See notes to consolidated financial statements

                        GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended
                                                                   April 30,
                                                           -------------------------
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

      b.    Principles of consolidation

            The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and all majority owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, would be accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method.

            All consolidated subsidiaries are wholly owned, and all significant inter-company transactions have been eliminated.

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

      i.    Investments

            The Company has a 10.93% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3500-acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method in accordance with EITF Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of SOP 78-9 "Accounting for Investments in Real Estate Ventures."

      i.    Investments Cont'd)

            In fiscal 2000, when the Company's share of losses equaled the carrying value of the investment, the equity method of accounting was suspended, and no additional losses have been charged to operations.

            See Note 3 for summarized financial information and certain information about the appraised value of the Grove.

      j.    Cash equivalents

            The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      k.    Net income per common share and per common equivalent share

            The reconciliations for the years ended April 30, 2003 and April 30, 2002 are as follows:

                                                         Year Ended
                                                        April 30, 2003
                                             --------------------------------
                                               Income     Shares    Per Share
                                             ----------  ---------  ---------

            Basic EPS                        $1,769,668  1,114,422  $    1.59
            Effect of dilutive securities -
              common stock options                   --      7,043       (.01)
                                             ----------  ---------  ---------
                 Diluted EPS                 $1,769,668  1,121,465  $    1.58
                                             ==========  =========  =========

                                                       Year Ended
                                                      April 30, 2002
                                             --------------------------------
                                               Income     Shares    Per Share
                                             ----------  ---------  ---------

            Basic EPS                        $   21,645  1,218,076  $     .02
            Effect of dilutive securities -
              common stock options                   --      7,376         --
                                             ----------  ---------  ---------

                 Diluted EPS                 $   21,645  1,225,452  $     .02
                                             ==========  =========  =========

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

      o.    New accounting pronouncements (Cont'd)

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

3.    Investment in the Grove Partnership:

      The Company has a 10.93% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of April 30, 2003 and 2002, the carrying value of the Company's investment was $0.

      The Grove has reported to its limited partners that in June 2002 it received an independent appraisal report of the citrus grove property, which is now the subject of development applications. Based upon that appraisal, at April 30, 2003, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove would be approximately $6,442,000. The Company cannot predict what, if any, value it will ultimately realize from this investment.

      The fiscal year end of the Grove is June 30. Summarized financial information of the Grove as of June 30, 2002 and 2001 is as follows:

                                             Years Ended June 30,
                                      ---------------------------------
                                           2002               2001
                                      --------------     --------------
                                      (in thousands)     (in thousands)

      Total current assets               $  2,826           $  4,365
      Total assets                         22,625             25,947
      Total current liabilities            17,011              2,764
      Total liabilities                    18,002             18,223
      Total partners' capital               4,623              7,724
      Total revenues                       13,771             13,535
      Net loss                             (3,101)            (4,176)

4.    Income Taxes:

      The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

      The provision (benefit) for income taxes is comprised of the following:

                                                     Years Ended
                                                       April 30,
                                            -----------------------------
                                                2003              2002
                                            -----------       -----------

      Current:
         Federal                            $        --       $        --
         State                                  183,144            36,535
                                            -----------       -----------
                                                183,144            36,535
                                            -----------       -----------
      Deferred:
         Federal                                985,000            12,000
         State                                  235,000           (50,000)
                                            -----------       -----------
                                              1,220,000           (38,000)
                                            -----------       -----------

                                            $ 1,403,144       $    (1,465)
                                            ===========       ===========

      The components of the net deferred tax liabilities are as follows:

                                                                         April 30,
                                                              -----------------------------
                                                                  2003              2002
                                                              -----------       -----------
      Deferred tax assets:
         Stock compensation                                   $    53,000       $    38,000
         Accrued sick and vacation                                 13,000            11,000
         Provision for bad debt                                    17,000            26,000
         Tax loss carryforwards                                    10,000           555,000
         Contribution carryover                                        --             4,000
                                                              -----------       -----------
              Total deferred tax assets                            93,000           634,000

      Deferred tax liabilities:
         Prepaid pension costs                                   (697,000)         (699,000)
         Tax losses realized in excess of carrying value
          on investment in limited partnership                   (658,000)         (576,000)
         Land development costs                                  (599,000)               --
                                                              -----------       -----------
              Total deferred tax liabilities                   (1,954,000)       (1,275,000)
                                                              -----------       -----------

              Net deferred income taxes                       $(1,861,000)      $  (641,000)
                                                              ===========       ===========

      The Company has federal net operating loss carryforwards of approximately $30,000, which can be used to reduce future taxable income through 2022. There was no current federal tax provision for the years ended April 30, 2003 and 2002, as the Company was able to apply net operating loss carry forwards to its federal taxable income.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              Years Ended
                                                                April 30,
                                                         --------------------
                                                           2003          2002
                                                         ------        ------

      U.S. Federal statutory income rate                   34.0%         34.0%
      State income tax, net of federal tax benefits         7.5           7.5
      Permanent differences                                  --           7.9
      Change in valuation allowance                          --         (94.2)
      Other differences, net                                2.7          37.5
                                                         ------        ------

                                                           44.2%         (7.3)%
                                                         ======        ======

5.    Retirement Plans:

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
                                                              ===========       ===========

            Assumptions used in accounting for the Company's defined benefit pension plan are as follows:

                                                                       Years Ended
                                                                        April 30,
                                                              -----------------------------
                                                                  2003              2002
                                                              -----------       -----------
      Discount rate                                                7.5%              8.0%
      Rate of increase in compensation                             4.0%              5.0%
      Expected long-term rate of return on plan assets             8.0%              8.0%

      Securities of the Company included in plan assets are as follows:

                                                       April 30,
                                            ------------------------------
                                               2003                2002
                                            ----------          ----------

      Number of shares                          82,580              78,346
      Market value                          $1,391,473          $1,327,965

6.    Stock Options Plans:

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

      ISOs may be granted along with Stock Appreciation Rights, which permit the holder to tender the option to the Company in exchange for stock, at no cost to the optionee, that represents the difference between the option price and the fair market value on date of exercise. NQSOs may be issued with Limited Stock Appreciation Rights, which are exercisable, for cash, in the event of a change of control. In addition, an incentive kicker may be provided for Stock Grants, ISOs and NQSOs, which increases the number of grants or options based on the market price of the shares at exercise versus the option price. A reload feature may also be attached which permits the optionee to tender previously purchased stock, in lieu of cash, for the purchase of the options and receive additional options equal to the number of shares tendered.

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

      A summary of the Company's various fixed stock option plans as of April 30, 2003 and 2002, and changes during the years then ended is presented below:

                                                      Years Ended April 30,
                                           -------------------------------------------
                                                  2003                    2002
                                           --------------------   --------------------
                                                       Weighted               Weighted
                                                        Average                Average
                                                       Exercise               Exercise
      Fixed Stock Options                   Shares       Price     Shares       Price
      -------------------                  --------    --------   --------    --------
      Outstanding, beginning of year        142,340    $  15.13    120,975    $  14.90
      Granted                                41,800       15.70     35,090       15.94
      Exercised                              (1,700)      10.74     (5,500)      14.08
      Canceled                              (11,825)      13.97     (8,225)      16.02
                                           --------               --------

      Outstanding, end of year              170,615       15.39    142,340       15.13
                                           ========               ========

      Options exercisable at year end       170,615       15.39    142,340       15.13
                                           ========               ========

      Weighted average fair value of
         options granted during the year               $   5.56               $   5.35
                                                       ========               ========

      The following table summarizes information about stock options outstanding at April 30, 2003:

                                          Options Outstanding                       Options Exercisable
                            -----------------------------------------------   -----------------------------
                                               Weighted
                                                Average          Weighted                        Weighted
                                               Remaining          Average                         Average
             Range of         Number          Contractual        Exercise        Number          Exercise
          Exercise Price    Outstanding          Life              Price       Outstanding         Price
        -----------------   -----------    -----------------   ------------  ----------------  ------------
        $10.73 - $13.46        31,850            1.40             $11.71             31,850       $11.71
        $14.23 - $16.16       100,265            3.66             $15.44            100,265       $15.44
        $18.16 - $19.10        38,500            1.97             $18.30             38,500       $18.30

      Shares reserved for future issuance at April 30, 2003 are comprised of the following:


      Shares issuable upon exercise of stock options under the
         Company's Non-Employee Director Stock Option Plan        72,000

      Shares issuable under the Company's Non-Employee
         Director Stock Compensation Plan                         22,792

      Shares issuable upon exercise of stock options under
         the Company's stock incentive plan                      230,177
                                                                 -------

                                                                 324,969
                                                                 -------

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

                                                      2003          2002
                                                   -----------   -----------

      Net income, as reported                      $ 1,769,668   $    21,645
      Net income (loss), pro forma                   1,636,095      (134,935)
      Basic income per share, as reported                 1.59           .02
      Basic income (loss) per share, pro forma            1.47          (.11)
      Diluted income per share, as reported               1.58           .02
      Diluted income (loss) per share, pro forma          1.46          (.11)

      For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2003 and 2002.

                                                         Years Ended
                                                            April 30,
                                                   -------------------------
                                                       2003          2002
                                                   -----------   -----------

      Dividend yield                                       0.0%          0.0%
      Volatility                                          47.0%         41.0%
      Risk-Free interest rate                              2.0%          4.0%
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

7.    Loans Payable:

                                                            April 30,
                                                   -------------------------
                                                       2003          2002
                                                   -----------   -----------

      Term loan, bank (a)                          $   628,450   $   688,197
      Installment loans, other                          41,160        11,987
                                                   -----------   -----------

                                                   $   669,610   $   700,184
                                                   ===========   ===========

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

      Annual maturities of loans payable is as follows:

                  Years Ending
                    April 30,                                   Amount
                  ------------                               ---------

                    2004                                     $  17,788
                    2005                                         9,810
                    2006                                         7,411
                    2007                                       630,279
                    2008                                         4,322
                                                             ---------

                                                             $ 669,610
                                                             ---------

8.    Sale of Real Estate:

      On August 8, 2002, the Company sold approximately twelve acres of property and certain buildings with a carrying value of approximately $559,000 to an existing tenant. The contract of sale amounted to $5,370,000 under which the Company received a cash payment of approximately $3,600,000 and a three-year mortgage for $1,800,000 with interest at 5%. The profit on the sale of the land and buildings was $4,700,000 net of transaction costs of approximately $113,000. Pursuant to Statement of Financial Accounting Standards No. 66, approximately $1,570,000 of the gain on this sale has been deferred as of April 30, 2003. The deferred gain will be recognized upon collection of the related mortgage receivable.

9.    Stockholders' Equity:

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

            No dividends were declared during year-end April 30, 2003.

10.   Concentration of Credit Risk:

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. The Company is affected by the economics of the Citrus industry due to its investments therein. Management does not believe significant credit risk exists at April 30, 2003.

11.   Supplemental Disclosures of Cash Flow Information:

                                                         Years Ended
                                                           April 30,
                                                   -------------------------
                                                       2003          2002
                                                   -----------   -----------
      Cash paid during the year for:
         Interest                                  $    60,049   $    61,520
                                                   ===========   ===========

         Income taxes                              $   270,000   $    88,359
                                                   ===========   ===========

12.   Commitments:

      a.    Lease commitments

            The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

                Years Ending
                  April 30,
                -------------

                    2004                            $ 1,371,000
                    2005                                534,000
                    2006                                398,000
                    2007                                104,000

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

      d.    Land development contract (Cont'd)

      Termination:

      Should the Company terminate the Agreement prior to completion without cause, a termination fee is payable to Landmark as follows:

      a. $500,000 prior to the completion of the design and master plan phase of the golf course and related facilities;

      b. $1,000,000 after the completion of the design and master plan phase of the golf course and related facilities and prior to the opening of the golf course to third parties;

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

      The estimated fair value of the Company's investment in the Grove Partnership at April 30, 2003, based upon an independent third party appraisal report, is approximately $6,442,000 based on the Company's ownership percentage.

      The book value of the Company's loans payable approximates its fair value.

14.   Related Party Transactions:

      A law firm related to a director provided legal services to the Company for which it was compensated approximately $119,000 and $309,000 for the years ended April 30, 2003 and 2002, respectively.

15.   Major Customers:

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

16.   Contingencies:

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

17.   Prior Period Adjustment

      The accompanying financial statements have been restated to account for the Company's limited partnership investment in Callery-Judge Grove, L.P. (the "Grove") in accordance with EITF Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of SOP 78-9 "Accounting for Investments in Real Estate Ventures," which requires the use of the equity method for investments in limited partnerships, unless the investor's interest is so minor that the limited partner has virtually no influence over partnership operating and financial policies. In particular, EITF Topic D-46 notes that practice generally has viewed investments of more than 3% to 5% to be more than minor.

      The Company originally purchased its limited partnership interest in 1965 and received a 20% interest. Through April 30, 1995, the Company accounted for this investment under the equity method. In Fiscal 1996, the Company changed its accounting for this investment to the cost method. Management believed that the cost method of accounting was more appropriate because the partnership agreement had been amended to further limit the rights of the limited partners, the Company's ownership interest had been diluted through capital calls that it did not participate in and the Company had no influence over the partnership operating and financial policies. The Company's ownership interest, as a result of additional capital calls of the partnership, in which the Company did not participate, has subsequently been diluted to 10.93%.

      The financial statements have been restated to conform with the guidance of EITF Topic D-46 and paragraph 8 of SOP 78-9 as it pertains to investments in limited partnerships, and specifically the practice of accounting for limited partnership investments of more than 3% to 5% under the equity method of accounting.

      Retained earnings at the beginning of fiscal 2001 have been reduced by $1,030,104, net of income tax benefit of $555,000, to apply the use of the equity method and write down the carrying value of the investment as a result of cumulative losses of the Grove. The adjustment had no affect on the net income for the years ended April 30, 2003 and 2002.

      The effects of the restatement were as follows:

                                                     2003                          2002
                                           --------------------------    --------------------------
                                                As                           As
                                            Previously        As         Previously         As
                                             Reported      Restated       Reported       Restated
                                             --------      --------       --------       --------
      At April, 30:

      Investment in the Grove Partnership   $ 1,585,104   $        --    $ 1,585,104    $        --
      Deferred Income Taxes                   2,416,000     1,861,000      1,196,000        641,000
      Retained Earnings                         213,346      (816,758)    (1,556,322)    (2,586,426)