Form 10QSB/A
period 2003-07-31
GYRODYNE CO OF AMERICA INC
filed 2004-03-22
CIK 44689

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                                 Amendment No. 1

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JULY 31, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from__________to__________

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

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No. |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,124,005 shares of common stock, par value $1.00 per share, as of August 29, 2003

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                Explanatory Note

This Amendment No. 1 on Form 10-QSB/A amends our Report on Form 10-QSB previously filed for the quarterly period ended July 31, 2003. This Form 10-QSB/A is filed in connection with our restated financial statements for the fiscal years ended April 30, 2003 and 2002 to correct the accounting of our limited partnership investment in the Callery Judge Grove, L.P.


                                  Seq. Page 2

                            INDEX TO QUARTERLY REPORT
                           QUARTER ENDED JULY 31, 2003

                                                                       Seq. Page

Form 10-QSB/A Cover                                                            1

Explanatory Note                                                               2

Index to Form 10-QSB/A                                                         3

Consolidated Balance Sheet                                                     4

Consolidated Statements of Income                                              5

Consolidated Statements of Cash Flows                                          6

Footnotes to Consolidated Financial Statements                                 7

Management's Discussion and Analysis or Plan of Operation                      8

Part II - Other Information                                                   12

Signatures                                                                    12

Exhibit 31.1 Certification                                                    13

Exhibit 32.1 Certification                                                    14


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   July 31,
                                                                     2003
                                                                     ----
 ASSETS                                                          (As Restated)
 REAL ESTATE
  Rental property:
    Land                                                         $       4,250
    Building and improvements                                        3,915,361
    Machinery and equipment                                            156,292
                                                                 -------------
                                                                     4,075,903
  Less accumulated depreciation                                      3,288,580
                                                                 -------------
                                                                       787,323
                                                                 -------------
  Land held for development:
    Land                                                               792,201
    Land development costs                                           2,711,984
                                                                 -------------
                                                                     3,504,185
                                                                 -------------

       Total real estate, net                                        4,291,508

 CASH AND CASH EQUIVALENTS                                           1,739,303
 RENT RECEIVABLE, net of allowance for doubtful accounts of
 $40,862                                                               120,259
 MORTGAGE RECEIVABLE                                                 1,800,000
 PREPAID EXPENSES AND OTHER ASSETS                                     517,619

 PREPAID PENSION COSTS                                               1,603,288
                                                                 -------------

                                                                 $  10,071,977
                                                                 -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
   Accounts payable and accrued expenses                         $     112,997
   Deferred gain on sale of real estate                              1,573,900
   Tenant security deposits payable                                    241,773
   Loans payable                                                       734,494
   Deferred income taxes                                             1,879,555
                                                                 -------------
       Total liabilities                                             4,542,719
                                                                 -------------

 STOCKHOLDERS' EQUITY:
   Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued and outstanding                         1,531,086
  Additional paid-in capital                                         7,296,922
  Deficit                                                             (788,924)
                                                                 -------------
                                                                     8,039,084
   Less cost of shares of common stock held in treasury             (2,509,826)
                                                                 -------------
       Total stockholders' equity                                    5,529,258
                                                                 -------------

                                                                 $  10,071,977
                                                                 -------------

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               July 31,
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


                                  Seq. Page 5

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


                                  Seq. Page 6

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

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB/A as of April 30, 2003.

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

The following is a reconciliation of the weighted average shares:

                                                      Three Months Ended
                                                          July  31,
                                                    2003               2002
------------------------------------------------------------------------------
      Basic                                       1,117,062       1,111,897
------------------------------------------------------------------------------
      Effect of dilutive securities                  43,306          15,419
------------------------------------------------------------------------------
      Diluted                                     1,160,368       1,127,316
------------------------------------------------==============================

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

6. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the


                                  Seq. Page 7
three months ended July 31, 2003 and 2002 consistent with the provisions of SFAS 123, our net income and net income per share would have been adjusted as follows:

                                                      Three Months Ended
                                                           July 31,
                                                    ----------------------
                                                       2003         2002
                                                       ----         ----

      Net income, as reported                       $  27,834    $  50,659

      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method, net of related tax
      effects                                         (94,000)      (1,000)
                                                    ---------    ---------

      Pro forma net (loss) income                    ($66,166)   $  49,659
                                                    =========    =========

      Net income (loss) per share:
               Basic -as reported                   $    0.02    $    0.05
                                                    ---------    ---------
               Basic -pro forma                     $   (0.06)   $    0.04
                                                    ---------    ---------

               Diluted- as reported                 $    0.02    $    0.04
                                                    ---------    ---------
               Diluted- pro forma                   $   (0.06)   $    0.04
                                                    ---------    ---------

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-QSB/A that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited, to the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-QSB/A.

Critical Accounting Policies

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use


                                  Seq. Page 8
of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

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

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures in its Form 10-KSB/A filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.


                                  Seq. Page 9

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


                                  Seq. Page 10

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

                                                         July 31,
                                                 ------------------------
                                                    2003          2002
                                                 ------------------------

      Current assets:
         Cash and cash equivalents               $1,739,303   $   739,643
         Rent receivable, net                       120,259        46,773
         Net prepaid expenses and other assets      389,277       383,624
                                                 ------------------------
           Total current assets                   2,248,839     1,170,040
                                                 ------------------------

      Current liabilities:
         Accounts payable and accrued expenses      112,997       467,368
         Deposit on contract of sale                     --     1,000,000
         Tenant security deposits payable           241,773       258,669
         Current portion of loans payable            12,206        63,820
                                                 ------------------------
           Total current liabilities                366,976     1,789,857
                                                 ------------------------

      Working capital                            $1,881,863   $  (619,817)
                                                 ========================

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


                                  Seq. Page 11

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

Part II Other Information

Items 1 through 4 are not applicable to the May 1, 2003, through July 31, 2003, period.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to its Form 10-QSB/A for the quarter ended July 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

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

                                  GYRODYNE COMPANY OF AMERICA, INC.
                                             (Registrant)


    Date: March 19, 2004            /S/ Stephen V. Maroney
                                    ----------------------
                                    Stephen V. Maroney
                                    President, Chief Executive
                                    Officer and Treasurer


    Date: March 19, 2004            /S/ Frank D'Alessandro
                                    ----------------------
                                    Frank D'Alessandro
                                    Controller


                                  Seq. Page 12