Form 10QSB/A
period 2003-10-31
GYRODYNE CO OF AMERICA INC
filed 2004-03-22
CIK 44689

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

                                Explanatory Note

This Amendment No. 1 on Form 10-QSB/A amends our Report on Form 10-QSB previously filed for the quarterly period ended October 31, 2003. This Form 10-QSB/A is filed in connection with our restated financial statements for the fiscal years ended April 30, 2003 and 2002 to correct the accounting of our limited partnership investment in the Callery Judge Grove, L.P.


                                  Seq. Page 2

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED OCTOBER 31, 2003


                                                                       Seq. Page

Form 10-QSB/A Cover                                                            1

Explanatory Note                                                               2

Index to Form 10-QSB/A                                                         3

Consolidated Balance Sheet                                                     4

Consolidated Statements of Operations                                          5

Consolidated Statements of Cash Flows                                          6

Footnotes to Consolidated Financial Statements                                 7

Management's Discussion and Analysis or Plan of Operation                      8

Part II - Other Information                                                   12

Signatures                                                                    12

Exhibit 31.1 Certification                                                    13

Exhibit 32.1 Certification                                                    14


                                  Seq. Page 3

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  October 31,
                                                                     2003
                                                                     ----
 ASSETS                                                          (As Restated)
 REAL ESTATE
  Rental property:
    Land                                                         $       4,250
    Building and improvements                                        3,925,421
    Machinery and equipment                                            156,292
                                                                 -------------
                                                                     4,085,963
  Less accumulated depreciation                                      3,308,066
                                                                 -------------
                                                                       777,897
                                                                 -------------
  Land held for development:
    Land                                                               792,201
    Land development costs                                           2,879,274
                                                                 -------------
                                                                     3,671,475
                                                                 -------------

       Total real estate, net                                        4,449,372

 CASH AND CASH EQUIVALENTS                                           2,099,555
 RENT RECEIVABLE, net of allowance for doubtful accounts of
   $42,862                                                             149,007
 MORTGAGE RECEIVABLE                                                 1,800,000
 PREPAID EXPENSES AND OTHER ASSETS                                     294,724

 PREPAID PENSION COSTS                                               1,544,070
                                                                 -------------

                                                                 $  10,336,728
                                                                 -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
   Accounts payable and accrued expenses                         $     183,863
   Deferred gain on sale of real estate                              1,573,900
   Tenant security deposits payable                                    238,160
   Loans payable                                                       731,343
   Deferred income taxes                                             1,841,042
                                                                 -------------
       Total liabilities                                             4,568,308
                                                                 -------------

 STOCKHOLDERS' EQUITY:
   Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued and outstanding                         1,531,086
  Additional paid-in capital                                         7,447,707
(Deficit)
                                                                      (813,781)
                                                                     8,165,012
   Less cost of shares of common stock held in treasury             (2,396,592)
                                                                 -------------
       Total stockholders' equity                                    5,768,420
                                                                 -------------

                                                                 $  10,336,728
                                                                 =============

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Six Months Ended             Three Months Ended
                                               October 31,                  October 31,
                                           2003           2002          2003           2002
                                           ----           ----          ----           ----
REVENUE FROM RENTAL PROPERTY           $ 1,100,753    $ 1,222,763   $   542,569    $   557,596
                                       -----------    -----------   -----------    -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                         69,119        199,614        34,560         87,856
  Operating and maintenance                228,100        180,097       115,027         96,093
  Interest expense                          21,250         31,569         8,897         16,971
  Depreciation                              38,919         44,890        19,486         18,895
                                       -----------    -----------   -----------    -----------
                                           357,388        456,170       177,970        219,815
                                       -----------    -----------   -----------    -----------

INCOME FROM RENTAL PROPERTY                743,365        766,593       364,599        337,781
                                       -----------    -----------   -----------    -----------

GENERAL AND ADMINISTRATIVE                 793,340        709,178       433,574        362,903
                                       -----------    -----------   -----------    -----------

(LOSS) INCOME FROM OPERATIONS              (49,975)        57,415       (68,975)       (25,122)
                                       -----------    -----------   -----------    -----------

OTHER INCOME:
  Gain on sale of real estate                    0      3,124,307             0      3,124,307
  Interest income                           54,938         29,390        27,549         27,496
                                       -----------    -----------   -----------    -----------
                                            54,938      3,153,697        27,549      3,151,803
                                       -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX              4,963      3,211,112       (41,426)     3,126,681

PROVISION (BENEFIT) FOR INCOME TAXES         1,985      1,284,445       (16,570)     1,250,673
                                       -----------    -----------   -----------    -----------

NET INCOME (LOSS)                      $     2,978    $ 1,926,667   ($   24,856)   $ 1,876,008
                                       ===========    ===========   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                $      0.00    $      1.73   ($     0.02)   $      1.69
                                       ===========    ===========   ===========    ===========
  Diluted                              $      0.00    $      1.71   ($     0.02)   $      1.67
                                       ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                1,120,980      1,112,149     1,124,960      1,112,402
                                       ===========    ===========   ===========    ===========
    Diluted                              1,142,633      1,126,235     1,124,960      1,125,242
                                       ===========    ===========   ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                   October 31,
                                                            --------------------------
                                                               2003           2002
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $     2,978    $ 1,926,667
                                                            -----------    -----------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                              58,785         53,156
      Bad debt expense                                            2,000         40,862
      Deferred income tax provision                             (19,958)     1,284,445
      Stock compensation                                         76,606         54,331
      Pension expense                                           118,435        129,940
      Gain on sale of real estate                                     0     (3,124,307)
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                 (434,620)      (552,451)
        Accounts receivable                                     (79,570)       (73,259)
        Prepaid expenses and other assets                       (54,496)      (187,194)
        Prepaid pension costs                                         0       (186,473)
      Decrease in liabilities:
        Accounts payable and accrued expenses                   (65,761)      (183,590)
        Tenant security deposits                                    (44)       (15,512)
                                                            -----------    -----------
      Total adjustments                                        (398,623)    (2,760,052)
                                                            -----------    -----------
      Net cash used in operating activities                    (395,645)      (833,385)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                                   0      2,523,625
  Acquisition of property, plant and equipment                  (25,557)       (20,414)
                                                            -----------    -----------
      Net cash (used in) provided by investment activities      (25,557)     2,503,211
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                    (11,786)       (31,207)
  Loan origination fees                                          73,519              0
  Proceeds from exercise of stock options                       227,707          5,364
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       289,440        (25,843)
                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents           (131,762)     1,643,983

Cash and cash equivalents at beginning of period              2,231,317      1,105,790
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 2,099,555    $ 2,749,773
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

The following is a reconciliation of the weighted average shares:

                                         Six months ended        Three Months Ended
                                            October 31,             October 31,
                                         2003        2002        2003        2002
------------------------------------------------------------------------------------
       Basic                           1,120,980   1,112,149   1,124,960   1,112,402
------------------------------------------------------------------------------------
       Effect of dilutive securities      21,653      14,086           0      12,840
------------------------------------------------------------------------------------
       Diluted                         1,142,633   1,126,235   1,124,960   1,125,242
---------------------------------------=============================================

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

6. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the six months ended October 31, 2003 and 2002 consistent with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted as follows:


                                  Seq. Page 7

                                                        Six Months Ended             Three Months Ended
                                                           October 31,                  October 31,
                                                    --------------------------    --------------------------
                                                      2003           2002           2003           2002
                                                      ----           ----           ----           ----
      Net income (loss), as reported                $     2,978    $ 1,926,667    $   (24,856)   $ 1,876,008

      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method, net of related tax
      effects                                           (95,000)      (132,000)        (1,000)      (131,000)
                                                    -----------    -----------    -----------    -----------

      Pro forma net (loss) income                   $   (92,022)   $ 1,794,667    $   (25,856)     1,745,008
                                                    ===========    ===========    ===========    ===========

      Net income (loss) per share:
               Basic -as reported                   $      0.00    $      1.73    $     (0.02)   $      1.69
                                                    -----------    -----------    -----------    -----------
               Basic -pro forma                     $     (0.08)   $      1.61    $     (0.02)   $      1.57
                                                    -----------    -----------    -----------    -----------

               Diluted- as reported                 $      0.00    $      1.71    $     (0.02)   $      1.67
                                                    -----------    -----------    -----------    -----------

               Diluted- pro forma                   $     (0.08)   $      1.59    $     (0.02)   $      1.55
                                                    -----------    -----------    -----------    -----------

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


                                  Seq. Page 8

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


                                  Seq. Page 9

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

                                                  October 31,
                                           -----------------------
                                               2003         2002
                                           -----------------------

Current assets:
   Cash and cash equivalents               $2,099,555   $2,749,773
   Rent receivable, net                       149,007       62,476
   Net prepaid expenses and other assets      177,333      257,419
                                           -----------------------
     Total current assets                   2,425,895    3,069,668
                                           -----------------------

Current liabilities:
   Accounts payable and accrued expenses      183,863      225,766
   Tenant security deposits payable           238,160      238,366
   Current portion of loans payable            12,206       63,820
                                           -----------------------
     Total current liabilities                434,229      527,952
                                           -----------------------

Working capital                            $1,991,666   $2,541,716
                                           =======================

Our limited partnership investment in the Callery-Judge Grove, L.P. is carried on the Company's balance sheet at $0 as a result of recording equity losses equal to the carrying value of the investment. This represents a 10.93% ownership in a 3,500-acre citrus grove in Palm Beach County, Florida. The land is currently part of a 65,000-acre master planned community, which is under review by local regulatory authorities. We have no current forecast as to the likelihood of, or the timing required to achieve appropriate entitlements that might impact the Grove's value.

On November 7, 2003, the Company issued an announcement that according to published reports in The Palm Beach Post (www.palmbeachpost.com) and a news release issued by Scripps Research Institute ("Scripps") of La Jolla, California


                                  Seq. Page 11

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

Part II Other Information

Items 1 through 4 are not applicable to the August 1, 2003, through October 31, 2003, period.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to its Form 10-QSB/A for the quarter ended October 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

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