Form 10QSB
period 2004-01-31
GYRODYNE CO OF AMERICA INC
filed 2004-03-22
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,145,462 shares of common stock, par value $1.00 per share, as of January 31, 2004

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED JANUARY 31, 2004

                                                                       Seq. Page

Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Part I Financial Information                                                   3

Item I Financial Statements                                                    3

Consolidated Balance Sheet                                                     3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Footnotes to Consolidated Financial Statements                                 6

Item 2 Management's Discussion and Analysis or Plan of Operation               7

Item 3 Controls and Procedures                                                11

Part II - Other Information                                                   11

Item 4 Submission of Matters to a Vote of Security Holders                    11

Item 5 Other Information                                                      11

Item 6 Exhibits and Reports on Form 8-K                                       11

Signatures                                                                    12

Exhibit 31.1 Certification                                                    13

Exhibit 32.1 Certification                                                    14


                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                    January 31,
                                                                              2004
                                                                         ------------
REAL ESTATE
 Rental property:
   Land                                                                  $      4,250
   Building and improvements                                                3,925,421
   Machinery and equipment                                                    160,489
                                                                         ------------
                                                                            4,090,160
 Less accumulated depreciation                                              3,327,659
                                                                         ------------
                                                                              762,501
                                                                         ------------
 Land held for development:
   Land                                                                       792,201
   Land development costs                                                   3,266,138
                                                                         ------------
                                                                            4,058,339
                                                                         ------------

      Total real estate, net                                                4,820,840

CASH AND CASH EQUIVALENTS                                                   1,779,601
RENT RECEIVABLE, net of allowance for doubtful accounts of $28,261            199,169
MORTGAGE RECEIVABLE                                                         1,800,000
PREPAID EXPENSES AND OTHER ASSETS                                             396,587
PREPAID PENSION COSTS                                                       1,484,853
                                                                         ------------

                                                                         $ 10,481,050
                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Revolving credit line                                                  $    696,287
  Accounts payable and accrued expenses                                       330,013
  Deferred gain on sale of real estate                                      1,573,900
  Tenant security deposits payable                                            234,442
  Notes payable                                                                32,005
  Deferred income taxes                                                     1,826,326
                                                                         ------------
      Total liabilities                                                     4,692,973
                                                                         ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued                                                1,531,086
 Additional paid-in capital                                                 7,467,444
 Deficit                                                                     (835,855)
                                                                         ------------
                                                                            8,162,675
  Less the cost of 385,624 shares of common stock held in the treasury     (2,374,598)
                                                                         ------------
      Total stockholders' equity                                            5,788,077
                                                                         ------------

                                                                         $ 10,481,050
                                                                         ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Nine Months Ended              Three Months Ended
                                              January 31,                   January 31,
                                          2004           2003           2004           2003
                                          ----           ----           ----           ----
REVENUE FROM RENTAL PROPERTY           $ 1,622,048    $ 1,777,086    $   521,295    $   554,323
                                       --------------------------------------------------------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                        105,717        246,783         36,598         47,169
  Operating and maintenance                357,426        318,994        129,326        138,897
  Interest expense                          30,147         45,702          8,897         14,133
  Depreciation                              58,512         65,079         19,593         20,189
                                       --------------------------------------------------------
                                           551,802        676,558        194,414        220,388
                                       --------------------------------------------------------

INCOME FROM RENTAL PROPERTY              1,070,246      1,100,528        326,881        333,935
                                       --------------------------------------------------------

GENERAL AND ADMINISTRATIVE               1,185,540      1,129,238        392,200        420,060
                                       --------------------------------------------------------

(LOSS) FROM OPERATIONS                    (115,294)       (28,710)       (65,319)       (86,125)
                                       --------------------------------------------------------

OTHER INCOME:
  Gain on sale of real estate                    0      3,124,307              0              0
  Interest income                           83,465         58,881         28,527         29,491
                                       --------------------------------------------------------
                                            83,465      3,183,188         28,527         29,491
                                       --------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAX            (31,829)     3,154,478        (36,792)       (56,634)

(BENEFIT) PROVISION FOR INCOME TAXES       (12,732)     1,261,791        (14,717)       (22,654)
                                       --------------------------------------------------------

NET (LOSS) INCOME                      $   (19,097)   $ 1,892,687    $   (22,075)   $   (33,980)
                                       ========================================================

NET (LOSS) INCOME PER COMMON SHARE:
   Basic                               $     (0.02)   $      1.70    $     (0.02)   $     (0.03)
                                       ========================================================
   Diluted                             $     (0.02)   $      1.69    $     (0.02)   $     (0.03)
                                       ========================================================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                  1,127,914      1,113,572      1,118,590      1,116,423
                                       ========================================================
  Diluted                                1,127,914      1,122,962      1,118,590      1,116,423
                                       ========================================================

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                          January 31,
                                                                          -----------
                                                                       2004           2003
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $   (19,097)   $ 1,892,687
                                                                   -----------    -----------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                     89,331         77,772
      Bad debt expense                                                   5,000          2,545
      Deferred income tax provision                                    (34,674)     1,261,792
      Stock compensation                                                76,606         54,331
      Pension expense                                                  177,652        194,910
      Gain on sale of real estate                                            0     (3,124,307)
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                        (821,484)      (734,525)
        Accounts receivable                                           (132,732)       (20,928)
        Prepaid expenses and other assets                             (167,311)      (376,773)
        Prepaid pension costs                                                0       (186,473)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                           80,389       (230,590)
        Tenant security deposits                                        (3,762)       (15,758)
                                                                   -----------    -----------
      Total adjustments                                               (730,985)    (3,098,004)
                                                                   -----------    -----------
      Net cash used in operating activities                           (750,082)    (1,205,317)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate                                          0      2,523,625
  Acquisition of property, plant and equipment                         (29,754)       (23,214)
                                                                   -----------    -----------
      Net cash (used in) provided by investment activities             (29,754)     2,500,411
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                           (14,837)       (48,437)
  Loan origination fees                                                 73,519              0
  Proceeds from exercise of stock options                              269,438         18,258
                                                                   -----------    -----------
      Net cash provided by (used in) financing activities              328,120        (30,179)
                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents                  (451,716)     1,264,915

Cash and cash equivalents at beginning of period                     2,231,317      1,105,790
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $ 1,779,601    $ 2,370,705
                                                                   ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 2004 and 2003.

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

The results of operations for the three and nine month periods ended January 31, 2004, and 2003 are not necessarily indicative of the results to be expected for the full year.

2. Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3. Earnings Per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares.

The following is a reconciliation of the weighted average shares:

                                    Nine Months Ended       Three Months Ended
                                        January 31,             January 31,
                                     2004        2003        2004        2003
--------------------------------------------------------------------------------
    Basic                          1,127,914   1,113,572   1,118,590   1,116,423
--------------------------------------------------------------------------------
    Effect of dilutive securities          0       9,390           0           0
--------------------------------------------------------------------------------
    Diluted                        1,127,914   1,122,962   1,118,590   1,116,423
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

6. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three and nine months ended January 31, 2004 and 2003 consistent with the provisions of SFAS 123, our net (loss) income and net (loss) income per share would have been adjusted as follows:


                                  Seq. Page 6

                                                             Nine Months Ended              Three Months Ended
                                                                 January 31,                   January 31,
                                                             2004           2003           2004           2003
                                                             ----           ----           ----           ----
Net (loss) income, as reported                            $   (19,097)   $ 1,892,687    $   (22,075)   $   (33,980)

Deduct: Total stock-based employee compensation expense
determined under fair value based method,
net of related tax effects                                    (95,000)      (133,000)        (1,000)        (1,000)
                                                          --------------------------------------------------------

Pro forma net (loss) income                               $  (114,097)   $ 1,759,687    $   (23,075)   $   (34,980)
                                                          ========================================================

Net (loss) income per share:
  Basic - as reported                                     $     (0.02)   $      1.70    $     (0.02)   $     (0.03)
                                                          --------------------------------------------------------
  Basic - pro forma                                       $     (0.10)   $      1.58    $     (0.02)   $     (0.03)
                                                          --------------------------------------------------------

  Diluted - as reported                                   $     (0.02)   $      1.69    $     (0.02)   $     (0.03)
                                                          --------------------------------------------------------
  Diluted - pro forma                                     $     (0.10)   $      1.57    $     (0.02)   $     (0.03)
                                                          --------------------------------------------------------

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-QSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-QSB.

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

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Certain


                                  Seq. Page 7
leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

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

Depreciation is computed utilizing the straight-line method over the estimated useful life of ten to thirty years for buildings and improvements and three to twenty years for machinery and equipment.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

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

  RESULTS OF OPERATIONS FOR THE NINE MONTHS AND QUARTER ENDED JANUARY 31, 2004
        AS COMPARED TO THE NINE MONTHS AND QUARTER ENDED JANUARY 31, 2003

The Company is reporting a net loss of $22,075 for the quarter ending January 31, 2004 compared to a net loss of $33,980 for the same period last year and a net loss of $19,097 for the nine months then ended. This compares to net income of $1,892,687 for the same nine month period in the previous year when results were bolstered by the sale of certain real estate to a former tenant.

Diluted per share earnings amounted to ($0.02) and ($0.03) for the three months ending January 31, 2004 and 2003, respectively, and ($0.02) and $1.69 for the nine month periods, respectively.

Revenue from rental property, which amounted to $521,295 for the reporting period, reflects a decrease of $33,028 compared to the same period last year when revenues amounted to $554,323. For the nine months ending January 31, 2004, revenue from rental property totaled $1,622,048 and reflects a $155,038 decline from the $1,777,086 posted for the same period last year. The quarterly results


                                  Seq. Page 8
were impacted by $16,228 in real estate tax reimbursements, associated with the previously mentioned sale, which were recognized as rental revenue during the prior year. Additionally, the Company negotiated a renewal lease for an existing tenant who required less space; this reduced revenues by $16,112 for the three month reporting period. For the nine months ending January 31, 2004, revenues reflected the foregoing declines plus a $117,347 reduction in rent due to the sale during the prior year.

Rental property expenses declined in both the three and nine month periods ending January 31, 2004. During the third quarter, expenses associated with the rental property decreased by $25,974, amounting to $194,414 compared with $220,388 for the prior year. Contributing factors include a net reduction of $10,571 in real estate taxes primarily due to the accounting treatment for taxes paid by a former tenant during the prior year. These taxes were directly related to the sale of certain land and buildings and accounted for a net reduction of $22,594. This was partially offset by a $14,754 increase in the overall taxes on the property. Operating and maintenance expenses declined by $9,571 for the quarter and reflect decreases in building and grounds maintenance of $15,970 and maintenance on equipment of $7,403. These were offset by increases in salaries and benefits and utility charges of $5,314 and $9,950, respectively. The balance of approximately $1,500 in cost reductions was the result of several miscellaneous items during the three month period ending January 31, 2004. Interest expense for the quarter declined by $5,236 and is the result of restructuring the Company's debt. For the nine months ending January 31, 2004, rental property expenses decreased by $124,756, totaling $551,802 for the current reporting period, compared to $676,558 for the prior year. The major contributing factor to this reduction was the overall decrease of $141,066 in real estate taxes charged to operations. Of this total, $111,062 was capitalized pursuant to the accounting treatment for the acreage associated with our redevelopment plan and a reduction of $44,564 was the result of the sold premises. These were partially offset by an overall increase of $14,560 in taxes due on the property. Operating and maintenance expenses increased by $38,432. As in the case of the three month results, there were several contributing factors. Reflecting a colder climate and higher demand, the year to date increase includes an $18,862 increase in utility costs coupled with the fact that the previous year recorded a $64,968 nonrecurring utility refund. These increases were mitigated by a reduction in salaries and benefits of $35,270 as a result of staff reductions that affected this and earlier reporting periods. Building and ground maintenance and maintenance on equipment decreased by $1,494 and $5,716, respectively, and fees for outside services declined by $2,615.

As a result , income from rental property decreased by $7,054 for the three months ending January 31, 2004, amounting to $326,881 and $333,935 for the current quarter and prior year, respectively. For the nine months ending January 31, 2004, income from rental property declined by $30,282, amounting to $1,070,246 and $1,100,528 for the current and prior year, respectively.

General and administrative expenses declined by $27,859 for the quarter ending January 31, 2004 and increased by $56,302 for the nine month period then ended. For the three month period, expenses totaled $392,200 compared to the $420,060 during the prior year. Several factors contributed to this net reduction and include decreases of $4,179 in travel expense, $5,753 in costs associated with our pension plan, and $37,489 in legal and consulting fees. We also experienced reduced expenses of $20,776 in stockholder expense which is attributable to a timing difference regarding annual reports and meetings. These reductions were offset by increases in the cost of insurance premiums of $9,555, $5,487 in equipment repairs and $3,498 in director's fees. Additionally, as previously reported, the Company is now subject to rental payments on it's St. James headquarters which totaled $13,125 for the period and expenses of $5,878 for amortization of loan origination fees relating to the restructuring of existing debt. These fees, which also include prepayment penalties incurred to complete the transaction, are being amortized over a three year period.

For the nine month period ending January 31, 2004, general and administrative expenses totaled $1,185,540 compared to the $1,129,238 for the same period last year. As in the case of the quarterly results, this increase of $56,302 is attributable to several factors. Salaries and benefits increased by $36,994, of which $22,274 is related to stock option compensation; insurance premiums, current year rent, and director's fees increased by $14,933, $43,750, and $49,116, respectively. During the prior year, the Company had no rental payments. The increase in director's fees is the result of having two additional Board members and four additional meetings when compared to the prior year. Amortization of loan origination fees accounted for an increased cost factor of $15,674. These increases were offset by reductions in legal and consulting fees, pension costs, and stockholder expense of $49,355, $17,257 and $30,490, respectively. The reduction in stockholder expense is due to the fact that there were two shareholder meetings conducted in the prior year nine month timeframe. Additionally, fees for accounting services were reduced by $4,500 as were travel expenses which decreased by $4,759.

Reflecting the above, the Company is reporting a loss from operations of $65,319 for the three month period ending January 31, 2004 compared to a loss of $86,125 for the same three months last year. For the nine month period ending January 31, 2004, the loss from operations amounted to $115,294, which is $86,584 above last year's results when the Company reported a loss from operations of $28,710.

Other income for the quarter ending January 31, 2004 mirrored the results for the same period last year totaling $28,527 and $29,491, respectively. On a year to date basis for the nine months ending January 31, 2004, other income was comprised solely of interest income amounting to $84,465. During the prior year, the Company had other income totaling $3,183,188. Last year's results included $58,881 in interest income and the nonrecurring partial proceeds from the previously reported sale of land and buildings amounting to


                                  Seq. Page 9

$3,124,307. The improvement in interest income is due primarily to a 5%, $1,800,000 mortgage note associated with the aforementioned sale which matures in August 2005.

For the three months ending January 31, 2004, the Company is reporting a loss before tax of $36,792, compared to a loss of $56,634 for the same period last year. For the nine month reporting period, the Company is reporting a loss before tax of $31,829 compared to income before tax of $3,154,478.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $750,082 and $1,205,317 during the nine months ended January 31, 2004 and 2003, respectively. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community.

Net cash (used in) provided by investing activities were $(29,754) and $2,500,411 during the nine months ended January 31, 2004 and 2003, respectively. The use of cash during the current period was for the acquisition of property, plant and equipment. During the nine months ended January 31, 2003, the Company purchased property, plant and equipment in the amount of $23,214 and received proceeds from the sale of real estate totaling $2,523,625.

Net cash provided by (used in) financing activities was $328,120 and $(30,179) during the nine months ended January 31, 2004 and 2003, respectively. The net cash proceeds during the current period were primarily the result of the restructuring of mortgage debt on the Flowerfield property. That amortizing loan, which had a balance of $622,868 at an average interest rate of 8.04% during fiscal 2003, was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent, currently 5.00%. The unused portion of the credit-line will enhance our financial position and liquidity and be available, if needed, to fund any unforeseen expenses associated with the Company's development plan. Also during the nine months ended January 31, 2004, the Company received $269,438 in cash proceeds from the exercise of stock options. During the nine months ended January 31, 2003, funds were used to repay the aforementioned amortizing loan.

As of January 31, 2004, the Company had cash and cash equivalents of $1,779,601 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $3,266,138. As of January 31, 2004, the portion of those expenses attributable to the residential golf course community amount to $1,627,368. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,693,456 at January 31, 2004.

                                                       January 31,
                                                       -----------
                                                     2004         2003
                                                     ----         ----

       Current assets:
         Cash and cash equivalents                $1,779,601   $2,370,705
         Rent receivable, net                        199,169       48,462
         Net prepaid expenses and other assets       290,148      446,997
                                                  -----------------------
             Total current assets                  2,268,918    2,866,164
                                                  -----------------------

       Current liabilities:
          Accounts payable and accrued expenses      330,013      178,766
          Tenant security deposits payable           234,442      238,120
          Current portion of loans payable            11,007       71,230
                                                  -----------------------
              Total current liabilities              575,462      488,116
                                                  -----------------------

       Working capital                            $1,693,456   $2,378,048
                                                  =======================

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3 CONTROLS AND PROCEDURES

Management, including the Company's President, Chief Executive Officer and Treasurer and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, Chief Executive Officer and Treasurer and Controller concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Items 1 through 3 are not applicable to the November 1, 2003, through January 31, 2004, period.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting for Fiscal Year 2003 was held on December 9, 2003. On each matter submitted to shareholders, the votes were as follows:

To elect one Director, Ronald J. Macklin, to serve for a term of one year and two directors, Paul L. Lamb and Richard B. Smith, to serve for a term of three years or until their successors shall be elected and shall qualify: Ronald J. Macklin; votes for 972,509, votes withheld 63,382; Paul L. Lamb; votes for 975,228, votes withheld 60,663; Richard B. Smith; votes for 975,228, votes withheld 60,663.

Messrs. Maroney, Palmedo, Beyer and Friemann continue to serve as Directors in accordance with their terms of office.

To ratify the engagement of Holtz Rubenstein & Co., LLP as certified public accountants and auditors for the fiscal year ending April 30, 2004; votes for 1,025,979, votes against 8,585, votes abstain 1,327.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to its Form 10-QSB for the quarter ended January 31, 2004 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

Item 6 Exhibits and Reports on Form 8-K

a.    Exhibits:

31.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 302 of The Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 of The Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K.

There were no Form 8-K reports issued in the current quarter.


                                  Seq. Page 11

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