Form 10KSB
period 2004-04-30
GYRODYNE CO OF AMERICA INC
filed 2004-07-27
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended, APRIL 30, 2004.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the transition period from .................. to ..................

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

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $2,086,687

The aggregate market value of the 1,007,602 shares of voting stock held by non-affiliates of the issuer on July 8, 2004 was $31,356,574. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

The number of shares outstanding of the issuer's Common $1.00 Par Value stock as of July 8, 2004 was 1,155,732.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                              INDEX TO FORM 10-KSB
                                FISCAL YEAR 2004

ITEM #                                                                                                PAGE
------                                                                                                ----
PART I
           1 -Description of Business                                                                   3
           2 -Description of Property                                                                   4
           3 -Legal Proceedings                                                                         5
           4 -Submission of Matters to a Vote of Security Holders                                       5

PART II
           5 -Market for Common Equity and Related Stockholder Matters                                  5
           6 -Management's Discussion and Analysis or Plan of Operations                                6
           7 -Financial Statements                                                                     10
           8 -Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     10
          8A -Controls and Procedures                                                                  11

PART III
           9 -Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                                        11
          10 -Executive Compensation                                                                   13
          11 -Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                                          14
          12 -Certain Relationships and Related Transactions                                           17
          13 -Exhibits and Reports on Form 8-K                                                         17
          14 -Principal Accountant Fees and Services                                                   19
              Signatures                                                                               20

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

The Company concentrates its efforts on the development of its real estate holdings in St. James and Stony Brook, New York. The converted buildings consist of approximately 184,000 rentable square feet housing 59 tenants in space suitable for office, engineering, manufacturing, and warehouse use. This rental property operation is the principal business of the Company and currently represents its sole source of revenue. The property, which is known as Flowerfield, consists of 314 acres. Approximately 30 acres are utilized for the rental property and the balance of 284 remain undeveloped. Flowerfield is currently the subject of a development plan to construct an upscale residential golf course community consisting of 336 home sites.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

(b) Business of Issuer

The Company manages its real estate operation and is a passive investor as a limited partner in the Callery Judge Grove, L.P. which owns a large citrus grove in Palm Beach County, Florida. The Company currently has a total of 10 full time employees involved in support of the real estate operation and development plans. Competition among industrial and office rental properties in Long Island is intense. There are numerous commercial properties that compete with the Company in attracting tenants, many of which are substantially larger than the Company. See Item 2 below for a further discussion regarding dependence on major tenants.

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

Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During fiscal year 2004, the Company had no material expenses related to environmental issues.

During the past three years, several evaluations of highest and best use for the property have resulted in the adoption of the plan to develop an upscale residential golf course community at Flowerfield.

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

Limited Partnership Investment in Callery-Judge Grove, L.P. (the "Grove")

The Company's initial participation in the Grove through its wholly owned subsidiary, Flowerfield Properties, Inc., represented a 20% limited partner's interest in the Grove. Based on three subsequent capital infusions in which the Company did not participate, our share is now approximately 10.93%. Although Management has determined that development of the real estate owned by the Grove is in the best interests of the Grove and its partners, the requirement to invest in achieving shareholder value from the Flowerfield property has outweighed this alternative investment opportunity.

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

Item 2 Description of Property

(b) Investment Policies

The Company's policy has been to primarily hold its commercial rental real estate for income and to hold its other real estate investments for future development and/or sale. The Company has not recently made any new real estate investments. Although the Company does not invest regularly in real estate mortgage loans, the Company holds a purchase money mortgage loan on a 12 acre parcel sold to a former tenant in 2002. The mortgage loan bears interest at 5% per annum with interest only payments due quarterly until August 2005, when the entire unpaid principal balance and accrued interest is due and payable. The mortgaged property includes industrial and residentially zoned property and includes a catering facility, single family residences, an office building and vacant land.

(c) Description of Real Estate and Operating Data

The Company owns a 314 acre tract of land located on the north shore of Suffolk County, Long Island, New York. The Company currently has approximately 184,000 square feet of rental space and has 59 tenants.

The land is carried on the Company's balance sheet at cost in the amount of $796,451 while the buildings and improvements are carried at a depreciated cost of $679,649. Prior to May 29, 2003, the property and buildings, except for Building #7 and the surrounding 6 1/2 acres, were encumbered by a 10 year collateral mortgage in the amount of $1,050,000, and were entirely without financial encumbrances. On May 29, 2003, the Company restructured its debt by securing a revolving line of credit in the amount of $1,750,000. The existing mortgage, as described above, was satisfied and the outstanding balance of $622,868 was incorporated into the newly established credit facility. Collateral for the credit line consists of the same 6 1/2 acres and Building #7.

The average age of all the buildings is approximately 44 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed, and well maintained.

There are five main building groups with rental unit sizes ranging from 130 to 27,774 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling. The Port Jefferson Branch of the Long Island Railroad runs through the property.

The Company currently maintains a $10 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

The following table sets forth certain information as of April 30, 2004 for the total Company property.

                                                                            Annual                               Number Of
                                                                             Base                               Tenants Who
                        Rentable                           Annual            Rent             Number             Occupy 10%
                         Square          Percent            Base          Per Leased            Of               Or More Of
   Property               Feet           Leased             Rent            SQ. FT.           Tenants         Rentable Sq. Ft.
   --------               ----           ------             ----            -------           -------         ----------------
St. James, N.Y.         184,000            75%           $1,951,080         $10.60              59                   1

The Company has one tenant with over 10% of the rentable square footage. The principal nature of this tenant's business is doing background security checks on individuals as well as working with insurance companies by providing photo inspections of vehicles for collision insurance. The principal provisions of their lease include the rental of 27,774 square feet of space with an annual base rent of $278,981. The current lease expires on November 30, 2004.

The following table sets forth the Company's lease expiration table as of April 30, 2004:

                        Number of     Square          Total           % of
                         Leases        Feet           Annual        Rentable
      Fiscal Year End   Expiring     Expiring          Rent        Square Feet
      ---------------   --------     --------          ----        -----------
            2005           49        103,095        $1,282,017        56.0%
            2006            4         18,745        $  353,770        10.2%
            2007            3         16,422        $   92,265         8.9%

Item 3 Legal Proceedings

As described in greater detail below, the State University of New York at Stony Brook ( the "University" ), has announced plans to acquire 246 acres of the Company's 314 acre Flowerfield property through either a negotiated purchase or eminent domain. A public hearing was held by Stony Brook University on June 21, 2004 and the Company has commenced certain litigation to obtain further information. The Company cannot predict what the ultimate effect will be on the Company as a result of the University's actions.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal Year 2004.

                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters

(a)   Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low sales prices for the Company's stock for each full quarter within the two most recent fiscal years:

            -------------------------------------------------------
                                         Sales Price    Sales Price
                        Quarter Ended        Low           High
                        -------------
            -------------------------------------------------------
                         Fiscal 2003
            -------------------------------------------------------
            July 31, 2002                   $14.95        $18.25
            -------------------------------------------------------
            October 31, 2002                $13.95        $16.99
            -------------------------------------------------------
            January 31, 2003                $12.56        $17.37
            -------------------------------------------------------
            April 30, 2003                  $15.26        $17.55
            -------------------------------------------------------
                         Fiscal 2004
            -------------------------------------------------------
            July 31, 2003                   $16.72        $24.50
            -------------------------------------------------------
            October 31, 2003                $21.00        $26.00
            -------------------------------------------------------
            January 31, 2004                $22.73        $28.10
            -------------------------------------------------------
            April 30, 2004                  $26.40        $28.28
            -------------------------------------------------------

(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                                           Number of Holders
           Title of Class                                 as of July 8, 2004
           -----------------------------------------------------------------
           Common Stock, $1.00 Par Value                        1,055

(c) There were no cash dividends declared on the Company's Common Stock in the fiscal years ended April 30, 2004 and April 30, 2003.

(d) Equity Compensation Plan Information. See Item 11 for information regarding the Company's equity compensation plans and footnote 6 to the financial statements for a description of the Company's stock option plans.

Item 6 Management's Discussion and Analysis or Plan of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

             RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2004
                  AS COMPARED TO THE YEAR ENDED APRIL 30, 2003

The Company is reporting a net loss of $113,466 for the fiscal year ending April 30, 2004 compared to net income of $1,769,668 for the prior year. Last year's after tax results were improved by $1,742,614 earned from the sale of certain buildings and 12 acres of property to a former tenant. Diluted per share earnings amounted to ($0.10) and $1.58 for 2004 and 2003, respectively.

Revenue from rental property amounted to $2,086,687 and reflects a decrease of $257,709 ( 11% ) when compared to the prior year's total of $2,344,396. This decline was the result of several contributing factors, the most significant of which was a $157,917 loss of income attributable to the aforementioned sale. In addition, the Company negotiated a renewal lease for an existing tenant who required less space, reducing the rent base by $40,280, and in another instance agreed to temporary concessions of $35,000 while negotiating an existing long term lease.

Rental property expenses decreased by $131,495 (14.5%), totaling $773,769 for fiscal 2004 and $905,264 in 2003, respectively. The major contributing factor to this reduction was the overall decrease of $151,865 in real estate taxes charged to operations. Of this total, $135,443 represents capitalized expenses related to the acreage associated with the Company's redevelopment plan. Additionally, there was a reduction of $44,564 attributable to the sold premises which was partially offset by an annual increase of $28,142 in taxes due on the property. Operating and maintenance expenses increased by $20,372. Reflecting a colder winter and higher demand, the Company experienced a $21,166 increase in utility costs coupled with the fact that the previous year's results included a $64,968 nonrecurring utility refund. These increases were somewhat mitigated by a reduction of $38,343 in salaries and benefits resulting from reduced staffing levels. Additionally, interest expense declined by $17,761 in connection with the restructuring of the Company's debt.

As a result of the foregoing, income from rental property declined by 8.8% for the year and amounted to $1,312,918, a decrease of $126,214 from the 2003 total of $1,439,132.

General and administrative expenses reflect a 10 % increase of $150,596, amounting to $1,628,344 compared to the 2003 total of $1,477,748. This increase is attributable to several factors. Salaries and benefits increased by $35,706, of which $22,274 is related to stock option compensation; insurance premiums, current year rent, and director's fees increased by $37,802, $57,227, and $52,212, respectively. During the prior year, the Company had no rental payments. The increase in director's fees is the result of having two additional Board members and four additional meetings when compared to the prior year. Amortization of loan origination fees accounted for an increased cost factor of $21,551. Additionally, our reserve for bad debt expense increased by $45,455 as did dues and memberships by $4,658, and donations increased by $4,895. The increase in bad debt reserves reflects a trend in rent delinquencies which appears to be coincidental with the threat of an eminent domain condemnation of the Flowerfield property and the uncertainties brought about by such an action. Although we are not predicting a continuation of this trend, it is possible that additional reserves could be required in the event that does occur. Details of the potential eminent domain action by Stony Brook University are outlined on page 10 of this report. These increases were offset by reductions in legal and consulting fees, pension costs, and stockholder expense of $50,411, $23,010 and $37,121, respectively. The reduction in stockholder expense is due to the fact that there were two shareholder meetings conducted in the prior year as opposed to one meeting in 2004.

Net of general and administrative expenses, the Company had an operating loss of $315,426 compared to the prior year loss of $38,616.

Other income for fiscal 2004 is comprised entirely of interest income and amounted to $111,721 which is $24,600 above the $87,121 posted in the prior year. This increase is almost exclusively related to the interest income from the $1.8 million mortgage receivable for a full twelve months in the current year. The prior year had slightly less than nine months of interest. Additionally, last year's results were bolstered by the previously mentioned gain on the sale of property which amounted to $3,124,307 on a pretax basis.

As a result, the Company experienced a loss before taxes of $203,705 for the current year compared to income before taxes of $3,172,812 for the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,067,419 in fiscal 2004 and $1,339,266 in fiscal 2003. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community.

Net cash (used in) provided by investing activities was $(29,754) and $2,477,109 in fiscal 2004 and 2003, respectively. The use of cash during the current period was for the acquisition of property, plant, and equipment. During fiscal 2003, the Company purchased property, plant, and equipment in the amount of $46,516 and received proceeds from the sale of real estate totaling $2,523,625.

Net cash provided by (used in) financing activities was $428,499 and $(12,316) in fiscal 2004 and 2003, respectively. The net cash proceeds during the current period were primarily the result of cash proceeds of $372,869 from the exercise of stock options. In addition, during the current period we restructured mortgage debt on the Flowerfield property. That amortizing loan, which had a balance of $622,868 at an average interest rate of 8.04% during fiscal 2003, was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent, currently 5.00 %.The unused portion of the credit-line will enhance our financial position and liquidity and will be available, if needed, to fund any unforeseen expenses associated with the Company's development plan. During fiscal 2003, funds were used to repay the aforementioned amortizing loan.

As of April 30, 2004, the Company had cash and cash equivalents of $1,562,643 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $3,634,313. As of April 30, 2004, the portion of those expenses attributable to the residential golf course community amount to $1,823,101. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,314,996 at April 30, 2004.

                                                              April 30,
                                                      --------------------------
                                                         2004            2003
                                                      --------------------------

Current assets:
   Cash and cash equivalents                          $1,562,643      $2,231,317
   Rent receivable, net                                   93,082          71,437
   Net prepaid expenses and other assets                 125,170         193,369
                                                      --------------------------
     Total current assets                              1,780,895       2,496,123
                                                      --------------------------

Current liabilities:
   Accounts payable and accrued expenses                 232,809         249,624
   Tenant security deposits payable                      194,976         238,204
   Current portion of loans payable                        9,808          17,788
   Income tax payable                                     28,306               0
                                                      --------------------------
     Total current liabilities                           465,899         505,616
                                                      --------------------------

Working capital                                       $1,314,996      $1,990,507
                                                      ==========================

As mentioned above, during fiscal 2004, the Company restructured an outstanding mortgage loan on the Flowerfield property. That loan was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent. At April 30, 2004, the outstanding balance of this credit facility was $696,287 leaving an available balance of $1,053,713. Additionally, the Company holds a $1.8 million purchase money mortgage loan in connection with the sale of certain buildings and 12 acres during fiscal 2003. That mortgage loan bears an interest rate of 5% and matures in August 2005.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of April 30, 2004.

                                                               Payments Due By Period
                                                                                                   More
      Contractual Obligation                         Less than 1        1-3           3-5         than 5
                                           Total         Year          Years         Years         Years
      Long-term Debt                     $ 28,953         9,808        19,145            --            --
      Revolving Credit Line               696,287            --       696,287
      Operating Lease                      53,456        53,456            --            --            --
      Other Contractual Obligations        90,000        90,000            --            --            --
                                         --------      --------      --------      --------      --------
      Total Contractual Obligations      $868,696       153,264       715,432            --            --
                                         ========      ========      ========      ========      ========

The Company has a limited partnership investment in the Callery-Judge Grove located in Palm Beach County, Florida. The investment represents a 10.93% ownership in a 3,500+ acre citrus grove. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by the local municipal authorities. The Company is accounting for the investment under the equity method. As of April 30, 2004 the carrying value of the Company's investment was $0. Based upon the most recent independent third party appraisal, which was conducted in June 2003, the Company's investment has a current estimated fair value of approximately $6.7 million. In November 2003, the Company issued an announcement that according to published reports in the Palm Beach Post and a confirming news release by Scripps Research Institute of La Jolla, California, a major science center is to be developed within five miles of the Callery-Judge Grove location. Although properties in the general vicinity of the Grove are the subject of major development plans, we have no current forecast of the likelihood of, or the timing required to achieve approvals for the development of the Grove. On July 6, 2004 in a public letter to a Palm Beach County official, the general manager of the Grove proposed that the Grove partner with the County to locate the planned Scripps Florida facility on the Grove. The outcome of the proposed development can not be predicted with any degree of certainty.

The Company is party to two contractual agreements with Landmark National to design and develop an 18 hole championship golf course community with 336 home sites on the Company's 314 acre Flowerfield property located in Stony Brook / Saint James, New York. Those contractual agreements were exhibited in our April 30, 2002 10-KSB filing. The golf course agreement calls for monthly payments of $5,000 with a maximum total of $150,000. At April 30, 2004, the Company has paid a total of $120,000 of this obligation. Additionally, there is a one-time fee of $100,000 for a grading report on the course layout, which was completed and paid during fiscal 2003. The residential land planning and design contract includes monthly payments of $10,000 with a maximum payment totaling $300,000. At April 30, 2004, the Company has paid a total of $240,000 of this obligation. Landmark is also entitled to a construction management fee of 4.5% of construction costs. The balance of Landmark's compensation is incentive driven and based on a 10% participation in future profits from the residential golf course development. Additionally, in a separate agreement for the future, Landmark is under contract to manage the completed golf and clubhouse facilities under a long-term management agreement. The annual fee for such service is $100,000. The contracts also provide for termination fees, currently amounting to $500,000, which are more clearly defined in Note 11 to the financial statements. Various required exhibits, including an archaeological report and economic and traffic impact studies have been completed and applications have been filed with the Towns of Brookhaven and Smithtown seeking the appropriate change of zone to accommodate the development plan. Those applications are being pursued and the Company had its first public hearing in the Town of Smithtown in February 2004.

In April, 2003, the Board of Trustees of the State University of New York adopted a resolution which empowered Stony Brook University to commence eminent domain proceedings to acquire the Company's Flowerfield property through condemnation. This action followed statements of interest by the University to purchase the property for a range of values that were clearly below its market value. In a filing dated May 21, 2004, the University announced the completion of a Draft Generic Environmental Impact Study ( DGEIS ) which outlined its plan to acquire 246 acres of the Flowerfield property through either a negotiated transaction or eminent domain proceedings. Since no genuine attempt to negotiate a transaction has been forthcoming, the Company is not in a position to comment on any such proposal. On June 21, 2004, as required by law, the University held a public meeting to review the DGEIS and its plan to acquire the 246 acres of the Flowerfield property for the purpose of developing a Research and Development Campus. Immediately following that meeting, the Company filed a lawsuit in New York State Supreme Court in an effort to require the University to comply with the requirements of the State Environmental Quality Review Act (SEQRA). The Company has engaged condemnation counsel to represent its interest and remains confident that in the event the University proceeds with condemnation, the "highest and best use" for the Flowerfield property, which is the anticipated benchmark used in establishing land values in eminent domain proceedings, is the planned residential golf course community. However, there is clearly no way to predict the outcome of any such proceedings.

                         OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7 Financial Statements

See Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Financial Statements include:

      (1)   Report of Independent Registered Public Accounting Firm

      (2)   Consolidated Balance Sheets as of April 30, 2004 and April 30, 2003

      (3) Consolidated Statements of Operations for the years ended April 30, 2004 and April 30, 2003

      (4) Consolidated Statement of Stockholders' Equity for the years ended April 30, 2004 and April 30, 2003

      (5) Consolidated Statements of Cash Flows for the years ended April 30, 2004 and April 30, 2003

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

Item 8A Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reports as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2004 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

                Name & Principal Occupation or Employment                      Age    First Became a  Current Board
                                                                                         Director     Term Expires
-------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                              62         1996           2004
President, CEO, Treasurer, and Director of the Company

Peter Pitsiokos                                                                 44           --
Executive Vice President, Secretary & General Counsel of the Company

Frank D'Alessandro                                                              58           --
Controller of the Company

Paul L. Lamb                                                                    58         1997           2006
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                 71         1977           2005
Consultant
Director of the Company

Philip F. Palmedo                                                               70         1996           2004
Chairman of International Resources Group
Director of the Company

Robert F. Friemann                                                              57         1998           2005
CPA and a Self-Employed Consultant
Director of the Company

Richard B. Smith                                                                49         2002           2006
Senior Vice President for Private Banking at Suffolk County National Bank
Director of the Company

Ronald J. Macklin                                                               42         2003           2004
Assistant General Counsel for KeySpan Corporate Services
Director of the Company

(b) Business Experience

Stephen V. Maroney, age 62, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 44, joined the Company in November 1992, is the Executive Vice President, and serves as the Company's Secretary and General Counsel. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Frank D'Alessandro, age 58, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 58, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 71, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Philip F. Palmedo, age 70, was appointed to the Board of Directors in July 1996. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Robert F. Friemann, age 57, was appointed to the Board of Directors in October 1998. He is currently a CPA, self-employed consultant and a retired partner of Albrecht, Viggiano, Zureck & Company, P.C. Mr. Friemann is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has been an instructor for the New York State Society of Certified Public Accountants and is the author of numerous articles on issues including taxation, accounting and auditing. Mr. Friemann has taken a leave of absence following his April, 2004 conviction of filing a false tax return. Mr. Friemann will remain on leave until his post-trial motion to dismiss has been decided.

Richard B. Smith, age 49, was appointed to the Board of Directors in November 2002. He currently serves as Senior Vice President for Private Banking at Suffolk County National Bank. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society.

Ronald J. Macklin, age 42, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Assistant General Counsel for KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University's Albany Law School.

(c) Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company directors, executive officers, and any person holding more than ten percent of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, Gyrodyne believes that all of our executive officers and directors complied with Section 16(a) filing requirements applicable to them.

(d) Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee which currently consists of Messrs. Smith, Palmedo and Macklin. All members are "financially literate" and have been determined to be "independent" within the meaning of SEC regulations and NASDAQ rules. At least one member, Mr. Smith, qualifies as an "audit committee financial expert" as a result of relevant experience as Mayor of the Incorporated Village of Nissequogue and a Trustee of the Smithtown Historical Society. In addition, Mr. Smith has experience as Senior Vice President for Private Banking at Suffolk County National Bank on Long Island, New York. He has over twenty years experience in the banking industry and received his MBA in Finance from the State University New York-Albany.

(e) Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees. It is available on the Company's website at www.gyrodyne.com and shareholders may obtain a paper copy by writing to the Secretary at the address set forth on page 1. Any amendments to the Code of Ethics, or waiver thereof, will be disclosed on the website promptly after this date.

Item 10 Executive Compensation

(a) Executive Compensation

During the fiscal years ended April 30, 2004, April 30, 2003, and April 30, 2002, two directors or officers received remuneration in excess of $100,000 in such capacity.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                                      Long term Compensation
                                                                              --------------------------------------
                                              Annual Compensation                      Awards                Payouts
                                         ---------------------------------------------------------------------------
                                                                                             Securities
                                                              Other Annual    Restricted     Underlying        LTIP
        Name and                         Salary       Bonus   Compensation       Stock      Options/LSARs     Payout      All Other
   Principal Position         Year         ($)         ($)         ($)         Award ($)         (#)            ($)     Compensation
------------------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO               2004       209,500        0       49,628(A)          0           17,500            0            0

                              2003       209,500        0       22,422(A)          0           20,355            0            0

                              2002       190,750        0            0             0           13,750            0            0

Peter Pitsiokos
Exec.V.P. and Secretary       2004       152,500        0       70,188(B)          0           13,500            0            0

                              2003       148,990        0       17,797(B)          0           13,945            0            0

                              2002       123,128        0            0             0           14,300            0            0

(A) In FY 04, Mr. Maroney exercised 4,125 options and received an equal number of shares with a value of $49,628. In FY 03, Mr. Maroney received 1,430 shares from stock awards granted with a value of $22,422. The Registrant has concluded that aggregate amounts of personal benefits to any of the current executives does not exceed the lesser of $50,000 or 10% of compensation and bonuses reported above for the named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(B) In FY 04, Mr. Pitsiokos exercised 6,600 options with SAR's and received 2,922 shares with a value of $70,188. In FY 03, Mr. Pitsiokos received 1,135 shares from stock awards granted with a value of $17,797.

Option/SAR Grants in Last Fiscal Year

--------------------------------------------------------------------------------------

                        Number of       % of Total
                        Securities      Options/SARs
                        Underlying      Granted to
                        Options/SARs    Employees in    Exercise or Base    Expiration
       Name             Granted (#)     Fiscal Year     Price ($/Sh)        Date
--------------------------------------------------------------------------------------
Stephen V. Maroney      17,500              45.5%          $16.870           05/13/08
Peter Pitsiokos         13,500              35.1%          $16.870           05/13/08

              AGGREGATED OPTION/LSAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/LSAR VALUES

                                                                  Number of Securities           Value of Unexercised
                                                                 Underlying Unexercised               In-the-Money
                                   Shares                          Options/LSAR's at               Options/LSAR's at
                                Acquired on         Value            April 30, 2004                April 30, 2004 ($)
        Name                      Exercise        Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
        ----                      --------        --------      -------------------------      -------------------------
Stephen V. Maroney                   --              --                 74,155/0                     $888,400/$0
President and CEO
Peter Pitsiokos                      --              --                 39,685/0                     $473,326/$0
Exec. V.P. and Secretary

(b) Compensation of Directors

      Each Director is entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended and is reimbursed for travel and Company business related expenses. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

(c) Employment Contracts

      Effective January 23, 2003, the Company entered into an amended and restated employment agreement with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. Their annual salaries are currently at $209,500 and $152,500, respectively. The terms of the agreements were extended from one to three years, contain evergreen provisions, and provide for a severance payment equivalent to three years salary in the event of a change in control. Both agreements were attached as Exhibit 10, Material Contracts, in the 10-QSB dated January 31, 2003.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table sets forth certain information as of July 8, 2004 regarding the beneficial ownership of our common shares by (i) each person who we believe to be beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of our present executive officers and directors as a group.

                                               Number of             Approximate
          Name and Address                 Shares Beneficially       Percent of
         Of Beneficial Owner                     Owned                Class (12)
         -------------------                     -----                ----------

         More Than 5% Shareholders
------------------------------------------
Gerard Scollan                                  111,496(1)               8.44
80 Browns River Road
Sayville, NY 11782

Gyrodyne Company of America, Inc.                72,580(2)               5.50
St. James, NY 11780

Private Capital Management, Inc.                 77,105(3)               5.84
8889 Pelican Bay Blvd., Suite 500
Naples, Florida 34108

Bruce Sherman                                   123,402(3)               9.35
8889 Pelican Bay Blvd., Suite 500
Naples, Florida 34108

Kellogg/Everest                                  91,396(4)               6.92
14 Wall Street, 27th Floor
New York, NY 10005

     Directors and Executive Officers
------------------------------------------

Stephen V. Maroney                               94,573(5)               7.16
c/o Gyrodyne Company of America, Inc.
102 Flowerfield
St. James, NY 11780

Peter Pitsiokos                                  47,760(6)               3.62
c/o Gyrodyne Company of America, Inc.
102 Flowerfield
St. James, NY 11780

Paul L. Lamb                                     22,864(7)               1.73
c/o Lamb & Barnosky, LLP
534 Broadhollow Road
Melville, NY 11747

Robert H. Beyer                                  15,263(8)               1.16
10505 Indigo Lane
Fairfax, Virginia 22032

Philip F. Palmedo                                14,124(9)               1.07
4 Piper Lane
St. James, NY 11780

Robert F. Friemann                                8,791(10)               (11)
194 East Shore Road
Huntington Bay, NY 11743

Richard B. Smith                                  1,000                   (11)
c/o Suffolk County National Bank
3880 Veterans Highway
Bohemia, NY 11716

Ronald J. Macklin                                     0                   (11)
c/o Keyspan Energy
175 E. Old Country Road
Hicksville, NY 11801

All executive officers and                      204,375                 15.48
directors as a group (8 persons)

(1) Includes 102,241 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder.

(2) As Gyrodyne has the authority to direct HSBC Bank, USA, the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 72,580 shares held by HSBC Bank, USA as Trustee for the Gyrodyne Pension Fund.

(3) Mr. Sherman is the CEO of Private Capital Management, LP, and in this capacity he exercises shared dispositive and shared voting power with regard to the shares held by Private Capital Management, LP's clients and managed by Private Capital Management, LP. Mr. Sherman disclaims beneficial ownership of the 77,105 shares held by Private Capital Management, LP's clients and disclaims the existence of a group.

(4) As of the close of business on July 8, 2004, Kellogg Capital Group, LLC and Everest Special Situations Fund, L.P. filed a joint Schedule-13D with the Securities and Exchange Commission in which both companies may be deemed to own beneficially in the aggregate 91,396 shares of Gyrodyne stock.

(5) Includes 74,155 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2004.

(6) Does not include his wife's and minor children's ownership of 1,089 shares in which he denies any beneficial interest. Includes 39,685 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2004.

(7) Includes 13,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust. Mr. Lamb is a trustee of the Profit Sharing Trust. Includes 6,875 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2004.

(8) Does not include his wife's ownership of 1,801 shares in which he denies any beneficial interest. Includes 4,125 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2004.

(9) Does not include his wife's ownership of 2,750 shares in which he denies any beneficial interest. Includes 4,125 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2004.

(10) Includes 5,500 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2004.

(11) Less than 1%.

(12) The approximate percent of class is calculated by dividing the number of shares beneficially owned by the sum of: the "Number of Shares Outstanding," which is 1,155,732 plus 164,650 total shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2004. The total of these two numbers is 1,320,382 shares.

--------------------------------------------------------------------------------

(c) Equity Compensation Plans
--------------------------------------------------------------------------------

                                                                           Number of
                                                                           Securities
                                                                           Remaining
                           Number of                                       Available for
                           Securities to be                                Future Issuance
                           Issued upon                                     Under Equity
                           Exercise of                                     Compensation
                           Outstanding          Weighted-average           Plans (excluding
                           Options,             exercise price of          Securities
    Plan                   Warrants and         outstanding options        Reflected in
    Category               Rights               warrants and rights        Column (a))
                                (a)                    (b)                      (c)
-------------------------------------------------------------------------------------------
Equity
Compensation
Plans approved
By security
Holders                    164,650                   $16.30                     --
-------------------------------------------------------------------------------------------
Equity
Compensation
Plans not
Approved by
Security holders                --                       --                     --
-------------------------------------------------------------------------------------------
Total                      164,650                   $16.30                     --
-------------------------------------------------------------------------------------------

Item 12 Certain Relationships and Related Transactions

The Company currently has a mortgage receivable in the principal amount of $1,800,000 due from Gerard Scollan. Mr. Scollan is considered a principal shareholder of the Company because he has beneficial ownership of 8.44% of the Company shares. The terms of the mortgage are described in greater detail in
Note 2 of the Financial Statements and Item 2(b). The Company believes that the terms of the mortgage are no less favorable to the Company than could have been obtained from an unaffiliated third party. The Company received $90,000 in interest during the current fiscal year and less than $60,000 in the prior fiscal year.

The Company has engaged the firm of Lamb & Barnosky, LLP as outside legal counsel for a number of years. Director Lamb is a partner in the firm to which Gyrodyne incurred legal fees of $228,962 and $119,201 in FY 2004 and FY 2003, respectively.

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

Item 13 Exhibits and Reports on Form 8-K

      (a) Exhibits. The following Exhibits are either filed as part of this report or are incorporated herein by reference:

            3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

            3.2         Restated Bylaws of Gyrodyne Company of America, Inc. (1)

            4.1         Form of Stock Certificate of Gyrodyne Company of
                        America, Inc.(1)

            10.1        1993 Stock Incentive Plan. (1)

            10.2        1996 Non-Employee Directors' Stock Option Plan. (1)

            10.3        Carco Group, Inc. Lease Amendment, dated May 3, 1999.
                        (1)

            10.4 Amendment No. 1 to Lease Agreement with Carin Perez and Luis Perez, dated October 7, 1997. (1)

            10.5        Incentive Compensation Plan. (1)

            10.6 Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of May 8, 1995, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

            10.7        Amended and Restated Employment Agreement, with Stephen
                        V. Maroney, dated January 23, 2003. (2)

            10.8 Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (2)

            10.9 Asset Management Agreement with DPMG, Inc. dba Landmark National, dated April 9, 2002. (3)

            10.10 Golf Operating Agreement with DPMG, INC., dated April 9, 2002. (3)

            21.1        List of all subsidiaries. (1)

            31.1        Rule 13a-15(e)/15d-15(e) Certification.

            32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (1) Incorporated herein by reference in the Annual Report on Form 10KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

            (2) Incorporated herein by reference in the Quarterly Report on Form 10QSB, filed with the Securities and Exchange Commission on March 12, 2003.

            (3) Incorporated herein by reference in the Annual Report on Form 10KSB, filed with the Securities and Exchange Commission on July 26, 2002.

      (b) Reports on Form 8-k. The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2004 and through the filing date:

            Current Report on Form 8-K filed with the SEC on April 29, 2004 announcing that Robert F. Friemann, a member of the Company's Board of Directors, was taking an immediate leave of absence from the Board pending final determination of a Rule 29 post verdict motion for a judgment of acquittal by the court, which would be filed in an ongoing case having nothing to do with the Company.

            Current Report on Form 8-K filed with the SEC on May 25, 2004 attaching a press release concerning an announced public hearing to be held by the State University of New York regarding plans to acquire the Company's real estate for use by the University's Stony Brook campus.

            Current Report on Form 8-K filed with the SEC on June 21, 2004 attaching a press release regarding a speech delivered by John V.N. Klein on behalf of the Company at a public hearing held by the State University of New York at Stony Brook on June 21, 2004 concerning plans to acquire the Company's real estate for use by the University's Stony Brook campus.

            Current Report on Form 8-K filed with the SEC on July 9, 2004 stating that the Callery-Judge Grove located in Palm Beach County, Florida, sent a letter to Palm Beach County Commission Chairwoman Karen Marcus proposing that the Grove partner with the County to locate the planned Scripps Florida facility on the Grove.

Item 14 Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Holtz Rubenstein & Co., LLP, our independent auditors, for professional services rendered for the fiscal years ended April 30, 2004 and 2003:

--------------------------------------------------------------------------------
                 Fee Category             Fiscal 2004 Fees      Fiscal 2003 Fees
--------------------------------------------------------------------------------
Audit Fees (1)                                     $40,000               $38,500
--------------------------------------------------------------------------------
Audit-Related Fees (2)                               8,800                11,575
--------------------------------------------------------------------------------
Tax Fees (3)                                        13,100                12,000
--------------------------------------------------------------------------------
All Other Fees (4)                                      --                    --
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Fees                                         $61,900               $62,075
--------------------------------------------------------------------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2004 and 2003, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of aggregate fees billed for professional services rendered for the preparation of our federal and state income tax returns.

(4) All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein, other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GYRODYNE COMPANY OF AMERICA, INC.


            /S/ Stephen V. Maroney
            --------------------------------------------------------------------
            Stephen V. Maroney, President, Treasurer, Director and Principal Executive Officer
            Date: July 27, 2004


            /S/ Frank D'Alessandro
            --------------------------------------------------------------------
            Frank D'Alessandro, Controller
            Date: July 27, 2004

                              ********************

In accordance with the requirements of the Exchange Act, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


            /S/ Richard B. Smith
            --------------------------------------------------------------------
            Richard B. Smith, Director,
            Date: July 27, 2004


            /S/ Philip F. Palmedo
            --------------------------------------------------------------------
            Philip F. Palmedo, Director
            Date: July 27, 2004


            /S/ Ronald J. Macklin
            ---------------------
            Ronald J. Macklin, Director
            Date: July 27, 2004

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Contents
================================================================================
Years Ended April 30, 2004 and 2003                                      Pages
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statement of Stockholders' Equity                            F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                            F-6 - F-17

--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


Holtz Rubenstein & Co., LLP

Melville, New York
June 16, 2004

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Consolidated Balance Sheets
===========================================================================================================
April 30,                                                                        2004              2003
-----------------------------------------------------------------------------------------------------------
Assets

Real Estate:
   Rental property:
      Land                                                                   $      4,250      $      4,250
      Building and improvements                                                 3,925,421         3,915,361
      Machinery and equipment                                                     160,489           156,292
                                                                             ------------------------------
                                                                                4,090,160         4,075,903
Less Accumulated Depreciation                                                   3,347,322         3,269,147
                                                                             ------------------------------
                                                                                  742,838           806,756
                                                                             ------------------------------
   Land held for development:
      Land                                                                        792,201           792,201
      Land development costs                                                    3,634,313         2,444,654
                                                                             ------------------------------
                                                                                4,426,514         3,236,855
                                                                             ------------------------------
Total Real Estate, net                                                          5,169,352         4,043,611

Cash and Cash Equivalents                                                       1,562,643         2,231,317
Rent Receivable, net of allowance for doubtful
   accounts of $71,000 and $41,000, respectively                                   93,082            71,437
Mortgage Receivable                                                             1,800,000         1,800,000
Prepaid Expenses and Other Assets                                                 220,658           244,598
Prepaid Pension Costs                                                           1,425,635         1,662,505
                                                                             ------------------------------
Total Assets                                                                 $ 10,271,370      $ 10,053,468
                                                                             ============      ============

Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses                                     $    232,809      $    249,624
   Deferred gain on sale of real estate                                         1,573,900         1,573,900
   Tenant security deposits payable                                               194,976           238,204
   Revolving credit line                                                          696,287                --
   Loans payable                                                                   28,953           669,610
   Income taxes payable                                                            28,306                --
   Deferred income taxes                                                        1,719,000         1,861,000
                                                                             ------------------------------
Total Liabilities                                                               4,474,231         4,592,338
                                                                             ------------------------------

Commitments

Stockholders' Equity:
   Common stock, $1 par value; authorized 4,000,000
      shares; 1,531,086 shares issued                                           1,531,086         1,531,086
   Additional paid-in capital                                                   7,505,313         7,278,191
   Deficit                                                                       (930,224)         (816,758)
                                                                             ------------------------------
Total Stockholders' Equity                                                      8,106,175         7,992,519
Less Cost of Shares of Common Stock Held in Treasury; 375,354 shares and
   414,024 shares, respectively                                                (2,309,036)       (2,531,389)
                                                                             ------------------------------
Total Stockholders' Equity                                                      5,797,139         5,461,130
                                                                             ------------------------------
Total Liabilities and Stockholders' Equity                                   $ 10,271,370      $ 10,053,468
                                                                             ==============================


================================================================================
See notes to consolidated financial statements.                              F-2

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Consolidated Statements of Operations
===========================================================================================================
Years Ended April 30,                                                            2004              2003
-----------------------------------------------------------------------------------------------------------
Revenue from Rental Property                                                 $  2,086,687      $  2,344,396
                                                                             ------------------------------

Rental Property Expense:
   Real estate taxes                                                              143,333           295,198
   Operating and maintenance                                                      513,410           467,946
   Interest expense                                                                38,850            56,611
   Depreciation                                                                    78,176            85,509
                                                                             ------------------------------
                                                                                  773,769           905,264
                                                                             ------------------------------

Income from Rental Property                                                     1,312,918         1,439,132
                                                                             ------------------------------

General and Administrative                                                      1,628,344         1,477,748
                                                                             ------------------------------

Loss from Operations                                                             (315,426)          (38,616)
                                                                             ------------------------------

Other Income:
   Gain on sale of real estate                                                         --         3,124,307
   Interest income                                                                111,721            87,121
                                                                             ------------------------------
                                                                                  111,721         3,211,428
                                                                             ------------------------------

(Loss) Income Before Provision for Income Taxes                                  (203,705)        3,172,812
(Benefit) Provision for Income Taxes                                              (90,239)        1,403,144
                                                                             ------------------------------
Net (Loss) Income                                                            $   (113,466)     $  1,769,668
                                                                             ==============================

Net (Loss) Income Per Common Share:
   Basic                                                                     $      (0.10)     $       1.59
                                                                             ==============================

   Diluted                                                                   $      (0.10)     $       1.58
                                                                             ==============================

Weighted Average Number of Common Shares Outstanding:
   Basic                                                                        1,133,896         1,114,422
                                                                             ==============================

   Diluted                                                                      1,133,896         1,121,465
                                                                             ==============================


================================================================================
See notes to consolidated financial statements.                              F-3

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
====================================================================================================================================
Years Ended April 30, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------------------

                                        $1 Par Value
                                        Common Stock                                            Treasury Stock
                                 -------------------------   Additional                   --------------------------
                                                   Par         Paid in                                                     Total
                                    Shares        Value        Capital       Deficit        Shares          Cost           Equity
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at May 1, 2002             1,531,086   $ 1,531,086   $ 7,235,301   $(2,586,426)       519,835    $(2,561,088)   $ 3,618,873
Issuance of treasury stock for
   payment of 10% stock dividend          --            --            --            --       (100,646)            --             --
Exercise of stock options                 --            --         8,483            --         (1,700)         9,775         18,258
Issuance of stock for services            --            --        34,407            --         (3,465)        19,924         54,331
Net income                                --            --            --     1,769,668             --             --      1,769,668
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at April 30, 2003          1,531,086     1,531,086     7,278,191      (816,758)       414,024     (2,531,389)     5,461,130
Exercise of stock options                 --            --       227,122            --        (38,670)       222,353        449,475
Net loss                                  --            --            --      (113,466)            --             --       (113,466)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at April 30, 2004          1,531,086   $ 1,531,086   $ 7,505,313   $  (930,224)       375,354    $(2,309,036)   $ 5,797,139
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


================================================================================
See notes to consolidated financial statements.                              F-4

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows
===========================================================================================================
Years Ended April 30,                                                            2004              2003
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net (loss) income                                                         $   (113,466)     $  1,769,668
                                                                             ------------------------------
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                               119,945           102,721
      Bad debt expense                                                             48,000             3,045
      Deferred income tax (benefit) provision                                    (142,000)        1,220,000
      Stock compensation                                                           76,606            54,331
      Pension expense                                                             236,870           259,880
      Gain on sale of real estate                                                      --        (3,124,307)
         Changes in operating assets and liabilities:
            (Increase) decrease in assets:
                Land development costs                                         (1,189,659)       (1,011,379)
                Accounts receivable                                               (69,645)          (44,403)
                Prepaid expenses and other assets                                  (2,333)         (139,283)
                Prepaid pension costs                                                  --          (254,133)
            Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                             (16,815)         (159,732)
                Income taxes payable                                               28,306                --
                Tenant security deposits                                          (43,228)          (15,674)
                                                                             ------------------------------
   Total adjustments                                                             (953,953)       (3,108,934)
                                                                             ------------------------------
Net Cash Used in Operating Activities                                          (1,067,419)       (1,339,266)
                                                                             ------------------------------

Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment                                   (29,754)          (46,516)
   Proceeds from sale of real estate                                                   --         2,523,625
                                                                             ------------------------------
Net Cash (Used in) Provided by Investing Activities                               (29,754)        2,477,109
                                                                             ------------------------------

Cash Flows from Financing Activities:
   Repayment of loans payable                                                     (17,889)          (30,574)
   Loan origination fees                                                           73,519                --
   Proceeds from exercise of stock options                                        372,869            18,258
                                                                             ------------------------------
Net Cash Provided by (Used in) Financing Activities                               428,499           (12,316)
                                                                             ------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                             (668,674)        1,125,527
Cash and Cash Equivalents, beginning of year                                    2,231,317         1,105,790
                                                                             ------------------------------
Cash and Cash Equivalents, end of year                                       $  1,562,643      $  2,231,317
                                                                             ==============================


================================================================================
See notes to consolidated financial statements.                              F-5

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

      Organization and nature of operations - Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York.

      In April 2002, the Company announced redevelopment plans of a significant portion of real estate holdings, for the construction of an 18-hole championship golf course and 336 luxury residential units. In connection with this redevelopment plan, the Company executed agreements with Landmark National to design and develop the golf course community.

      Principles of consolidation - The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and all majority owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, would be accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method.

      All consolidated subsidiaries are wholly owned. All significant inter-company transactions have been eliminated.

      Rental real estate - Rental real estate assets are stated at cost, and reported net of accumulated depreciation and amortization. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

      Real estate held for development - Real estate held for development is stated at the lower of cost or net realizable value. In addition to land, land development and construction costs, real estate held for development includes interest, real estate taxes and related development and construction overhead costs which are capitalized during the development and construction period.

      Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

      Long-lived assets - On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

      The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income.

      Depreciation and amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

      Buildings and Improvements                                  10 to 30 years
      Machinery and Equipment                                      3 to 20 years

      Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

      Revenue recognition - Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

      Allowance for doubtful accounts - Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

      Investments - The Company has a 10.93% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3500-acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method in accordance with EITF Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of SOP 78-9, "Accounting for Investments in Real Estate Ventures."

      Cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Net (loss) income per common share and per common equivalent share - The reconciliations for the years ended April 30, 2004 and 2003 are as follows:

      Year Ended April 30, 2004                                    Loss             Shares    Per Share
      -------------------------------------------------------------------------------------------------
      Basic EPS                                                $  (113,466)       1,133,896     $(.10)
      Effect of Dilutive Securities - common stock options              --               --        --
                                                               --------------------------------------
      Diluted EPS                                              $  (113,466)       1,133,896     $(.10)
                                                               ======================================

      Year Ended April 30, 2003                                   Income            Shares    Per Share
      -------------------------------------------------------------------------------------------------
      Basic EPS                                                $ 1,769,668        1,114,422     $1.59
      Effect of Dilutive Securities - common stock options              --            7,043      (.01)
                                                               --------------------------------------
      Diluted EPS                                              $ 1,769,668        1,121,465     $1.58
                                                               ======================================

      Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Stock-based compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

      In accordance with APB Opinion No. 25, no compensation expense has been recognized for the employee stock option plans. Had the Company recorded compensation expense for the employee stock options based on the fair value at the grant date for awards in the years ended April 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net
      (loss) income and net (loss) income per share would have been adjusted to the following pro forma amounts:


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                          2004           2003
      --------------------------------------------------------------------------

      Net (Loss) Income, as reported                   $(113,466)     $1,769,668
      Net (Loss) Income, pro forma                      (230,466)      1,636,095
      Basic (Loss) Income Per Share, as reported            (.10)           1.59
      Basic (Loss) Income Per Share, pro forma              (.20)           1.47
      Diluted (Loss) Income Per Share, as reported          (.10)           1.58
      Diluted (Loss) Income Per Share, pro forma            (.20)           1.46

      For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2004 and 2003.

      Years Ended April 30,                             2004         2003
      --------------------------------------------------------------------------

      Dividend Yield                                      0.0%        0.0%
      Volatility                                         32.0%       47.0%
      Risk-Free Interest Rate                             2.0%        2.0%
      Expected Life                                   5 Years     5 Years

      Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to depreciable lives and the valuation of real estate.

      New accounting pronouncements - In December 2003, the FASB issued SFAS No. 132 (revised December 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement replaced the disclosure requirements in FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Application of this Statement is required in the Company's financial statements for the year ended April 30, 2004. This Statement addresses disclosure only; it does not address measurement or recognition. The objective of this Statement was to (a) improve the content and organization of annual disclosures about defined benefit pension plans,
      (b) determine what, if any, disclosure would be required for interim-period financial reports, and (c) determine whether the disclosures to be required for defined benefit pension plans also would be required for other post retirement plans. See Note 5 for further discussion.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities". Application of this interpretation is required in the Company's financial statements for the year ended April 30, 2004. Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. The Company determined that it does not have any arrangements or relationships with special-purpose entities.


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

2.    Mortgage Receivable

      Mortgage receivable in the principal amount of $1,800,000 due from a former tenant in connection with sale of real estate (Note 8). The mortgage bears interest at 5% per annum with interest only payments due quarterly, commencing in November 2002. The principal and any unpaid interest are due and payable in August 2005. The mortgage is secured by the related real estate along with a third party guarantee of approximately $1,430,000.

3.    Investment in Grove Partnership:

      The Company has a 10.93% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of April 30, 2004 and 2003, the carrying value of the Company's investment was $0.

      The Grove has reported to its limited partners that in June 2003 it received an independent appraisal report of the citrus grove property, which is now the subject of development applications. Based upon the appraised value of the citrus grove operations and property, at April 30, 2004, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove would be approximately $6,705,000. The Company cannot predict what, if any, value it will ultimately realize from this investment.

      The fiscal year end of the Grove is June 30. Summarized financial information of the Grove as of June 30, 2003 and 2002 is as follows:

      Years Ended June 30,                        2003             2002
      --------------------------------------------------------------------------
                                              (in thousands)   (in thousands)

      Total Current Assets                      $  7,970         $  2,826
      Total Assets                                23,048           22,625
      Total Current Liabilities                   24,095           17,011
      Total Liabilities                           20,012           18,002
      Total Partners' Capital                      3,036            4,623
      Total Revenues                               8,827           13,771
      Net Loss                                    (1,586)          (3,101)

4.    Income Taxes

      The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

      The (benefit) provision for income taxes is comprised of the following:

      Years Ended April 30,                     2004               2003
      --------------------------------------------------------------------------

      Current:
         Federal                            $   101,203        $        --
         State                                  (49,442)           183,144
                                            ------------------------------
                                                 51,761            183,144
                                            ------------------------------

      Deferred:
         Federal                               (103,000)           985,000
         State                                  (39,000)           235,000
                                            ------------------------------
                                               (142,000)         1,220,000
                                            ------------------------------
                                            $   (90,239)       $ 1,403,144
                                            ==============================


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

      The components of the net deferred tax liabilities are as follows:

      April 30,                                               2004            2003
      -------------------------------------------------------------------------------
      Deferred Tax Assets:
         Stock compensation                               $    13,000     $    53,000
         Accrued sick and vacation                             13,000          13,000
         Provision for bad debt                                30,000          17,000
         Tax loss carryforwards                                    --          10,000
                                                          ---------------------------
      Total Deferred Tax Assets                                56,000          93,000

      Deferred Tax Liabilities:
         Prepared pension costs                              (599,000)       (697,000)
         Unrealized gain on investment in Citrus Grove       (569,000)       (658,000)
         Land development costs                              (600,000)       (599,000)
         Accumulated depreciation                              (7,000)             --
                                                          ---------------------------
      Total Deferred Tax Liabilities                       (1,775,000)     (1,954,000)
                                                          ---------------------------
      Net Deferred Income Taxes                           $(1,719,000)    $(1,861,000)
                                                          ===========================

      There was no current federal tax provision for the year ended April 30, 2003, as the Company was able to apply net operating loss carry forwards to its federal taxable income.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

      Years Ended April 30,                              2004       2003
      --------------------------------------------------------------------------
      U.S. Federal Statutory Income Rate                  34.0%      34.0%
      State Income Tax, net of federal tax benefits        7.5%       7.5%
      Other Differences, net                               2.8%       2.7%
                                                        -----------------
                                                          44.3%      44.2%
                                                        =================

5.    Retirement Plans

      The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During the year ended April 30, 2003, the Company contributed approximately $254,000 to the Plan. During the year ended April 30, 2004, the client made no contributions to the Plan. The Company has no minimum required contribution for the April 30, 2005 plan year.


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

      The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending April 30, 2004, and a statement of the funded status as of April 30 of both years:

      April 30,                                          2004           2003
      --------------------------------------------------------------------------

      Pension Benefits
      Reconciliation of Benefit Obligation:
         Obligation                                  $ 1,763,513    $ 1,412,369
         Service cost                                     86,717         97,139
         Interest cost                                   119,220        122,120
         Actuarial loss                                  197,779        376,991
         Benefit payments                               (170,248)      (245,106)
                                                     --------------------------
      Obligation at April 30                         $ 1,996,981    $ 1,763,513
                                                     ==========================

      April 30,                                          2004           2003
      --------------------------------------------------------------------------

      Reconciliation at Fair Value of Plan Assets:
         Fair value of plan assets at May 1          $ 1,572,364    $ 1,496,256
         Actual return on plan assets                    761,585         67,081
         Employer contributions                               --        254,133
         Benefit payments                               (170,248)      (245,106)
                                                     --------------------------
      Fair Value of Plan Assets at April 30          $ 2,163,701    $ 1,572,364
                                                     --------------------------

      Funded Status:
         Funded status at April 30                   $   166,720    $  (191,149)
         Unrecognized prior-service cost                 185,706        258,444
         Unrecognized loss                             1,073,209      1,595,210
                                                     --------------------------
      Net Amount Recognized                          $ 1,425,635    $ 1,662,505
                                                     ==========================

      The accumulated benefit obligation was $1,779,282 and $1,572,133 as of April 30, 2004 and 2003, respectively.

      The following table provides the components of net periodic benefit cost for the plans for fiscal years 2004 and 2003:

      April 30,                                                         2004          2003
      --------------------------------------------------------------------------------------
      Pension Benefits
      Service Cost                                                   $  86,717     $  97,139
      Interest Cost                                                    119,220       122,120
      Expected Return on Plan Assets                                  (126,166)     (115,487)
      Amortization of Prior-Service Cost                                72,738        72,738
      Amortization of Net Loss                                          84,361        83,370
                                                                     -----------------------
      Net Periodic Benefit Cost After Curtailments and Settlements   $ 236,870     $ 259,880
                                                                     =======================

      The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

      The Plan's expected return on plan assets assumption is derived from a detailed periodic review conducted by the Plan's actuaries and the Plan's asset management group. The review includes an analysis of the asset allocation strategy, anticipated future long-term performance of individual asset classes, risks and correlations for each of the asset classes that comprise the funds' asset mix. While the review gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

      The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

      April 30,                                         2004       2003
      --------------------------------------------------------------------------
      Pension Benefits
      Weighted-Average Assumptions as of April 30:
         Discount rate                                   6.5%       7.5%
         Expected return on plan assets                  8.0%       8.0%
         Rate of compensation increase                   4.0%       4.0%

      The Plan's investment objectives are expected to be achieved through a portfolio mix of U.S. stocks, international stocks, U.S. fixed income securities, and Company stock which reflect the Plan's desire for investment return while controlling total portfolio risk to an acceptable level.

      The defined benefit plan had the following asset allocations as of their respective measurement dates:

      April 30,                                            2004      2003
      --------------------------------------------------------------------------

      Common Stock - Gyrodyne Company of America, Inc.     90.6%     88.5%
      United States Government Securities                   1.5%      3.5%
      Corporate Equity Securities                           0.7%      1.6%
      Other Funds                                           7.2%      6.4%
                                                          -----     -----
      Total                                               100.0%    100.0%
                                                          =====     =====

      Securities of the Company included in plan assets are as follows:

      April 30,                                 2004               2003
      --------------------------------------------------------------------------
      Number of Shares                           72,580             82,580
      Market Value                           $1,961,112         $1,391,473

6.    Stock Options Plans

      Incentive Stock Option Plan - The Company has a stock option plan (the "Plan") which expired in October 2003, under which participants may be granted either Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan is to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who are instrumental in achieving this growth. Such options or grants become exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between October 2004 and May 2008.

      The ISOs may be granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options are authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

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

      Non-Employee Director Stock Option Plan - The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. The plan expired in September 2000. Each non-employee Director was granted an initial 2,500 options on the date of adoption of the plan. These options are exercisable in three equal annual installments commencing on the first anniversary date subsequent to the grant. Additionally, each non-employee Director was granted 1,250 options on each January 1, 1997 through 2000, respectively. These additional options are exercisable in full on the first anniversary date subsequent to the date of grant.

      A summary of the Company's various fixed stock option plans as of April 30, 2004 and 2003, and changes during the years then ended is presented below:

      Years Ended April 30,                      2004                   2003
      ------------------------------------------------------------------------------
                                                     Weighted               Weighted
                                                     Average                Average
                                                     Exercise               Exercise
      Fixed Stock Options                  Shares      Price      Shares      Price
      ------------------------------------------------------------------------------
      Outstanding, beginning of year      174,740     $15.28     142,340     $15.13
      Granted                              38,500      16.87      41,800      15.70
      Exercised options                   (38,670)     12.62      (1,700)     10.74
      Canceled                             (9,920)     14.91      (7,700)     13.97
                                          -------                -------
      Outstanding, end of year            164,650      16.30     174,740      15.28
                                          =======                =======
      Options Exercisable at year end     164,650      16.30     174,740      15.28
                                          =======                =======
      Weighted-Average Fair Values of
          Options Granted During Year                 $ 5.31                 $ 5.56
                                                      ======                 ======

      The following table summarizes information about stock options outstanding at April 30, 2004:

                             Options Outstanding            Options Exercisable
                      ----------------------------------   ---------------------
                                     Weighted
                                     Average    Weighted                Weighted
                                    Remaining    Average                 Average
         Range of        Number    Contractual  Exercise      Number    Exercise
      Exercise Price  Outstanding      Life      Price     Outstanding    Price
      --------------------------------------------------------------------------
      $13.46-14.86       24,150        1.42      $13.95       24,150     $13.95
      $15.46-16.87      108,600        3.49      $16.23      108,600     $16.23
      $18.16-19.10       31,900        1.11      $18.33       31,900     $18.33


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

      Shares reserved for future issuance at April 30, 2004 are comprised of the following:

      Shares issuable upon exercise of stock options under the Company's
        Non-Employee Director Stock Option Plan                                31,625

      Shares issuable upon exercise of stock options under the Company's
        stock incentive plan                                                  133,025
                                                                              -------
                                                                              164,650
                                                                              =======

      Incentive compensation plan - The Company has an incentive compensation plan for all full-time employees and members of the Board in order to promote shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company. Change in control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Company's common stock on the closing date, equivalent to 100,000 shares of Company common stock. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18%).

7.    Loans Payable and Revolving Credit Line

      April 30,                                    2004             2003
      --------------------------------------------------------------------------
      Term Loan, bank                            $     --         $628,450
      Revolving Line of Credit                    696,287               --
      Installment Loans, other                     28,953           41,160
                                                 -------------------------
                                                 $725,240         $669,610
                                                 =========================

      On May 29, 2003, the Company entered into a revolving line of credit agreement with a new lending institution. The line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (4.00% at April 30, 2004) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2006. Proceeds from the revolving line of credit were used to pay-off the balance of the bank term loan. As of April 30, 2004, the Company was in compliance with the financial covenants.

      Annual maturities of loans payable is as follows:

      Years Ending April 30,                                       Amount
      --------------------------------------------------------------------------

      2005                                                        $  9,808
      2006                                                           7,411
      2007                                                         703,698
      2008                                                           4,323
                                                                  --------
                                                                  $725,240
                                                                  ========


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

8.    Sale of Real Estate

      On August 8, 2002, the Company sold approximately twelve acres of property and certain buildings with a carrying value of approximately $559,000 to an existing tenant. The contract of sale amounted to $5,370,000 under which the Company received a cash payment of approximately $3,600,000 and a three-year mortgage for $1,800,000 with interest at 5%. The profit on the sale of the land and buildings was $4,700,000 net of transaction costs of approximately $113,000. Pursuant to Statement of Financial Accounting Standards No. 66, approximately $1,570,000 of the gain on this sale has been deferred as of April 30, 2004 and 2003. The deferred gain will be recognized upon collection of the related mortgage receivable.

9.    Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at April 30, 2004 and 2003.

10.   Supplemental Disclosures of Cash Flow Information

      Cash paid during the year for:

      Years Ended April 30,                        2004             2003
      --------------------------------------------------------------------------

      Interest                                   $ 38,850         $ 60,049
                                                 =========================

      Income Taxes                               $204,768         $270,000
                                                 =========================

11.   Commitments

      Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

      Years Ending April 30,                                      Amount
      --------------------------------------------------------------------------

      2005                                                      $1,282,000
      2006                                                         354,000
      2007                                                          92,000
                                                                ----------
                                                                $1,728,000
                                                                ==========

      In April 2003, the Company entered into a noncancellable operating lease for office space in St. James, New York. The lease expires on March 31, 2005. Rental expense approximated $57,000 and $0 for the years ended April 30, 2004 and 2003, respectively.


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

      Employment agreements - Effective January 23, 2003, the Company amended the existing employment contracts with two officers, which provide for annual salaries aggregating $362,000. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control.

      Land development contract - The Company has entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. The Agreement provides for Landmark to design, construct and manage the golf course and related facilities, and to design and plan the proposed residential community. Fees for Landmark's services is as follows:

      Golf Course Design and Operations -

      o $5,000 per month, not to exceed $150,000, for the design of the golf course and related facilities. As of April 30, 2004, the Company has paid $120,000.

      o A $100,000 golf course grading plan fee after completion of the grading plan, which was paid during the year ended April 30, 2003.

      o If Landmark designs the golf course as a "Signature Landmark Course," a one time licensing fee not to exceed $250,000 is due.

      o A monthly builders fee, upon commencement of construction of the golf course, equal to 4.5% of the total cost of the golf course and related facilities.

      o Upon commencement of the operations of the golf course, a $100,000 annual management fee.

      Residential Community Planning and Design -

      o $10,000 per month, not to exceed $300,000, for the design and planning of the residential community. As of April 30, 2004, the Company has paid $240,000.

      o $75,000 annual fee commencing upon the beginning of the operations, sales and marketing phase of the residential community, and terminating upon the sale of all building lots.

      Total Project -

      o A monthly builders fee, upon commencement of construction of the golf course and the residential community, equal to 4.5% of the total construction costs, as defined.

      o An incentive fee equal to 10% of the pre-tax income of the Project, as defined.

      Termination -

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

      The Agreement expires on April 9, 2017.


================================================================================

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
Years Ended April 30, 2004 and 2003
--------------------------------------------------------------------------------

12.   Fair Value of Financial Instruments

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

      The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

      The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 2004, based upon an independent third party appraisal report, is approximately $6,705,000 based on the Company's ownership percentage.

      The book value of the Company's loans payable approximates its fair value.

13.   Related Party Transactions

      A law firm related to a director provided legal services to the Company for which it was compensated approximately $229,000 and $119,000 for the years ended April 30, 2004 and 2003, respectively.

14.   Major Customers

      For the year ended April 30, 2004 rental income from three tenants represented 17%, 13% and 12% of total rental income.

      For the year ended April 30, 2003 rental income from three tenants represented 17%, 13% and 11% of total rental income.

15.   Contingencies

      In December 2002, Stony Brook University (the "University") approached the Company with an interest in discussing the purchase of the Company's 314 acre Flowerfield property located in Stony Brook/St. James, New York. Those discussions were eventually discontinued, as the Company had concluded that the University's suggested range of the purchase price for the property was not reflective of its value.

      In April 2003, the University announced that the Board of Trustees of the State University of New York had adopted a resolution, which empowered the University to commence eminent domain proceedings to acquire the property.

      In a filing dated May 21, 2004, the University announced the completion of a Draft Generic Environmental Impact Study ("DGEIS") which outlined its plan to acquire 246 acres of the Flowerfield property through either a negotiated purchase or eminent domain. The announcement also included a Notice of Public Hearing establishing a date of June 21, 2004 to review the DGEIS and to review the public purpose of an eminent domain condemnation.

      In June 2004, the Company filed a lawsuit in New York State Supreme Court in an effort to require the University to comply with the requirements of the State Environmental Quality Review Act ("SEQRA").

      If the University is successful in condemning the Flowerfield property, the Company will be forced to cancel its land development contract with Landmark and a termination fee will be due as discussed in Note 11.


================================================================================
                                                                            F-17