Form 10QSB
period 2004-07-31
GYRODYNE CO OF AMERICA INC
filed 2004-09-13
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                          Commission file number 0-1684

                        Gyrodyne Company of America, Inc.
        (Exact name of small business issuer as specified in its charter)

           New York                                              11-1688021
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,165,491 shares of common stock, par value $1.00 per share, as of July 31, 2004

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                           QUARTER ENDED JULY 31, 2004

                                                                       Seq. Page

Form 10-QSB Cover                                                           1

Index to Form 10-QSB                                                        2

Part I Financial Information                                                3

Item I Financial Statements                                                 3

Consolidated Balance Sheet                                                  3

Consolidated Statements of Operations                                       4

Consolidated Statements of Cash Flows                                       5

Footnotes to Consolidated Financial Statements                              6

Item 2 Management's Discussion and Analysis or Plan of Operation            8

Item 3 Controls and Procedures                                             11

Part II - Other Information                                                11

Item 5 Other Information                                                   11

Item 6 Exhibits and Reports on Form 8-K                                    11

Signatures                                                                 12

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification                        13

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002                                                   14


                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           July 31,
                                                                             2004
                                                                         ------------
ASSETS

REAL ESTATE
 Rental property:
   Land                                                                  $      4,250
   Building and improvements                                                3,925,421
   Machinery and equipment                                                    160,489
                                                                         ------------
                                                                            4,090,160
 Less accumulated depreciation                                              3,365,381
                                                                         ------------
                                                                              724,779
                                                                         ------------
 Land held for development:
   Land                                                                       792,201
   Land development costs                                                   3,925,282
                                                                         ------------
                                                                            4,717,483
                                                                         ------------

      Total real estate, net                                                5,442,262

CASH AND CASH EQUIVALENTS                                                   1,124,728
RENT RECEIVABLE, net of allowance for doubtful accounts of $74,261            144,295
MORTGAGE RECEIVABLE                                                         1,800,000
PREPAID EXPENSES AND OTHER ASSETS                                             411,119
PREPAID PENSION COSTS                                                       1,370,399
                                                                         ------------

                                                                         $ 10,292,803
                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                  $    335,076
  Deferred gain on sale of real estate                                      1,573,900
  Tenant security deposits payable                                            198,285
  Revolving credit line                                                       696,287
  Loans payable                                                                25,902
  Deferred income taxes                                                     1,719,000
                                                                         ------------
      Total liabilities                                                     4,548,450
                                                                         ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued                                                1,531,086
 Additional paid-in capital                                                 7,449,199
 Deficit                                                                     (983,010)
                                                                         ------------
                                                                            7,997,275
  Less the cost of 365,595 shares of common stock held in the treasury     (2,252,922)
                                                                         ------------
      Total stockholders' equity                                            5,744,353
                                                                         ------------

                                                                         $ 10,292,803
                                                                         ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              July 31,
                                                         2004           2003
                                                         ----           ----

REVENUE FROM RENTAL PROPERTY                         $   499,922     $   558,184
                                                     ---------------------------
RENTAL PROPERTY EXPENSES:
  Real estate taxes                                       37,617          34,559
  Operating and maintenance                              134,839         113,073
  Interest expense                                         9,052          12,353
  Depreciation                                            18,058          19,433
                                                     ---------------------------
                                                         199,566         179,418
                                                     ---------------------------
INCOME FROM RENTAL PROPERTY                              300,356         378,766

GENERAL AND ADMINISTRATIVE                               415,895         359,766
                                                     ---------------------------
(LOSS) INCOME FROM OPERATIONS                           (115,539)         19,000

OTHER INCOME:
  Interest income                                         27,562          27,389
                                                     ---------------------------
(LOSS) INCOME BEFORE INCOME TAXES                        (87,977)         46,389

(BENEFIT) PROVISION FOR INCOME TAXES                     (35,191)         18,555
                                                     ---------------------------
NET (LOSS) INCOME                                    $   (52,786)    $    27,834
                                                     ===========================
NET (LOSS) INCOME PER COMMON SHARE:
   Basic                                             $     (0.05)    $      0.02
                                                     ===========================
   Diluted                                           $     (0.05)    $      0.02
                                                     ===========================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                              1,155,838       1,117,062
                                                     ===========================
    Diluted                                            1,155,838       1,160,368
                                                     ===========================

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       July 31,
                                                                 2004            2003
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                          $   (52,786)    $    27,834
                                                             ---------------------------
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Depreciation and amortization                               28,484          28,348
      Bad debt expense                                             3,000               0
      Deferred income tax provision                                    0          18,555
      Pension expense                                             55,236          59,217
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                  (290,969)       (267,330)
        Accounts receivable                                      (54,213)        (48,822)
        Prepaid expenses and other assets                       (190,889)       (266,439)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                    102,267        (136,627)
        Income taxes payable                                     (28,306)              0
        Tenant security deposits                                   3,309           3,569
                                                             ---------------------------
      Total adjustments                                         (372,081)       (609,529)
                                                             ---------------------------
      Net cash used in operating activities                     (424,867)       (581,695)
                                                             ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                    (9,997)        (15,497)
                                                             ---------------------------
      Net cash used in investment activities                      (9,997)        (15,497)
                                                             ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                      (3,051)         (8,635)
  Loan origination fees                                                0          73,519
  Proceeds from exercise of stock options                              0          40,294
                                                             ---------------------------
      Net cash (used in) provided by financing activities         (3,051)        105,178
                                                             ---------------------------
Net decrease in cash and cash equivalents                       (437,915)       (492,014)

Cash and cash equivalents at beginning of period               1,562,643       2,231,317
                                                             ---------------------------
Cash and cash equivalents at end of period                   $ 1,124,728     $ 1,739,303
                                                             ===========================

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 2004 and 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of April 30, 2004.

The results of operations for the three month period ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                                 Three Months Ended
                                                      July 31,
                                                2004            2003
     ------------------------------------------------------------------
     Basic                                    1,155,838       1,117,062
     ------------------------------------------------------------------
     Effect of dilutive securities                    0          43,306
     ------------------------------------------------------------------
     Diluted                                  1,155,838       1,160,368
     -----------------------------------------=========================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Revolving Credit Note:

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 5.25% at July 31, 2004. The line is secured by certain real estate and expires on June 1, 2006.

6. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three months ended July 31, 2004 and 2003 consistent with the provisions of SFAS 123, our net
(loss) income and net (loss) income per share would have been adjusted as follows:


                                  Seq. Page 6

                                                           Three Months Ended
                                                                July 31,
                                                            2004         2003
                                                            ----         ----

      Net (loss) income, as reported                     $ (52,786)   $  27,834

      Deduct: Total stock-based employee compensation
      expense determined under fair value based method,
      net of related tax effects                                 0      (94,000)
                                                         ----------------------
      Pro forma net (loss)                               $ (52,786)   $ (66,166)
                                                         ======================

      Net (loss) income per share:
        Basic - as reported                              $   (0.05)   $    0.02
                                                         ----------------------
        Basic - pro forma                                $   (0.05)   $   (0.06)
                                                         ----------------------

        Diluted - as reported                            $   (0.05)   $    0.02
                                                         ----------------------
        Diluted - pro forma                              $   (0.05)   $   (0.06)
                                                         ----------------------

7. Shareholder Rights Agreement:

On August 10, 2004, the Board of Directors of the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one right for each outstanding share of common stock of the Company held by stockholders of record on August 27, 2004. Each right entitles the holder to purchase from the Company one share of the Company's common stock at an exercise price of $75.00 per share. Initially the rights will not be exercisable, certificates will not be sent to stockholders, and the rights will automatically trade with the common stock. The principal terms of the Shareholder Rights Agreement are as follows:

      a. Unless previously redeemed by the Board of Directors, the rights become exercisable upon the earlier of the tenth business day following the date ("Stock Acquisition Date") on which there is a public announcement that a person or group of persons ("Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or the tenth business day after the date an Acquiring Person has offered to purchase 20% or more of the Company's outstanding common stock.

      b. If, after the time that a person or group of persons becomes an Acquiring Person, the Company were to be acquired in a merger or other business combination or more than 50% of the assets or earning power of the Company and its subsidiaries were to be sold or transferred, each holder of a right, other than the Acquiring Person, will have the right to receive, upon payment of the exercise price, that number of shares of common stock of the acquiring company having a market value at the time of the transaction equal to two times the exercise price.

      c. At any time prior to the acquisition by an Acquiring Person of 50% or more of the outstanding common stock, the Board of Directors of the Company may exchange the rights (other than rights owned by Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock per right (subject to adjustment).

      d. At any time prior to the tenth business day after the Stock Acquisition Date (or such later date as the Board of Directors may determine), the Company may redeem the rights at a price of $0.005 per right.

      e. The Company may amend the rights in any manner, with certain exceptions.

      f. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

      g. The rights will expire at the close of business on August 11, 2014 or, if distributed before August 11, 2014, at the close of business on the 90th day following the distribution date.


                                  Seq. Page 7

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

Critical Accounting Policies

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due, if any, is included in deferred rents receivable on the Company's balance sheets. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

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


                                  Seq. Page 8

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004
               AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2003

The Company is reporting a net loss of $52,786 for the quarter ending July 31, 2004 compared to net income of $27,834 for the same period last year, a decrease of $80,620. Diluted per share (loss) earnings amounted to ($0.05) and $0.02 for the two periods, respectively.

Revenue from rental property, which amounted to $499,922 for the current quarter, reflects a 10% decline of $58,262 when compared to the $558,184 reported for the same period last year. This decline was primarily the result of the Company negotiating a renewal lease for an existing tenant who required less space, reducing rent in the current quarter by $25,899. In addition, the Company agreed to temporary concessions with another tenant while attempting to renegotiate an existing long term lease. These concessions reduced revenues from the prior year quarter by $25,061.

Rental property expenses amounted to $199,566 for the July 31, 2004 quarter as compared to $179,418 for the same period last year. For the most part, this increase of $20,148 is attributable to the operating and maintenance of the rental property for which there were several contributing factors. The primary factor was an increase in the premiums on the Company's property and casualty insurance policy which amounted to $27,583 over the same period last year. The insurance marketplace for non-owner occupied buildings has become increasingly difficult and we anticipate that our annualized expenses will increase by approximately $80,000. Expenses associated with the maintenance of building, grounds, air conditioning and equipment decreased by $5,581.

In addition, real estate taxes increased by $3,058 while interest expense and depreciation costs decreased by $3,301 and $1,375, respectively. Real estate taxes reflect a traditional annual increase while the decrease in interest expense reflects the fact that two interest payments were expensed in May of last year as a result of restructuring the Company's debt. Depreciation costs decreased as a result of several fixed assets becoming fully depreciated in the prior fiscal year.

As a result, income from rental property decreased by $78,410 amounting to $300,356 and $378,766 for the quarter ending July 31, 2004 and 2003, respectively.

General and administrative expenses amounted to $415,895 for the current reporting period. This represents a 16% or $56,129 increase over the $359,766 reported for the same period during the prior year and is primarily attributable to an increase of $41,320 related to stockholder expenses. Of this total, $34,130 is related to the establishment of a Shareholder Rights Plan with the balance being expenses incurred on certain SEC filings. In addition, there was an increase in the premiums associated with the Company's directors and officers liability insurance totaling $6,672, as well as salary and benefit increases of $6,427.

Based on the foregoing, the Company experienced a loss from operations totaling $115,539 compared to income of $19,000 for the same period last year.

Other income remained stable and amounted to $27,562 and $27,389 for the 2004 and 2003 reporting periods, respectively.


                                  Seq. Page 9

As a result, the Company is reporting a loss before taxes of $87,977 compared to income before taxes of $46,389 for the same period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $424,867 and $581,695 during the three months ended July 31, 2004 and 2003, respectively. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the Stony Brook University condemnation of the Company's real estate property.

Net cash used in investing activities was $9,997 and $15,497 during the three months ended July 31, 2004 and 2003, respectively. The use of cash in both periods was for the acquisition of property, plant and equipment.

Net cash (used in) provided by financing activities was $(3,051) and $105,178 during the three months ended July 31, 2004 and 2003, respectively. The net cash used in the current period was the result of the repayment of loans payable. The net cash proceeds during the prior period were primarily the result of the refinancing of mortgage debt on the Flowerfield property. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 5.25% at July 31, 2004. The unused portion of the credit line of $1,053,713 will enhance our financial position and liquidity and be available, if needed, to fund any unforeseen expenses associated with the Company's development plan. Also during the three months ended July 31, 2003, the Company received $40,294 in cash proceeds from the exercise of stock options.

As of July 31, 2004, the Company had cash and cash equivalents of $1,124,728 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $3,925,282. As of July 31, 2004, the portion of those expenses attributable to the residential golf course community amount to $1,941,783. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,043,111 at July 31, 2004.

                                                           July 31,
                                                           --------
                                                      2004          2003
                                                      ----          ----

      Current assets:
        Cash and cash equivalents                 $ 1,124,728   $ 1,739,303
        Rent receivable, net                          144,295       120,259
        Net prepaid expenses and other assets         316,059       389,277
                                                  -------------------------
            Total current assets                    1,585,082     2,248,839
                                                  -------------------------

      Current liabilities:
         Accounts payable and accrued expenses        335,076       112,997
         Tenant security deposits payable             198,285       241,773
         Current portion of loans payable               8,610        12,206
                                                  -------------------------
             Total current liabilities                541,971       366,976
                                                  -------------------------

      Working capital                             $ 1,043,111   $ 1,881,863
                                                  =========================

Our limited partnership investment in the Callery Judge Grove, LP is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership in a 3500+ acre citrus grove in Palm Beach County, Florida. The land is currently the subject of a change of zone application for a mixed use of residential, commercial and industrial development. We have no current forecast as to the likelihood of, or the timing required to achieve these entitlements that might impact the Grove's value.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


                                  Seq. Page 10

Item 3 CONTROLS AND PROCEDURES

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

Part II Other Information

Items 1 through 4 are not applicable to the May 1, 2004, through July 31, 2004, period.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to this Form 10-QSB for the quarter ended July 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

Item 6 Exhibits and Reports on Form 8-K

a.    Exhibits:

31.1  Rule 13a-14(a)/15d-14(a) Certification.

32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the first quarter of fiscal year 2005 and through the filing date:

      Current Report on Form 8-K filed with the SEC on May 26, 2004 attaching a press release concerning an announced public hearing to be held by the State University of New York regarding plans to acquire the Company's real estate for use by the University's Stony Brook campus.

      Current Report on Form 8-K filed with the SEC on June 22, 2004 attaching a press release regarding a speech delivered by John V.N. Klein on behalf of the Company at a public hearing held by the State University of New York at Stony Brook on June 21, 2004 concerning plans to acquire the Company's real estate for use by the University's Stony Brook campus.

      Current Report on Form 8-K filed with the SEC on July 9, 2004 stating that the general manager of the Callery-Judge Grove located in Palm Beach County, Florida, sent a letter to Palm Beach County Commission Chairwoman Karen Marcus proposing that the Grove partner with the County to locate the planned Scripps Florida facility on the Grove.

      Current Report on Form 8-K filed with the SEC on August 13, 2004 stating that the Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock, $1.00 par value per share, of the Corporation held by stockholders of record on August 27, 2004, the Record Date.

      Current Report on Form 8-A filed with the SEC on August 13, 2004 stating that the Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock, $1.00 par value per share, of the Corporation held by stockholders of record on August 27, 2004, the Record Date. This Form 8-A amended the Form 8-K filed August 13, 2004 by deleting Exhibit 99.1, a press release dated August 13, 2004 announcing the adoption of a Shareholder Rights Plan.

      Current Report on Form 8-K filed with the SEC on September 7, 2004 announcing that Robert F. Friemann, a member of the Company's Board of Directors, resigned from the Board of Directors of the Company effective as of August 19, 2004.


                                  Seq. Page 11

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GYRODYNE COMPANY OF AMERICA, INC.


    Date: September 10, 2004               /S/ Stephen V. Maroney
                                           ----------------------
                                           Stephen V. Maroney
                                           President, Chief Executive Officer
                                           and Treasurer


    Date: September 10, 2004               /S/ Frank D'Alessandro
                                           ----------------------
                                           Frank D'Alessandro
                                           Controller


                                  Seq. Page 12