Form 10QSB
period 2004-10-31
GYRODYNE CO OF AMERICA INC
filed 2004-12-13
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,179,407 shares of common stock, par value $1.00 per share, as of October 31, 2004 Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|


                                  Seq. Page 1

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED OCTOBER 31, 2004

                                                                                Seq. Page
Form 10-QSB Cover                                                                       1

Index to Form 10-QSB                                                                    2

Part I Financial Information                                                            3

Item I Financial Statements                                                             3

Consolidated Balance Sheet                                                              3

Consolidated Statements of Operations                                                   4

Consolidated Statements of Cash Flows                                                   5

Footnotes to Consolidated Financial Statements                                          6

Item 2 Management's Discussion and Analysis or Plan of Operation                        8

Item 3 Controls and Procedures                                                         11

Part II - Other Information                                                            11

Item 4 Submission of Matters to a Vote of Security Holders                             12

Item 5 Other Information                                                               12

Item 6 Exhibits and Reports on Form 8-K                                                12

Signatures                                                                             13

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification                                    14

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         15


                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           October 31,
                                                                              2004
                                                                          ------------
ASSETS

REAL ESTATE
 Rental property:
   Land                                                                   $      4,250
   Building and improvements                                                 3,925,421
   Machinery and equipment                                                     160,489
                                                                          ------------
                                                                             4,090,160
 Less accumulated depreciation                                               3,383,439
                                                                          ------------
                                                                               706,721
                                                                          ------------
 Land held for development:
   Land                                                                        792,201
   Land development costs                                                    4,117,987
                                                                          ------------
                                                                             4,910,188
                                                                          ------------

      Total real estate, net                                                 5,616,909

CASH AND CASH EQUIVALENTS                                                    1,005,026
RENT RECEIVABLE, net of allowance for doubtful accounts of $77,261             196,693
MORTGAGE RECEIVABLE                                                          1,800,000
PREPAID EXPENSES AND OTHER ASSETS                                              261,793
PREPAID PENSION COSTS                                                        1,313,441
                                                                          ------------

                                                                          $ 10,193,862
                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                   $    187,551
  Deferred gain on sale of real estate                                       1,573,900
  Tenant security deposits payable                                             202,180
  Revolving credit line                                                        696,287
  Loans payable                                                                 23,467
  Deferred income taxes                                                      1,660,054
                                                                          ------------
      Total liabilities                                                      4,343,439
                                                                          ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued                                                 1,531,086
 Additional paid-in capital                                                  7,510,886
 Deficit                                                                    (1,018,644)
                                                                          ------------
                                                                             8,023,328
  Less the cost of 351,679 shares of common stock held in the treasury      (2,172,905)
                                                                          ------------
      Total stockholders' equity                                             5,850,423
                                                                          ------------

                                                                          $ 10,193,862
                                                                          ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Six Months Ended             Three Months Ended
                                                   October 31,                   October 31,
                                               2004           2003           2004          2003
                                           --------------------------------------------------------
REVENUE FROM RENTAL PROPERTY               $ 1,027,544    $ 1,100,753    $   527,622    $   542,569
                                           --------------------------------------------------------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                             75,234         69,119         37,617         34,560
  Operating and maintenance                    291,548        228,100        156,709        115,027
  Interest expense                              18,993         21,250          9,941          8,897
  Depreciation                                  36,116         38,919         18,058         19,486
                                           --------------------------------------------------------
                                               421,891        357,388        222,325        177,970
                                           --------------------------------------------------------

INCOME FROM RENTAL PROPERTY                    605,653        743,365        305,297        364,599

GENERAL AND ADMINISTRATIVE                     807,139        793,340        391,244        433,574
                                           --------------------------------------------------------

LOSS FROM OPERATIONS                          (201,486)       (49,975)       (85,947)       (68,975)

OTHER INCOME:
  Interest income                               54,120         54,938         26,558         27,549
                                           --------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES             (147,366)         4,963        (59,389)       (41,426)

(BENEFIT) PROVISION FOR INCOME TAXES           (58,946)         1,985        (23,755)       (16,570)
                                           --------------------------------------------------------

    NET (LOSS) INCOME                      $   (88,420)   $     2,978    $   (35,634)   $   (24,856)
                                           ========================================================

    NET (LOSS) INCOME PER COMMON SHARE:
      Basic                                $     (0.08)   $      0.00    $     (0.03)   $     (0.02)
                                           ========================================================
      Diluted                              $     (0.08)   $      0.00    $     (0.03)   $     (0.02)
                                           ========================================================

    WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING:
        Basic                                1,163,144      1,120,980      1,170,451      1,124,960
                                           ========================================================
        Diluted                              1,163,144      1,142,633      1,170,451      1,124,960
                                           ========================================================

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                            October 31,
                                                                            -----------
                                                                        2004           2003
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $   (88,420)   $     2,978
                                                                    --------------------------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                      57,231         58,785
      Bad debt expense                                                    6,000          2,000
      Deferred income tax benefit                                       (58,946)       (19,958)
      Stock compensation                                                      0         76,606
      Pension expense                                                   112,194        118,435
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                         (483,674)      (434,620)
        Accounts receivable                                            (109,611)       (79,570)
        Prepaid expenses and other assets                               (48,855)       (54,496)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                           (45,258)       (65,761)
        Income taxes payable                                            (28,306)             0
        Tenant security deposits                                          7,204            (44)
                                                                    --------------------------
      Total adjustments                                                (592,021)      (398,623)
                                                                    --------------------------
      Net cash used in operating activities                            (680,441)      (395,645)
                                                                    --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                          (13,394)       (25,557)
                                                                    --------------------------
      Net cash used in investment activities                            (13,394)       (25,557)
                                                                    --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                             (5,486)       (11,786)
  Loan origination fees                                                       0         73,519
  Proceeds from exercise of stock options                               141,704        227,707
                                                                    --------------------------
      Net cash provided by financing activities                         136,218        289,440
                                                                    --------------------------

Net decrease in cash and cash equivalents                              (557,617)      (131,762)

Cash and cash equivalents at beginning of period                      1,562,643      2,231,317
                                                                    --------------------------

Cash and cash equivalents at end of period                          $ 1,005,026    $ 2,099,555
                                                                    ==========================

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended October 31, 2004 and 2003.

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

The results of operations for the three and six month periods ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                  Six months ended          Three Months Ended
                                     October 31,               October 31,
                                  2004         2003         2004         2003
                               -------------------------------------------------
Basic                           1,163,144    1,120,980    1,170,451    1,124,960
                               -------------------------------------------------
Effect of dilutive securities           0       21,653            0            0
                               -------------------------------------------------
Diluted                         1,163,144    1,142,633    1,170,451    1,124,960
                               =================================================

4. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5. Revolving Credit Note:

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 5.75% at October 31, 2004. The line is secured by certain real estate and expires on June 1, 2006.

6. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three and six months ended October 31, 2004 and 2003 consistent with the provisions of SFAS 123, our net (loss) income and net (loss) income per share would have been adjusted as follows:


                                  Seq. Page 6

                                                               Six Months Ended           Three Months Ended
                                                               ----------------           ------------------
                                                                 October, 31                  October, 31
                                                                 -----------                  -----------
                                                              2004          2003          2004          2003
                                                              ----          ----          ----          ----
      Net (loss) income, as reported                       $ (88,420)    $   2,978     $ (35,634)    $ (24,856)

      Deduct: Total stock-based employee compensation
      expense determined under fair value based method,
      net of related tax effects                                   0       (95,000)            0        (1,000)
                                                           ----------------------------------------------------

      Pro forma net (loss)                                 $ (88,420)    $ (92,022)    $ (35,634)    $ (25,856)
                                                           ====================================================

      Net (loss) income per share:
        Basic - as reported                                $   (0.08)    $    0.00     $   (0.03)    $   (0.02)
                                                           ----------------------------------------------------
        Basic - pro forma                                  $   (0.08)    $   (0.08)    $   (0.03)    $   (0.02)
                                                           ----------------------------------------------------

        Diluted - as reported                              $   (0.08)    $    0.00     $   (0.03)    $   (0.02)
                                                           ----------------------------------------------------
        Diluted - pro forma                                $   (0.08)    $   (0.08)    $   (0.03)    $   (0.02)
                                                           ----------------------------------------------------

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

      c. At any time prior to the acquisition by an Acquiring Person of 50% or more of the outstanding common stock, the Board of Directors of the Company may exchange the rights (other than rights owned by an Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock per right (subject to adjustment).

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

8.    Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and six months ended October 31, 2004 and 2003:

                                                              Six Months Ended           Three Months Ended
                                                              ----------------           ------------------
                                                                October, 31                  October, 31
                                                                -----------                  -----------
                                                             2004          2003          2004          2003
                                                             ----          ----          ----          ----
      Pension Benefits
      Service Cost                                        $  64,984     $  43,358     $  32,492     $  21,679
      Interest Cost                                          64,580        59,610        32,290        29,805
      Expected Return on Plan Assets                        (82,916)      (63,084)      (41,458)      (31,542)
      Amortization of Prior-Service Cost                     35,508        36,371        18,615        18,186
      Amortization of Net Loss                               30,038        42,180        15,019        21,090
                                                          -----------------------------------------------------

      Net Periodic Benefit Cost After Curtailments and
      Settlements                                         $ 112,194     $ 118,435     $  56,958     $  59,218
                                                          =====================================================

During the six months ended October 31, 2004, the Company made no contributions to the plan. The Company has no minimum required contribution for the April 30, 2005 plan year.


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

    RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004
         AS COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003

The Company is reporting a net loss of $35,634 for the quarter ending October 31, 2004 compared to a net loss of $24,856 for the same period last year and a net loss of $88,420 for the first six months of this fiscal year. That loss compares to net income of $2,978 for the same six month period of the prior year.

Diluted per share (loss) earnings amounted to ($0.03) and ($0.02) for the three months ending October 31, 2004 and 2003, respectively, and ($0.08) and $0.00 for the six month periods of 2004 and 2003, respectively.

Revenue from rental property, which totaled $527,622 for the reporting period, reflects a decrease of $14,947 compared to the same period last year when revenues amounted to $542,569. For the six months ending October 31, revenue from rental property amounted to $1,027,544 and $1,100,753 for 2004 and 2003, respectively; a decline of $73,209. The decline for the six month period is attributable to previously reported rent concessions which totaled $51,820 and a net reduction in the rent roll of $20,591. For the quarter ending October 31, 2004, the decrease in revenues can be traced to similar causes with concessions amounting to $26,760 and the rent roll reflecting an increase of $15,477 which is attributable to a non-recurring event. The reduced rental activity has been somewhat mitigated with new tenancies in recent months and we expect a slight improvement in that downward trend.

Rental property expenses increased for both the three and six month reporting periods, reflecting a $44,355 increase for the quarter and a $64,503 increase for the six months ending October 31, 2004. The three month results reflect expenses of $222,325 and $177,970 for 2004 and 2003, respectively, while the six month expenses total $421,891 and $357,388, respectively. For the most part, and in both cases, the increases are attributable to operating and maintenance issues and increased real estate taxes. As previously reported, the Company has experienced a major increase in the cost of property and casualty insurance premiums which impacted the three and six month periods by $28,289 and $56,577, respectively. Maintenance on buildings and grounds increased by $10,492 for the quarter and $4,912 for the six months ending October 31, 2004. Real estate taxes increased by $3,057 and $6,115 and salaries and benefits reflect an increase of $6,147 and $5,829 for the quarter and six month reporting periods, respectively. For the quarter, fuel and electric expenses were reduced by $4,221 and by $5,831 for the six months ending October 31, 2004.

As a result, income from rental property declined from $364,599 to $305,297 for the quarter and from $743,365 to $605,653 for the six months ending October 31, 2004 and 2003, respectively. For the quarter, income declined by $59,302 or 16% while the six month results reflect a decline of $137,712 or 19%.

General and administrative expenses declined by $42,330 from the $433,574 reported in the quarter ending October 31, 2003 to $391,244 in the current reporting period. However, over the six month period, general and administrative expenses increased by $13,799, amounting to $807,139 and $793,340 as of October 31, 2004 and 2003, respectively. Salaries and benefits decreased by $70,561 and $64,135 for the three and six month reporting period. The most significant factor accounting for this decline was a total expense of $76,606 related to stock option compensation during the prior year. Increases in salaries and other benefits, which account for the balance of the variances, amounted to $6,045 and $12,471 for the three and six month periods, respectively. Reflecting for the


                                  Seq. Page 9
most part the costs associated with establishing a shareholders rights plan, stockholder expense increased by $23,802 and $65,122 for the three and six month periods ending October 31, 2004. The balance of the variances between the current periods and the prior year consist of increases in the cost of liability insurance amounting to $6,672 for the quarter and $13,344 for the six month reporting period. There were other minor variances and some timing differences which basically offset each other during the current three and six month periods.

As a result of the foregoing, the Company is reporting a loss from operations totaling $85,947 for the current three month period as compared to a loss of $68,975 for the same three month period last year. For the six months ending October 31, the loss from operations amounted to $49,975 and $201,486 during 2003 and 2004, respectively.

Other income showed little change in both the three and six month periods ending October 31, 2004 when compared with the prior year results. For the three months then ended, other income amounted to $26,558 compared to $27,549 during the prior year. The six month results reflect income of $54,120 and $54,938 for 2004 and 2003, respectively.

As a result, the Company is reporting a loss before income taxes for both the three and six month current reporting periods. The current quarter reflects a loss of $59,389 compared to a loss of $41,426 during the prior year. For the six months ending October 31st, the current period reflects a loss of $147,366 compared to income before taxes of $4,963 during the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $680,441 and $395,645 during the six months ended October 31, 2004 and 2003, respectively. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential Stony Brook University condemnation of the Company's real estate property.

Net cash used in investing activities was $13,394 and $25,557 during the six months ended October 31, 2004 and 2003, respectively. The use of cash in both periods was for the acquisition of property, plant and equipment.

Net cash provided by financing activities was $136,218 and $289,440 during the six months ended October 31, 2004 and 2003, respectively. The net cash provided during the current and prior period was primarily the result of proceeds from the exercise of stock options. The prior period's results also reflect the refinancing of mortgage debt on the Flowerfield property. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 5.75% at October 31, 2004. The unused portion of the credit line of $1,053,713 will enhance our financial position and liquidity and be available, if needed, to fund any unforeseen expenses associated with the Company's development plan.

As of October 31, 2004, the Company had cash and cash equivalents of $1,005,026 as well as a mortgage receivable of $1,800,000 due on August 8, 2005 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $4,117,987. As of October 31, 2004, the portion of those expenses attributable to the residential golf course community amount to $2,059,795. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $2,778,602 at October 31, 2004.


                                  Seq. Page 10

                                                          October 31,
                                                          -----------
                                                      2004           2003
                                                      ----           ----

      Current assets:
        Cash and cash equivalents                 $ 1,005,026    $ 2,099,555
        Rent receivable, net                          196,693        149,007
        Mortgage receivable                         1,800,000              0
        Net prepaid expenses and other assets         174,025        177,333
                                                  --------------------------
            Total current assets                    3,175,744      2,425,895
                                                  --------------------------

      Current liabilities:
         Accounts payable and accrued expenses        187,551        183,863
         Tenant security deposits payable             202,180        238,160
         Current portion of loans payable               7,411         12,206
                                                  --------------------------
             Total current liabilities                397,142        434,229
                                                  --------------------------

      Working capital                             $ 2,778,602    $ 1,991,666
                                                  ==========================

LIMITED PARTNERSHIP INVESTMENT

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

(c)   OFF-BALANCE SHEET ARRANGEMENTS

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

Part II Other Information

Items 1 through 3 are not applicable to the August 1, 2004, through October 31, 2004, period.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting for Fiscal Year 2004 was held on November 11, 2004. On each matter submitted to shareholders, the votes were as follows:

To elect one director, Elliot H. Levine, to serve for a term of one year and three directors, Stephen V. Maroney, Philip F. Palmedo and Ronald J. Macklin to serve for a term of three years or until their successors shall be elected and shall qualify: Elliot H. Levine; votes for 1,038,786, votes withheld 26,620; Stephen V. Maroney; votes for 967,219, votes withheld 98,187; Philip F. Palmedo; votes for 967,219, votes withheld 98,187 and Ronald J. Macklin; votes for 967,114, votes withheld 98,292.


                                  Seq. Page 11

Messrs. Lamb, Smith and Beyer continue to serve as directors in accordance with their terms of office.

To ratify the engagement of Holtz Rubenstein Reminick, LLP as independent certified public accountants and auditors for the fiscal year ending April 30, 2005; votes for 970,376, votes against 9,869, votes abstain 85,161.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to this Form 10-QSB for the quarter ended October 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

Item 6 Exhibits and Reports on Form 8-K

a.    Exhibits:

4.1 Shareholder Rights Plan (incorporated herein by reference in the Form 8-K filed with the Securities and Exchange Commission on August 13, 2004).

31.1  Rule 13a-14(a)/15d-14(a) Certification.

32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the second quarter of fiscal year 2005 and through the filing date:

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

      Current Report on Form 8-K filed with the SEC on October 13, 2004 attaching a press release and stating that the Registrant's Board of Directors unanimously voted to appoint Elliot H. Levine as director to fill the vacancy created by the resignation of Robert F. Friemann.

      Current Report on Form 8-K filed with the SEC on October 20, 2004 stating that the Registrant issued a press release announcing that Institutional Shareholder Services ("ISS"), a national proxy advisory firm, recommended that the Registrant's shareholders vote "FOR" the election of management's slate of directors and ratification of the appointment of independent auditors.


                                  Seq. Page 12

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GYRODYNE COMPANY OF AMERICA, INC.


    Date: December 10, 2004               /S/ Stephen V. Maroney
                                          ----------------------
                                          Stephen V. Maroney
                                          President, Chief Executive Officer
                                          and Treasurer


    Date: December 10, 2004               /S/ Frank D'Alessandro
                                          ----------------------
                                          Frank D'Alessandro
                                          Controller


                                  Seq. Page 13