Form 10QSB
period 2005-01-31
GYRODYNE CO OF AMERICA INC
filed 2005-02-28
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,208,870 shares of common stock, par value $1.00 per share, as of January 31, 2005

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                            INDEX TO QUARTERLY REPORT
                         QUARTER ENDED JANUARY 31, 2005

                                                                            Seq. Page
Form 10-QSB Cover                                                                    1

Index to Form 10-QSB                                                                 2

Part I Financial Information                                                         3

Item I Financial Statements                                                          3

Consolidated Balance Sheet (unaudited)                                               3

Consolidated Statements of Operations (unaudited)                                    4

Consolidated Statements of Cash Flows (unaudited)                                    5

Footnotes to Consolidated Financial Statements                                       6

Item 2 Management's Discussion and Analysis or Plan of Operation                     8

Item 3 Controls and Procedures                                                      12

Part II - Other Information                                                         12

Item 4 Submission of Matters to a Vote of Security Holders                          12

Item 5 Other Information                                                            12

Item 6 Exhibits                                                                     12

Signatures                                                                          13

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification                                 14

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as
    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               15


                                   Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                    January 31,
                                                                              2005
                                                                         ------------
REAL ESTATE
 Rental property:
   Land                                                                  $      4,250
   Building and improvements                                                3,925,421
   Machinery and equipment                                                    137,414
                                                                         ------------
                                                                            4,067,085
 Less accumulated depreciation                                              3,378,422
                                                                         ------------
                                                                              688,663
                                                                         ------------
 Land held for development:
   Land                                                                       792,201
   Land development costs                                                   4,284,571
                                                                         ------------
                                                                            5,076,772
                                                                         ------------

      Total real estate, net                                                5,765,435

CASH AND CASH EQUIVALENTS                                                   1,242,726
RENT RECEIVABLE, net of allowance for doubtful accounts of $88,163            149,201
MORTGAGE RECEIVABLE                                                         1,700,000
PREPAID EXPENSES AND OTHER ASSETS                                             395,971
PREPAID PENSION COSTS                                                       1,256,484
                                                                         ------------

                                                                         $ 10,509,817
                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                  $    251,512
  Deferred gain on sale of real estate                                      1,486,460
  Tenant security deposits payable                                            207,612
  Revolving credit line                                                       696,287
  Loans payable                                                                20,997
  Deferred income taxes                                                     1,601,292
                                                                         ------------
      Total liabilities                                                     4,264,160
                                                                         ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued                                                1,531,086
 Additional paid-in capital                                                 7,824,849
 Deficit                                                                   (1,106,785)
                                                                         ------------
                                                                            8,249,150
  Less the cost of 322,216 shares of common stock held in the treasury     (2,003,493)
                                                                         ------------
      Total stockholders' equity                                            6,245,657
                                                                         ------------

                                                                         $ 10,509,817
                                                                         ============

                 See notes to consolidated financial statements


                                   Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Nine Months Ended             Three Months Ended
                                                January 31,                   January 31,
                                            2005           2004           2005           2004
                                        --------------------------------------------------------
REVENUE FROM RENTAL PROPERTY            $ 1,534,315    $ 1,622,048    $   506,771    $   521,295
                                        --------------------------------------------------------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                         114,742        105,717         39,508         36,598
  Operating and maintenance                 474,129        357,426        182,581        129,326
  Interest expense                           29,516         30,147         10,523          8,897
  Depreciation                               54,175         58,512         18,059         19,593
                                        --------------------------------------------------------
                                            672,562        551,802        250,671        194,414
                                        --------------------------------------------------------

INCOME FROM RENTAL PROPERTY                 861,753      1,070,246        256,100        326,881
                                        --------------------------------------------------------

GENERAL AND ADMINISTRATIVE                1,335,841      1,185,540        528,702        392,200
                                        --------------------------------------------------------

LOSS FROM OPERATIONS                       (474,088)      (115,294)      (272,602)       (65,319)
                                        --------------------------------------------------------

OTHER INCOME:
  Interest income                            80,380         83,465         26,260         28,527
  Gain on sale of equipment                  12,000              0         12,000              0
  Gain on sale of real estate                87,439              0         87,439              0
                                        --------------------------------------------------------
                                            179,819         83,465        125,699         28,527
                                        --------------------------------------------------------

LOSS BEFORE INCOME TAXES                   (294,269)       (31,829)      (146,903)       (36,792)

BENEFIT FOR INCOME TAXES                   (117,708)       (12,732)       (58,762)       (14,717)
                                        --------------------------------------------------------

NET LOSS                                $  (176,561)   $   (19,097)   $ ( 88,141)    $   (22,075)
                                        ========================================================

NET LOSS PER COMMON SHARE:
  Basic                                 $     (0.15)   $     (0.02)   $     (0.07)   $     (0.02)
                                        ========================================================
  Diluted                               $     (0.15)   $     (0.02)   $     (0.07)   $     (0.02)
                                        ========================================================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                   1,170,902      1,127,914      1,186,418      1,118,590
                                        ========================================================
  Diluted                                 1,170,902      1,127,914      1,186,418      1,118,590
                                        ========================================================

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                            January 31,
                                                                            -----------
                                                                        2005           2004
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (176,561)   $   (19,097)
                                                                    -----------    -----------
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                      85,978         89,331
      Bad debt expense                                                   54,000          5,000
      Deferred income tax benefit                                      (117,708)       (34,674)
      Stock compensation                                                      0         76,606
      Pension expense                                                   169,151        177,652
      Gain on sale of equipment                                         (12,000)             0
      Gain on sale of real estate                                       (87,440)             0
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                         (650,258)      (821,484)
        Accounts receivable                                            (110,119)      (132,732)
        Prepaid expenses and other assets                              (193,722)      (167,311)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                           (16,488)        80,389
        Income taxes payable                                              6,885              0
        Tenant security deposits                                         12,636         (3,762)
                                                                    -----------    -----------
      Total adjustments                                                (859,085)      (730,985)
                                                                    -----------    -----------
      Net cash used in operating activities                          (1,035,646)      (750,082)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                          (13,394)       (29,754)
  Proceeds from sale of equipment                                        12,000              0
  Proceeds from mortgage receivable                                     100,000              0
                                                                    -----------    -----------
      Net cash provided by (used in) investment activities               98,606        (29,754)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                             (7,956)       (14,837)
  Loan origination fees                                                       0         73,519
  Proceeds from exercise of stock options                               625,079        269,438
                                                                    -----------    -----------
      Net cash provided by financing activities                         617,123        328,120
                                                                    -----------    -----------

Net decrease in cash and cash equivalents                              (319,917)      (451,716)

Cash and cash equivalents at beginning of period                      1,562,643      2,231,317
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 1,242,726    $ 1,779,601
                                                                    ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP").The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 2005 and 2004.

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

The results of operations for the three and nine month periods ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries.All intercompany balances and transactions have been eliminated.

3.Earnings Per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents.Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding.Diluted loss per common share does not give effect to the impact of options because their effect would have been anti-dilutive. Treasury shares have been excluded from the weighted average number of shares.

The following is a reconciliation of the weighted average shares:

                                                 Nine months ended            Three Months Ended
                                                     January 31,                  January 31,
                                               2005            2004          2005           2004
----------------------------------------------------------------------------------------------------
      Basic                                 1,170,902       1,127,914      1,186,418     1,118,590
----------------------------------------------------------------------------------------------------
      Effect of dilutive securities                 0               0              0             0
----------------------------------------------------------------------------------------------------
      Diluted                               1,170,902       1,127,914      1,186,418     1,118,590
-------------------------------------------=========================================================

4.Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5.Revolving Credit Note:

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 6.25% at January 31, 2005.The line is secured by certain real estate and expires on June 1, 2006.

6.Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123,"AccountingforStock-BasedCompensation" ("SFAS 123") in accounting for our employee stock options.Accordingly, no compensationexpense has beenrecognized.Had werecordedcompensation expense for the stock options based on the fair value at the grant date for awards in the three and nine months ended January 31, 2005 and 2004 consistent with the provisions of SFAS 123, our net loss and net loss per share would have been adjusted as follows:


                                  Seq. Page 6

                                                        Nine Months Ended             Three Months Ended
                                                        -----------------             ------------------
                                                            January, 31                   January, 31
                                                            -----------                   -----------
                                                        2005           2004           2005           2004
                                                        ----           ----           ----           ----
Net loss, as reported                               $  (176,561)   $   (19,097)   $   (88,141)   $   (22,075)

Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects                                    0        (95,000)             0         (1,000)
                                                    --------------------------------------------------------

Pro forma net loss                                  $  (176,561)   $  (114,097)   $   (88,141)   $   (23,075)
                                                    ========================================================

Net loss per share:
  Basic - as reported                               $     (0.15)   $     (0.02)   $     (0.07)   $     (0.02)
                                                    --------------------------------------------------------
  Basic - pro forma                                 $     (0.15)   $     (0.10)   $     (0.07)   $     (0.02)
                                                    --------------------------------------------------------

  Diluted - as reported                             $     (0.15)   $     (0.02)   $     (0.07)   $     (0.02)
                                                    --------------------------------------------------------
  Diluted - pro forma                               $     (0.15)   $     (0.10)   $     (0.07)   $     (0.02)
                                                    --------------------------------------------------------

7.Shareholder Rights Agreement:

On August 10, 2004, the Board of Directors of the Company adopted a Shareholder Rights Agreement and declared a dividend distribution of one right for each outstanding share of common stock of the Company held by stockholders of record on August 27, 2004.Each right entitles the holder to purchase from the Company one share of the Company's common stock at an exercise price of $75.00 per share.Initially the rights will not be exercisable, certificates will not be sent to stockholders, and the rights will automatically trade with the common stock.The principal terms of the Shareholder Rights Agreement are as follows:

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


                                  Seq. Page 7

8.Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year.The following table provides the components of net periodic pension benefit cost for the plan for the three and nine months ended January 31, 2005 and 2004:

                                                     Nine Months Ended        Three Months Ended
                                                     -----------------        ------------------
                                                         January, 31              January, 31
                                                         -----------              -----------
                                                      2005         2004        2005        2004
                                                      ----         ----        ----        ----
Pension Benefits
Service Cost                                       $  97,475    $  65,038    $ 32,492    $ 21,679
Interest Cost                                         96,870       89,415      32,290      29,805
Expected Return on Plan Assets                      (124,372)     (94,625)    (41,458)    (31,542)
Amortization of Prior-Service Cost                    54,123       54,554      18,615      18,186
Amortization of Net Loss                              45,055       63,271      15,019      21,090
                                                   ----------------------------------------------

Net Periodic Benefit Cost After Curtailments and
Settlements                                        $ 169,151    $ 177,653    $ 56,958    $ 59,218
                                                   ==============================================

During the nine months ended January 31, 2005, the Company made no contributions to the plan.The Company has no minimum required contribution for the April 30, 2005 plan year.

9. Recent Accounting Pronouncements:

In December 2004, the FASB issued Statement No. 123(R),("FAS 123(R)") "Share-Based Payment".This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25,"Accounting for Stock Issued to Employees".FAS 123(R) covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements.Public entities filing as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period beginning after December 15, 2005. Management is evaluating the impact that this Statement will have on the Company's consolidated financial statements.

Item 2MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Not Applicable

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-QSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology.Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the effect of economic and business conditions, including risk inherent in the Long Island, New York real estate market, the ability to obtain additional capital and other risks detailed from time to time in our SEC reports.We assume no obligation to update the information in this Form 10-QSB.

Critical Accounting Policies

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries.The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes.In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize.However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual


                                  Seq. Page 8
results could differ from these estimates.In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases.The excess of rents recognized over amounts contractually due, if any, is included in deferred rents receivable on the Company's balance sheets.Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

Real Estate

Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment are recorded at cost.Tenant improvements, which are included in buildings and improvements, are also stated at cost.Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred.Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation is computed utilizing the straight-line method over the estimated useful life of ten to thirty years for buildings and improvements and three to twenty years for machinery and equipment.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties.These assessments have a direct impact on the Company's net income.Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

Real estate held for development is stated at the lower of cost or net realizable value.In addition to land, land development and construction costs, real estate held for development includes interest, real estate taxes and related development and construction overhead costs which are capitalized during the development and construction period.

Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments.These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income.In determining impairment, if any, the Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures in its Form 10-KSB filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123.Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

   RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005
         AS COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004

The Company is reporting a net loss of $88,141 for the quarter ended January 31, 2005compared to a net loss of $22,075 for the same period last year and a net loss of $176,561 for the nine month period then ended; the net loss for the same nine month period last year amounted to $19,097.


                                  Seq. Page 9

Diluted per share losses amounted to $(0.07) and $(0.02) for the three months ended January 31, 2005 and 2004, respectively, and $(0.15) and $(0.02) for the nine month periods of 2005 and 2004, respectively.

Revenue from rental property totaled $506,771 for the current three month period which is $14,524 below the $521,295 posted during the same quarter last year. For the nine month reporting period, revenues totaled $1,534,315 and reflect an $87,733 shortfall to the $1,622,048 generated during the first nine months of the prior year. As we have previously reported, rental revenues have been impacted by renegotiated lease terms with a major tenant who required less space and certain temporary rent concessions to another. For the quarter ended January 31, 2005, revenues have been reduced by $6,219 and $28,546 by the renegotiated lease and the temporary concessions, respectively. On a nine month year to date basis, the renegotiated lease has reduced revenues by $56,863 while the rent concessions have had an $85,638 negative impact. Evidenced by the fact that the decline in revenues for both reporting periods is less than the total of these two events, new tenancies accounting for $124,200 in annualized revenues, which began to materialize after May 2004, have helped to mitigate the impact associated with the renegotiated lease and the temporary concessions. We believe that prior to that timeframe, the uncertainties brought about by the threat of an eminent domain condemnation of the entire 314 acre Flowerfield property by Stony Brook University had impacted our ability to attract tenants and contributed to the need to negotiate the rent concessions previously mentioned. May 2004 marked the announcement by the University that it would seek a partial condemnation of 246 acres, leaving a significant portion of the rental property intact, and may have removed some of the doubt surrounding the future of Flowerfield tenancies.

Rental property expenses increased for both the three and nine month reporting periods. For the quarter ending January 31, 2005, expenses totaled $250,671 which is $56,257 over the $194,414 reported for the same period last year. Operating and maintenance costs account for $53,255 of the increased expenses and include an $18,546 increase in property and casualty insurance premiums. Other contributing factors include increases in building and grounds maintenance of $24,942, salaries and benefits of $7,813, real estate taxes of $2,910, and interest expense of $1,626.

Rental property expenses totaled $672,562 and $551,802 for the nine months ending January 31, 2005 and 2004, respectively, representing a $120,760 increase over the prior year. The major contributing factor again is a $116,703 increase in operating and maintenance expenses accompanied by a $9,025 increase in real estate taxes and a reduction in depreciation expenses amounting to $4,337. Contributing factors to the increased operating and maintenance costs include increases in property and casualty insurance premiums of $75,124, building and grounds maintenance of $36,956, and salaries and benefits of $13,643. Expenses associated with equipment maintenance declined by $9,409 during the period.

As a result of the foregoing, income from rental property declined for both the three and nine month reporting periods, totaling $256,100 compared to $326,881 for the quarter ending January 31, 2005 and 2004, respectively, and $861,753 compared to $1,070,246 for the nine month periods of 2005 and 2004, respectively.

As in the case of the rental property expenses, general and administrative expenses increased during both the three and nine month reporting periods. Reflecting primarily the costs associated with establishing a shareholder rights plan, general and administrative expenses increased by $136,502 during the quarter ending January 31st, amounting to $528,702 and $392,200 in 2005 and 2004, respectively. Costs associated with establishing a shareholder rights plan accounted for $67,236 of the increase as did a $45,000 increase in the Company's bad debt reserve. Other contributing factors included increases of $7,729 in salaries and benefits, $7,486 in directors fees, and $5,100 in legal and consulting fees. The additional entry to our bad debt reserve reflects our ongoing concern over delinquent rental payments in connection with the tenant to whom we have made the temporary rent concessions previously reported.

For the current nine month period, general and administrative expenses increased by $150,301, totaling $1,335,841 compared to $1,185,540 for the same period last year. Again, the primary contributing factor to this increase was the shareholder rights plan which accounted for $127,041 in expenses during the period. Additionally, the Company is reporting a $49,000 increase in bad debt reserves, a $9,825 increase in corporate governance expenses, increased insurance premiums of $13,141, and a business travel expense increase of $8,830. Salaries and benefits decreased by $56,404 based on the net result of increases of $20,202 being offset by the fact that the prior year included $76,606 in stock option compensation.

As a result of the foregoing, the Company is reporting a $272,602 loss from operations for the three month period ending January 31, 2005 compared to a loss of $65,319 for the same period last year. For the current nine month reporting period, the loss from operations amounted to $474,088compared to $115,294 for the same period last year.

Other income, which typically includes onlyincome on interest bearing deposits and a mortgage receivable, reflects increases in both the three and nine month reporting periods as a result of the sale of a used piece of heavy equipment and a prepayment on a mortgage receivable.For the quarter, other income totaled $125,699, an increase of $97,172 over the $28,527 posted last year. The increase is comprised of a $12,000 gain on the sale of equipment and the recognition of an $87,439 gain on the sale of real estate, resulting from a $100,000 prepayment on a $1.8 million mortgage receivable that matures in August 2005. Interest income declined during the quarter


                                  Seq. Page 10
by $2,267 from $28,527 to $26,260. For the nine months ending January 31st, other income totaled $179,819 and $83,465 for 2005 and 2004, respectively. This $96,354 increase reflects the same sale of equipment and the gain from the mortgage prepayment coupled with a decline in interest income of $3,085 from $83,465 to $80,380 for the current nine month reporting period.

As a result, the Company is reporting a loss before income taxes for both the three and nine month periods ending January 31, 2005. The current quarter reflects a loss of $146,903 compared to a loss of $36,792 for the same period last year. For the nine month reporting period, losses before income taxes amounted to $294,269 and $31,829 as of January 31, 2005 and 2004, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,035,646 and $750,082 during the nine months ended January 31, 2005 and 2004, respectively. The principal use of cash in both periods were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential Stony Brook University condemnation of the Company's real estate property.

Net cash provided by (used in) investing activities was $98,606 and $(29,754) during the nine months ended January 31, 2005 and 2004, respectively. The cash provided by investing activities in the current period represents a prepayment of $100,000 to the Company's mortgage receivable as well as proceeds from the sale of heavy equipment for $12,000. The use of cash in both periods was for the acquisition of property, plant and equipment.

Net cash provided by financing activities was $617,123 and $328,120 during the nine months ended January 31, 2005 and 2004, respectively. The net cash provided during the current and prior period was primarily the result of proceeds from the exercise of stock options.The prior period's results also reflect the refinancing of mortgage debt on the Flowerfield property. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 6.25% at January 31, 2005. The unused portion of the credit line of $1,053,713 will enhance our financial position and liquidity and be available, if needed, to fund any unforeseen expenses associated with the Company's development plan.

As of January 31, 2005, the Company had cash and cash equivalents of $1,242,726 as well as a mortgage receivable of $1,700,000 due on August 8, 2005 and anticipates having the capacity to fund normal operating and administrative expenses, its regular debt service requirements and the remaining predevelopment expenses related to securing entitlements for the planned residential golf course community. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $4,284,571. As of January 31, 2005, the portion of those expenses attributable to the residential golf course community amount to $2,140,651. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $2,944,284 at January 31, 2005.

                                                       January 31,
                                                       -----------
                                                    2005         2004
                                                    ----         ----

       Current assets:
         Cash and cash equivalents               $1,242,726   $1,779,601
         Rent receivable, net                       149,201      199,169
         Mortgage receivable                      1,700,000            0
         Net prepaid expenses and other assets      318,892      290,148
                                                 ----------   ----------
         Total current assets                     3,410,819    2,268,918
                                                 ----------   ----------

      Current liabilities:
        Accounts payable and accrued expenses       251,512      330,013
        Tenant security deposits payable            207,612      234,442
        Current portion of loans payable              7,411       11,007
                                                 ----------   ----------
          Total current liabilities                 466,535      575,462
                                                 ----------   ----------

      Working capital                            $2,944,284   $1,693,456
                                                 ==========   ==========


                                  Seq. Page 11

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The land is currently the subject of a change of zone application for a mixed use of residential, commercial and industrial development. We have no current forecast as to the likelihood of, or the timing required to achieve these entitlements that might impact the Grove's value.

(c)   OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3 CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms off the Securities and Exchange Commission.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Items 1 through 3 are not applicable to the November 1, 2004, through January 31, 2005, period.

Item 4 Submission of Matters to a Vote of Security Holders

On November 11, 2004, the Company held its Annual Meeting of Shareholders, at which two proposals were submitted to a vote of security holders.The results of the vote for directors and the ratification of the Company's independent auditor were disclosed in the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2004.

Item 5 Other Information

The Company's Chief Executive Officer and Chief Financial Officer has furnished a statement relating to this Form 10-QSB for the quarter ended January 31, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The statement is attached hereto as Exhibit 31.1.

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

                                             GYRODYNE COMPANY OF AMERICA, INC.


    Date: February 28, 2005                  /s/ Stephen V. Maroney
                                             ----------------------
                                             Stephen V. Maroney
                                             President, Chief Executive Officer
                                             and Treasurer


    Date: February 28, 2005                  /s/ Frank D'Alessandro
                                             ----------------------
                                             Frank D'Alessandro
                                             Controller


                                  Seq. Page 13