Form 10KSB
period 2005-04-30
GYRODYNE CO OF AMERICA INC
filed 2005-07-05
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended APRIL 30, 2005.
                               --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the transition period from...............to .................

     Commission file number 0-1684

                        GYRODYNE COMPANY OF AMERICA, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

                    NEW YORK                            11-1688021
                    --------                            ----------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

         102 FLOWERFIELD, ST. JAMES, NY                    11780
         ------------------------------                    ------
    (Address of principal executive offices)             (Zip Code)

Issuer's telephone number (631) 584-5400


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK
                                                               $1.00 PAR VALUE

Check whether the issuer (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $2,039,170
                                                            ----------

The aggregate market value of the 1,032,317 shares of voting stock held by non-affiliates of the issuer on June 10, 2005 was $43,099,235. The aggregate market value was computed by reference to the average bid and asked prices of the common stock, on such date, on the NASDAQ system.

The number of shares outstanding of the issuer's Common $1.00 Par Value stock as of June 10, 2005 was 1,213,678.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                      ----

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                              INDEX TO FORM 10-KSB
                              --------------------
                                FISCAL YEAR 2005
                                ----------------


ITEM #                                                                      PAGE
------                                                                      ----

PART I
         1 -Description of Business                                          3
         2 -Description of Property                                          4
         3 -Legal Proceedings                                                6
         4 -Submission of Matters to a Vote of Security Holders              6

PART II
         5 -Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities             6
         6 -Management's Discussion and Analysis or Plan of Operation        7
         7 -Financial Statements                                            11
         8 -Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             11
        8A -Controls and Procedures                                         11
        8B -Other Information                                               11

PART III
         9 -Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act      11
        10 -Executive Compensation                                          14
        11 -Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                      15
        12 -Certain Relationships and Related Transactions                  17
        13 -Exhibits                                                        18
        14 -Principal Accountant Fees and Services                          19
            Signatures                                                      20

                                     PART I

Item 1 Description of Business

(a)  Business Development
     --------------------

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

The Company concentrates its efforts on the development of its real estate holdings in St. James and Stony Brook, New York. The converted buildings consist of approximately 178,890 rentable square feet housing 59 tenants in space suitable for office, engineering, manufacturing, and warehouse use. This rental property operation is the principal business of the Company and currently represents its sole source of revenue. The property, which is known as Flowerfield, consists of 314 acres. Approximately 30 acres are utilized for the rental property and the balance of 284 remain undeveloped. Flowerfield is currently the subject of a development plan to construct an upscale residential golf course community consisting of 336 home sites. Due to the announced intentions by Stony Brook University (the "University") to condemn a major portion of the Flowerfield property, the approval process to secure the appropriate development rights has been delayed in the local municipalities.

The University has indicated that it plans to acquire 246 acres of the Company's 314 acre Flowerfield property through either a negotiated purchase or eminent domain. A public hearing was held by the University on June 21, 2004 and the Company has since commenced certain litigation to challenge the authority of the University to acquire property by eminent domain and the amount of acreage as excessive for the University's intended purpose. In a decision dated April 25, 2005, the court rendered a decision that the University had complied with the applicable standards and issued a decision in favor of the University. On June 8, 2005, the Company appealed this decision. The Company cannot predict what the ultimate effect will be on the Company as a result of the University's actions. See, "Item 1(b) Business of Issuer, Real Estate," and "Item 3, Legal Proceedings."

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

(b)  Business of Issuer
     ------------------

The Company manages its real estate operation and is a passive investor as a limited partner in the Callery Judge Grove, L.P. which owns a large citrus grove in Palm Beach County, Florida. The Company currently has a total of 9 full time employees involved in support of the real estate operation and development plans. Competition among industrial and office rental properties on Long Island is intense. There are numerous commercial properties that compete with the Company in attracting tenants, many of which are substantially larger than the Company. See Item 2 below for a further discussion regarding dependence on major tenants.

Real Estate
-----------

Gyrodyne owns a 314 acre site, primarily zoned for light industry, and is located approximately 50 miles east of New York City on the north shore of Long Island. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates.

The Flowerfield property is bisected by the town lines of Smithtown and Brookhaven Townships. The existing buildings and approximately 132 acres are located in the hamlet of St. James, Township of Smithtown, and the contiguous balance of approximately 182 acres is located in the hamlet of Stony Brook, Township of Brookhaven. The vacant property in St. James and Stony Brook is one of the largest undeveloped industrially zoned parcels on Long Island. During the latter part of fiscal 2002, the Company entered into a contract of sale in the amount of $5,370,000 for 12 acres and buildings related to an existing tenant's catering facility. That transaction was completed in August, 2002 and the total acres referred to above reflect that sale.

Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During fiscal year 2005, the Company had no material expenses related to environmental issues.

During the past four years, several evaluations of highest and best use for the property have resulted in the adoption of the plan to develop an upscale residential golf course community at Flowerfield.

In that regard, Gyrodyne executed agreements with DPMG, Inc., dba Landmark National ("Landmark") to design and develop an 18 hole championship golf course community at Flowerfield. The contractual arrangements with Landmark were included as exhibits to the Company's 2002 10-KSB annual report. Having completed the design phase for both the golf course and the residential components of the development plan, the Company filed its applications for a change of zone to achieve the appropriate entitlements. Those applications were filed in the Towns of Brookhaven and Smithtown in October, 2002 and June, 2003, respectively.

As mentioned in Item 1(a) above, progress in obtaining the required approvals has been delayed due to the fact that, in April, 2003, the Board of Trustees of the State University of New York adopted a resolution which empowered the University to commence eminent domain proceedings to acquire part of the Company's Flowerfield property through condemnation. This action followed statements of interest by the University to purchase the property for a range of values that in management's opinion, were clearly below its market value. In a filing dated May 21, 2004, the University announced the completion of a Draft Generic Environmental Impact Study ( DGEIS ) which outlined its plan to acquire 246 acres of the Flowerfield property through either a negotiated transaction or eminent domain proceedings. Since no genuine attempt to negotiate a transaction has been forthcoming, the Company is not in a position to comment on any such proposal. On June 21, 2004, as required by law, the University held a public meeting to review the DGEIS and its plan to acquire the 246 acres of the Flowerfield property for the purpose of developing a Research and Development Campus. Immediately following that meeting, the Company filed a lawsuit in New York State Supreme Court challenging the University's proposed taking of the property. The Court concluded that the University's condemnation of part of the Flowerfield property could proceed. The Appellate Division of the New York State Supreme Court, 2nd Department, upheld the lower court decision. The Company is seeking an appeal of the Court's decision.

Limited Partnership Investment in Callery-Judge  Grove, L.P. (the "Grove")
-----------------------------------------------  -------------------------

The Company's initial participation in the Grove through its wholly owned subsidiary, Flowerfield Properties, Inc., represented a 20% limited partner's interest in the Grove. Based on three subsequent capital infusions in which the Company did not participate, the Company's share is now approximately 10.93%. At the time of the capital infusions, Management had determined that funding the development of the Flowerfield property was a priority when compared with this alternative investment opportunity.

The original limited partner investment of $1.1 million, which was made in 1965, has since yielded distributions of approximately $5.5 million in the aggregate. Due to recurring losses of the Grove, the investment is carried on the books of the Company at $0 as a result of recording the Company's pro-rata share of losses under the equity method of accounting. In fiscal 2000, when the Company's share of losses equaled the carrying value of the investment, the equity method of accounting was suspended, and no additional losses have been charged to operations.

Major Customers
---------------

For the year ended April 30, 2005, rental income from the three largest tenants represented 14%, 13% and 10% of total rental income. For the year ended April 30, 2004, rental income from the three largest tenants represented 17%, 13% and 12% of total rental income.

Item 2 Description of Property

(b)  Investment Policies
     -------------------

The Company's policy has been to primarily hold its commercially developed rental real estate for income and to hold its other real estate investments for future development and/or sale. The Company has not recently made any new real estate investments. Although the Company does not invest regularly in real estate mortgage loans, the Company holds a purchase money mortgage loan on the 12 acre parcel sold to a former tenant in 2002, as described above. As a result of prepayments by this tenant, the balance at April 30, 2005 was $1.3 million. The mortgage loan bears interest at 5% per annum with interest only payments due quarterly until August 2005, when the entire unpaid principal balance and accrued interest is due and payable. The mortgaged property includes industrial and residentially zoned property and includes a catering facility, a single family residence, an office building and vacant land.

(c)  Description of Real Estate and Operating Data
     ---------------------------------------------

The Company owns a 314 acre tract of land located on the north shore of Suffolk County, Long Island, New York. The Company currently has approximately 178,890 square feet of rental space and has 59 tenants.

The land is carried on the Company's balance sheet at cost in the amount of $796,451 while the buildings and improvements are carried at a depreciated cost of $651,651. Prior to May 29, 2003, the property and buildings were unencumbered, except for Building #7 and the surrounding 6 1/2 acres, which were encumbered by a 10 year collateral mortgage in the amount of $1,050,000. On May 29, 2003, the Company restructured its debt by securing a revolving line of credit in the amount of $1,750,000. The existing mortgage, as described above, was satisfied and the outstanding balance of $622,868 was incorporated into the newly established credit facility. This outstanding balance was reduced to zero as of April 30, 2005. Collateral for the credit line consists of the same 6 1/2 acres and Building #7.

The average age of all the buildings is approximately 45 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

There are five main building groups with rental unit sizes ranging from 130 to 27,774 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling. The Port Jefferson Branch of the Long Island Railroad runs through, and benefits from an easement on, the property.

The Company currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

The following table sets forth certain information as of April 30, 2005 for the total Company property:

                                                           Annual                      Number Of
                                                            Base                      Tenants Who
                   Rentable                  Annual         Rent         Number        Occupy 10%
                    Square      Percent       Base       Per Leased        Of          Or More Of
    Property         Feet       Leased        Rent        SQ. FT.       Tenants     Rentable Sq. Ft.
    --------         ----       ------        ----        -------       -------     ----------------
St. James, N.Y.    178,890        84%      $1,944,032      $10.87          59              1

The Company has one tenant with over 10% of the rentable square footage. The principal nature of this tenant's business is doing background security checks on individuals as well as working with insurance companies by providing photo inspections of vehicles for collision insurance. The principal provisions of their lease include the rental of 27,774 square feet of space with an annual base rent of $293,604. This specific lease has been renewed on a short term basis over the past several years with the current lease expiring on November 30, 2005.

The following table sets forth the Company's lease expiration table as of April 30, 2005:

                    Number of       Square         Total      % of Gross Annual
                     Leases          Feet          Annual     Rental Represented
Fiscal Year End     Expiring       Expiring         Rent        By Such Leases
---------------     --------       --------         ----        --------------
      2006             56           135,941     $1,745,164             89.8%
      2007              1             1,042        $12,348              0.6%
      2008              1               420         $4,800              0.3%
      2020              1            12,980       $181,720              9.3%

The Company's property is zoned for light industrial use and is located in the hamlets of St. James and Stony Brook, New York. The federal tax basis depreciation approximates the GAAP basis. Depreciation for tax purposes is being recorded on a double declining balance method. The estimated useful lives for buildings and improvements range from 10 to 30 years.

Item 3 Legal Proceedings

As described earlier in this report, Stony Brook University has announced plans to acquire 246 acres of the Company's 314 acre Flowerfield property through either a negotiated purchase or eminent domain. A public hearing was held by the University on June 21, 2004 and the Company has since commenced certain litigation to challenge the University's authority to commence a condemnation proceeding and to claim that the acreage is excessive for the intended purpose. On April 25, 2005, the court rendered a decision in favor of the University, finding that the University had complied with applicable standards. On June 8, 2005, the Company appealed the decision. The Company cannot predict what the ultimate effect will be on the Company as a result of the University's actions.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal Year 2005.

                                     PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)  Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low sales prices for the Company's stock for each full quarter within the two most recent fiscal years:

       ---------------------------------------------------------------
                                          Sales Price      Sales Price
                  Quarter Ended               Low              High
       ---------------------------------------------------------------
                   Fiscal 2004
       ---------------------------------------------------------------
       July 31, 2003                         $16.72           $24.50
       ---------------------------------------------------------------
       October 31, 2003                      $21.00           $26.00
       ---------------------------------------------------------------
       January 31, 2004                      $22.73           $28.10
       ---------------------------------------------------------------
       April 30, 2004                        $26.40           $28.28
       ---------------------------------------------------------------
                   Fiscal 2005
       ---------------------------------------------------------------
       July 31, 2004                         $27.00           $35.15
       ---------------------------------------------------------------
       October 31, 2004                      $30.00           $36.90
       ---------------------------------------------------------------
       January 31, 2005                      $34.00           $39.75
       ---------------------------------------------------------------
       April 30, 2005                        $34.00           $44.00
       ---------------------------------------------------------------


(b) Approximate Number of Equity Security Holders, including shares held in Street name by brokers.

                                              Number of Holders of Record
         Title of Class                           as of June 10, 2005
         ----------------------------------------------------------------
         Common Stock, $1.00 Par Value                      899

(c) There were no cash dividends declared on the Company's Common Stock in the fiscal years ended April 30, 2005 and April 30, 2004.

(d) Equity Compensation Plan Information. See Item 11 for information regarding the Company's equity compensation plans and footnote 6 to the financial statements for a description of the Company's stock option plans.

Item 6 Management's Discussion and Analysis or Plan of Operation

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements made in this Form 10-KSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-KSB.

Critical Accounting Policies
----------------------------

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

Revenue Recognition
-------------------

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

Real Estate
-----------

Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment, are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

Long Lived Assets
-----------------

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

Stock-Based Compensation
------------------------

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

             RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2005
                  AS COMPARED TO THE YEAR ENDED APRIL 30, 2004

The Company is reporting a net loss of $137,648 for the year ended April 30, 2005 compared to a net loss of $113,466 for the prior year. Diluted per share losses amounted to ($0.12) and ($ 0.10) for fiscal 2005 and 2004, respectively.

Revenue from rental property amounted to $2,039,170, a 2% decline of $47,517 to the $2,086,687 posted during the prior year. Both periods were impacted by renegotiated terms with two major tenants. Those adjustments, which reduced the 2005 results by $125,684, were partially mitigated by new tenant leases and annual incremental adjustments totaling $78,167.

Rental property expenses increased by $223,015 or 29%, amounting to $996,784 in fiscal 2005. The prior year expenses amounted to $773,769. Of that total increase, $220,126 is attributable to operating and maintenance costs. Salaries and benefits, including nonrecurring expenses of $26,830 associated with an early retirement package, increased by $46,364. Real estate taxes and the cost of fuel oil increased by $11,863 and $22,910, respectively. In addition, the Company experienced a $93,030 increase in property and casualty insurance premiums and a $59,585 expense associated with remedial treatment of our septic and storm drainage systems. A number of other operating expenses, including utilities, building, grounds, and equipment maintenance, reflected decreases totaling $11,567; the largest contributing factor was a decrease in utility expense of $7,628 for the year.

As a result, income from rental property amounted to $1,042,386, representing a $270,532 or 21% decline when compared to the prior year total of $1,312,918. Based on the fact that some of the contributing factors to the decline this year were nonrecurring in nature, we anticipate that income from our rental property operation will be restored to the fiscal 2004 levels.

General and administrative expenses reflect an increase of 12% for the current reporting period, amounting to $1,823,847 compared to $1,628,344 for the prior year; an increase of $195,503. Corporate governance expenses, which totaled $330,374 for the year, increased by $208,833 for the reporting period. A major portion of this increase is attributable to the establishment of a Shareholders Rights Plan which accounted for $130,345. Other issues relating to shareholder filings and SEC requirements for publicly traded companies accounted for $34,666 and $43,822 of the increase, respectively. Other increases included Directors fees and bad debt expense which increased by $9,794 and $9,000, respectively. Finally, as activities surrounding the Company's investment in the Florida grove property increased, so too did our need to incur additional travel expense and make regular visits to the area. In an effort to keep abreast of developments in the industry, management also attended several corporate governance and real estate related seminars. The cost of all of these activities accounted for $21,927 of the increased expenses. Offsetting some of the increase in general and administrative expenses was an overall decrease in salaries and benefits and costs associated with the Company's pension plan. Salaries and benefits decreased by $40,947, reflecting the fact that there was no stock option expense in the current period; in fiscal 2004, that expense amounted to $76,606. The Company's pension expense, which amounted to $226,109 in fiscal 2005, decreased by $10,761 when compared to the prior year. We anticipate that the cost associated with the plan will be reduced by an additional $100,000 for the fiscal 2006 period.

Net of general and administrative expenses, the Company experienced an operating loss of $781,461 compared to a loss of $315,426 for the prior year.

Other income increased by $440,326, amounting to $552,047 and $111,721 for fiscal 2005 and 2004, respectively. The major contributing factor to this increase was the recognition of principal prepayments to a $1.8 million mortgage held by the Company which amounted to $437,194. The balance of the mortgage, $1.3 million as of April 30, 2005, matures in August 2005.

As a result of the foregoing, the Company experienced a loss before taxes of $229,414 for the period ending April 30, 2005, compared to a loss of $203,705 for the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,130,127 and $1,067,419 in fiscal 2005 and 2004, respectively. The principal use of cash in both periods was funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential condemnation of the Company's real estate property by the University.

Net cash provided by (used in) investing activities was $449,042 and ($29,754) in fiscal 2005 and 2004, respectively. The cash provided by investing activities in the current period represents a prepayment of $500,000 to the Company's mortgage receivable as well as proceeds from the sale of heavy equipment for $12,000. The use of cash in both periods was for capital expenditures.

Net cash (used in) provided by financing activities was ($37,153) and $428,499 in fiscal 2005 and 2004, respectively. The net cash (used in) both periods were a result of the Company's repayment of loans payable. The net cash provided during the current and prior period was primarily the result of proceeds from the exercise of stock options. The prior period's results also reflect the refinancing of mortgage debt on the Flowerfield property. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 6.75% at April 30, 2005. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and is available, if needed, to fund any unforeseen expenses.

As of April 30, 2005, the Company had cash and cash equivalents of $844,405 as well as a mortgage receivable of $1,300,000 due on August 8, 2005 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $4,432,766. As of April 30, 2005, the portion of those expenses attributable to the residential golf course community amount to $2,219,128. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,871,701 at April 30, 2005.

The following table presents the Company's working capital for the fiscal years 2005 and 2004:

                                                       April 30,
                                               --------------------------
                                                    2005          2004
                                               --------------------------

Current assets:
   Cash and cash equivalents                       $844,405    $1,562,643
   Rent receivable, net                              62,309        93,082
   Mortgage receivable                            1,300,000             0
   Net prepaid expenses and other assets            106,464       125,170
                                               --------------------------
     Total current assets                         2,313,178     1,780,895
                                               --------------------------

Current liabilities:
   Accounts payable and accrued expenses            204,782       232,809
   Tenant security deposits payable                 229,284       194,976
   Current portion of loans payable                   7,411         9,808
   Income tax payable                                     0        28,306
                                               --------------------------
     Total current liabilities                      441,477       465,899
                                               --------------------------

Working capital                                  $1,871,701    $1,314,996
                                               ==========================

During fiscal 2004, the Company restructured an outstanding mortgage loan on the Flowerfield property. That loan was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent. At April 30, 2005, the Company had no outstanding indebtedness against this credit facility. Additionally, the Company holds a $1.8 million purchase money mortgage loan in connection with the sale of certain buildings and 12 acres during fiscal 2003. The mortgage loan bears an interest rate of 5% and matures in August, 2005.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of April 30, 2005:

                                                          Payments Due By Period

                                                    Less than       1-3         3-5      More than
Contractual Obligation                  Total         1 Year       Years       Years      5 Years
Long-term Debt                           $19,145        $7,411     $11,734           -           -
Operating Lease                           55,104        55,104           -           -           -
                                     --------------------------------------------------------------
Total Contractual Obligations            $74,249       $62,515     $11,734           -           -
                                     ==============================================================

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the Callery-Judge Grove located in Palm Beach County, Florida. The investment represents a 10.93% ownership in a limited partnership that owns a 3,500+ acre citrus grove. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by the local municipal authorities. The Company is accounting for the investment under the equity method. As of April 30, 2005 the carrying value of the Company's investment was $0. Based upon the most recent independent third party appraisal, which was conducted by Pinel Appraisal Services, Inc. in June 2004, the Company's investment has a current estimated fair value of approximately $8.3 million. In the latter part of 2003, the Scripps Research Institute headquartered in La Jolla, California, announced that it would be developing a major east coast center on property located 4.5 miles north of the Callery-Judge Grove. Although the Company believes, based on press reports, that this announcement has been the catalyst behind the sale of thousands of acres of land to national developers in the general vicinity of the Grove, we have no current forecast of the likelihood of, or the timing required to achieve approvals for, the development of the Grove.

DEVELOPMENT OF FLOWERFIELD PROPERTY

The Company is party to two contractual agreements with Landmark National to design and develop an 18 hole championship golf course community with 336 home sites on the Company's 314 acre Flowerfield property located in Stony Brook / Saint James, New York. Those contractual agreements were exhibited in our April 30, 2002 10-KSB filing. The golf course agreement calls for monthly payments of $5,000 with a maximum total of $150,000. At April 30, 2005, the Company has paid this obligation in full. Additionally, there is a one-time fee of $100,000 for a grading report on the course layout, which was completed and paid during fiscal 2003. The residential land planning and design contract includes monthly payments of $10,000 with a maximum payment totaling $300,000. At April 30, 2005, the Company has also paid this obligation in full. Landmark is also entitled to a construction management fee of 4.5% of construction costs. The balance of Landmark's compensation is incentive driven and based on a 10% participation in future profits from the residential golf course development. Additionally, in a separate agreement for the future, Landmark is under contract to manage the completed golf and clubhouse facilities under a long-term management agreement. The annual fee for such service is $100,000 commencing upon completion of the golf and clubhouse facilities. The contracts also provide for termination fees, currently amounting to $500,000, which are more clearly defined in Note 11 to the financial statements. Various required exhibits, including an archaeological report and economic and traffic impact studies have been completed and applications have been filed with the Towns of Brookhaven and Smithtown seeking the appropriate change of zone to accommodate the development plan. Those applications are being pursued and the Company had its first public hearing in the Town of Smithtown in February 2004. Due to the announced intentions by the University to condemn a major portion of the Flowerfield property, the approval process to secure the appropriate development rights has been delayed in the local municipalities.

                         OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7 Financial Statements

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

     (1)  Report of Independent Registered Public Accounting Firm
     (2)  Consolidated Balance Sheets as of April 30, 2005 and April 30, 2004
     (3) Consolidated Statements of Operations for the years ended April 30, 2005 and April 30, 2004
     (4) Consolidated Statement of Stockholders' Equity for the years ended April 30, 2005 and April 30, 2004
     (5) Consolidated Statements of Cash Flows for the years ended April 30, 2005 and April 30, 2004
     (6)  Notes to Consolidated Financial Statements
     (7)  Schedules
          (a) The information required by the following schedules has been included in the financial statements, is not applicable, or not required:
               Schedule I, II, III, IV, V, VI, VII, VIII, IX, X, XI, XII and
               XIII.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, with the Company's principal independent accountant for the fiscal period ended April 30, 2005.

Item 8A Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B Other Information

     None.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2005 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

                 Name & Principal Occupation or Employment                          Age      First Became a   Current Board
                                                                                                Director       Term Expires
----------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                                   63           1996             2007
President, CEO, CFO, Treasurer, and Director of the Company

Peter Pitsiokos                                                                      46           ---
COO, Secretary, Chief Compliance Officer & General Counsel of the Company

Frank D'Alessandro                                                                   59           ---
Controller of the Company

Paul L. Lamb                                                                         59           1997             2006
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors
of the Company

Robert H. Beyer                                                                      72           1977             2005
Consultant
Director of the Company

Philip F. Palmedo                                                                    71           1996             2007
Chairman of International Resources Group
Director of the Company

Elliot H. Levine                                                                     52           2004             2005
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith                                                                     50           2002             2006
Consultant
Director of the Company

Ronald J. Macklin                                                                    43           2003             2007
Assistant General Counsel for KeySpan Corporate Services
Director of the Company

(b)  Business Experience

Stephen V. Maroney, age 63, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 46, joined the Company in July 1992 as its Assistant Secretary and General Counsel and has been the Company's Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary and General Counsel of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Frank D'Alessandro, age 59, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 59, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 72, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Philip F. Palmedo, age 71, was appointed to the Board of Directors in July 1996. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Elliot H. Levine, age 52, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine's work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one year tenure as senior tax manager at Margolin, Winer & Evans CPAs and 12 years as senior member of Levine & Seltzer.

Richard B. Smith, age 50, was appointed to the Board of Directors in November 2002. He served as Senior Vice President for Private Banking at Suffolk County National Bank until February, 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society and also serves as a Trustee for St. Catherine's Medical Center in Smithtown, NY.

Ronald J. Macklin, age 43, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Assistant General Counsel for KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University's Albany Law School.

(c)  Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company directors, executive officers, and any person holding more than ten percent ("10% Holder") of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on our review of copies of Forms 3 and 4 received by us, during fiscal 2005 and Forms 5 and amendments there to received by us with respect to fiscal 2005 or written representations from certain reporting persons, that no Form 5 is required. Gyrodyne believes that none of the Company's executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2005 or prior fiscal years.

(d)  Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee established in accordance with section 3(a) (58)(a) of the Exchange Act, which currently consists of Messrs. Smith, Levine and Macklin. All members are "financially literate" and have been determined to be "independent" within the meaning of SEC regulations and NASDAQ rules. At least one member, Mr. Levine, a CPA, qualifies as an "audit committee financial expert" as a result of relevant experience as a partner in the accounting firm of Levine & Seltzer, LLP. In addition, Mr. Levine has 10.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & CO. P.C. as well as several other years of experience in the field of public accounting.

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

Item 10 Executive Compensation

(a)  Executive Compensation

During the fiscal years ended April 30, 2005, April 30, 2004, and April 30, 2003, two directors or officers received remuneration in excess of $100,000 in such capacity.

                                                    SUMMARY COMPENSATION TABLE


                                                                                   Long term Compensation
                                                                           --------------------------------------
                                              Annual Compensation                    Awards              Payouts
                                     -----------------------------------   ---------------------------  ---------
                                                                                          Securities
                                                           Other Annual     Restricted     Underlying      LTIP
         Name and                     Salary      Bonus    Compensation       Stock       Options/SARs    Payouts    All Other
    Principal Position       Year       ($)        ($)         ($)          Awards ($)         (#)          ($)     Compensation
---------------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO              2005     209,500       0        29,688 (A)          0                 0         0            0

                             2004     209,500       0        49,628 (A)          0            17,500         0            0

                             2003     209,500       0        22,422 (A)          0            20,355         0            0
Peter Pitsiokos
COO, and Secretary           2005     152,500    10,000           0              0                 0         0            0

                             2004     152,500       0        70,188 (B)          0            13,500         0            0

                             2003     148,990       0        17,797 (B)          0            13,945         0            0

(A) In FY 05, Mr. Maroney exercised 1,375 director options and received an equal number of shares with a value of $29,688. In FY 04, Mr. Maroney exercised 4,125 director options and received an equal number of shares with a value of $49,628. In FY 03, Mr. Maroney received 1,430 shares from stock awards granted with a value of $22,422. The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonuses reported above for such named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(B) In FY 04, Mr. Pitsiokos exercised 6,600 options with SAR's and received 2,922 shares with a value of $70,188. In FY 03, Mr. Pitsiokos received 1,135 shares from stock awards granted with a value of $17,797.

During the fiscal year ended April 30, 2005, there were no Option/SAR Grants issued to any directors or officers.

                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                   ---------------------------------------------------
                                              AND FY-END OPTION/SAR VALUES
                                              ----------------------------

                                                                  Number of Securities            Value of Unexercised
                                                                 Underlying Unexercised               In-the-Money
                                   Shares                           Options/SAR's at                Options/SAR's at
                                Acquired on       Value              April 30, 2005                April 30, 2005 ($)
          Name                    Exercise       Realized       Exercisable/Unexercisable      Exercisable/Unexercisable
          ----                    --------       --------       -------------------------      -------------------------
Stephen V. Maroney
President and CEO                   7,946        $178,971               64,530/0                     $1,609,322/$0

Peter Pitsiokos                    31,600        $814,859                  0/0                           $0/$0
COO and Secretary

(b)  Compensation of Directors

     Each Director is entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended and is reimbursed for travel and Company business related expenses. In addition, the Chairman of the Board is entitled to receive a Chairman's fee of $24,000 a year which commenced in September, 2004. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

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

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table sets forth certain information as of June 10, 2005 regarding the beneficial ownership of our common shares by (i) each person who we believe to be beneficial owner of more than 5% of our outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of our present executive officers and directors as a group.

                                                    Number of         Percent of
                                                    ---------         ----------
               Name and Address                Shares Beneficially    Class (12)
               ----------------                -------------------    ----------
             Of Beneficial Owner                     Owned
             -------------------                     -----

          More Than 5% Shareholders
--------------------------------------------

Gerard Scollan                                      103,741(1)           8.55
80 Browns River Road
Sayville, NY 11782

Gyrodyne Company of America, Inc.
St. James, NY  11780                                 67,580(2)           5.57

Private Capital Management, Inc.
8889 Pelican Bay Blvd., Suite 500                    74,935(3)           6.17
Naples, Florida 34108

Bruce Sherman
8889 Pelican Bay Blvd., Suite 500                   130,837(3)           10.78
Naples, Florida 34108

Kellogg/Everest
14 Wall Street, 27th Floor                           92,296(4)           7.60
New York, NY 10005

Goldstein/Dakos
60 Heritage Drive                                   135,569(5)           11.17
Pleasantville, NY 10570

        Directors and Executive Officers
--------------------------------------------

Stephen V. Maroney                                   92,894(6)           7.27
c/o Gyrodyne Company of America, Inc.
102 Flowerfield
St. James, NY 11780

Peter Pitsiokos                                      35,205(7)           2.70
c/o Gyrodyne Company of America, Inc.
102 Flowerfield
St. James, NY 11780

Paul L. Lamb                                         22,864(8)           1.88
c/o Lamb & Barnosky, LLP
534 Broadhollow Road
Melville, NY 11747

Robert H. Beyer                                      14,634(9)           1.20
10505 Indigo Lane
Fairfax, Virginia 22032

Philip F. Palmedo                                   12,749(10)           1.05
4 Piper Lane
St. James, NY 11780

Richard B. Smith                                       1,000             (11)
697 Short Beach Road
St. James, NY 11780

Ronald J. Macklin                                       200              (11)
c/o Keyspan
175 E. Old Country Road
Hicksville, NY 11801

Elliot H. Levine                                         0               (11)
c/o Levine & Seltzer, LLP
150 East 52nd Street
New York, NY 10022

All executive officers and                            179,546            13.96
directors as a group (8 persons)


(1) Includes 99,241 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder.

(2) As Gyrodyne has the authority to direct HSBC Bank, USA, the Trustee of the Gyrodyne Pension Plan, to vote the securities of the Company held by the Pension Fund, Gyrodyne Company of America, Inc. has been listed above as the beneficial owner of the 67,580 shares held by HSBC Bank, USA as Trustee for the Gyrodyne Pension Fund.

(3) Mr. Sherman is the CEO of Private Capital Management, LP, and in this capacity he exercises shared dispositive and shared voting power with regard to the shares held by Private Capital Management, LP's clients and managed by Private Capital Management, LP. Mr. Sherman disclaims beneficial ownership of the 74,935 shares held by Private Capital Management, LP's clients and disclaims the existence of a group.

(4) As of the close of business on May 20, 2005, Kellogg Capital Group, LLC and Everest Special Situations Fund, L.P. filed a joint Schedule 13D/A with the Securities and Exchange Commission in which both companies may be deemed to own beneficially in the aggregate 92,296 shares of Gyrodyne stock.

(5) On May 18, 2005, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13D/A with the Securities and Exchange Commission stating that Mr. Phillip Goldstein is deemed to be the beneficial owner of 102,519 shares of Gyrodyne stock. Mr. Dakos is deemed to be the beneficial owner of 33,050 shares of Gyrodyne stock. Power to dispose of securities resides solely with Mr. Goldstein for 102,519 shares. Power to vote securities resides solely with Mr. Goldstein for 6,560 shares and jointly for 1,000 shares. Power to dispose and vote securities resides solely with Mr. Dakos for 33,050 shares.

(6) Includes 64,530 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2005.

(7) Does not include his wife's and minor children's ownership of 1,089 shares in which he denies any beneficial interest.

(8) Includes 13,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust. Mr. Lamb is a trustee of the Profit Sharing Trust. Includes 2,750 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2005.

(9) Does not include his wife's ownership of 1,801 shares in which he denies any beneficial interest. Includes 2,750 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2005.

(10) Does not include his wife's ownership of 4,125 shares in which he denies any beneficial interest. Includes 2,750 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2005.

(11) Less than 1%.

(12) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,213,678 as of June 30, 2005 plus, for each person or group, any shares that person or group has the right to acquire within 60 days of April 30, 2005 pursuant to options, warrants, conversion privileges or other rights.


(c)  Equity Compensation Plans
--------------------------------------------------------------------------------

                                                                Number of
                                                                Securities
                                                                Remaining
                    Number of                                   Available for
                    Securities to be                            Future Issuance
                    Issued upon                                 Under Equity
                    Exercise of                                 Compensation
                    Outstanding        Weighted-average         Plans (excluding
                    Options,           exercise price of        Securities
Plan                Warrants and       outstanding options,     Reflected in
Category            Rights             warrants and rights      Column (a))
                         (a)                   (b)                   (c)
--------------------------------------------------------------------------------
Equity
Compensation
Plans Approved
by Security
Holders                 91,030                $15.87                   -
--------------------------------------------------------------------------------
Equity
Compensation
Plans not
Approved by
Security holders             -                     -                   -
--------------------------------------------------------------------------------
Total                   91,030                $15.87                   -
--------------------------------------------------------------------------------

Item 12 Certain Relationships and Related Transactions

The Company currently has a mortgage receivable in the principal amount of $1,300,000 due from Gerard Scollan. Mr. Scollan is considered a principal shareholder of the Company because he has beneficial ownership of 8.55% of the Company shares. The terms of the mortgage are described in greater detail in
Note 2 of the Financial Statements. The Company believes that the terms of the mortgage are no less favorable to the Company than could have been obtained from an unaffiliated third party. The Company received

$86,361 in interest during fiscal 2005 and $90,000 in the prior fiscal year. Interest payments received in fiscal 2005 were lower than in fiscal 2004 as the result of the prepayment of part of the principal.

The Company had engaged the firm of Lamb & Barnosky, LLP as outside legal counsel until December 31, 2004. Director Lamb is a partner in the firm to which Gyrodyne incurred legal fees of $109,550 and $228,962 in FY 2005 and FY 2004, respectively. As of January 1, 2005 the relationship with the aforementioned law firm has ended and the Company has engaged a new outside legal counsel.

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any loan amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

Item 13 Exhibits

       Exhibits.    The following Exhibits are either filed as part of this
       --------     report or are incorporated herein by reference:

          3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

          3.2       Restated Bylaws of Gyrodyne Company of America, Inc. (4)

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

          10.8 Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (2)

          10.9 Asset Management Agreement with DPMG, Inc. dba Landmark National, dated April 9, 2002. (3)

          10.10     Golf Operating Agreement with DPMG, INC., dated April 9,
                    2002. (3)

          10.11 Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (4)

          21.1      List of all subsidiaries. (1)

          31.1      Rule 13a-15(e)/15d-15(e) Certifications. (4)

          32.1 CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

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

          (4)  Filed as part of this report.

Item 14 Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Holtz Rubenstein Reminick LLP, our independent auditors, for professional services rendered for the fiscal years ended April 30, 2005 and 2004:

----------------------------------------------------------------------------
       Fee Category                    Fiscal 2005 Fees   Fiscal 2004 Fees
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Audit Fees (1)                              $43,100            $40,000
----------------------------------------------------------------------------
Audit-Related Fees (2)                       17,444              8,800
----------------------------------------------------------------------------
Tax Fees (3)                                 22,900             13,100
----------------------------------------------------------------------------
All Other Fees (4)                                -                  -
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Total Fees                                  $83,444            $61,900
----------------------------------------------------------------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2005 and 2004, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns.

(4) All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein Reminick LLP, our principal accountants, other than those disclosed above.

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

                        GYRODYNE COMPANY OF AMERICA, INC.

    /S/ Stephen V. Maroney
    ------------------------------------------------------------------------
    Stephen V. Maroney, President, Treasurer and Principal Executive Officer
    Date: June 30, 2005

    /S/ Frank D'Alessandro
    ------------------------------------------------------------------------
    Frank D'Alessandro, Controller
    Date: June 30, 2005

                              ********************

In accordance with the requirements of the Exchange Act, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


    /S/ Richard B. Smith
    ------------------------------------------------------------------------
    Richard B. Smith, Director
    Date: June 30, 2005

    /S/ Elliot H. Levine
    ------------------------------------------------------------------------
    Elliot H. Levine, Director
    Date: June 30, 2005

    /S/ Ronald J. Macklin
    ------------------------------------------------------------------------
    Ronald J. Macklin, Director
    Date: June 30, 2005

    /S/ Stephen V. Maroney
    ------------------------------------------------------------------------
    Stephen V. Maroney, Director
    Date: June 30, 2005

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES


Contents
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004                                     Pages
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statement of Stockholders' Equity                           F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-18





--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



s/s Holtz Rubenstein Reminick LLP

Melville, New York
June 10, 2005


--------------------------------------------------------------------------------

                                                        GYRODYNE COMPANY OF AMERICA, INC.
                                                                         AND SUBSIDIARIES

Consolidated Balance Sheets
-----------------------------------------------------------------------------------------
April 30,                                                        2005            2004
-----------------------------------------------------------------------------------------
Assets

Real Estate:
  Rental property:
    Land                                                    $      4,250    $      4,250
    Building and improvements                                  3,955,011       3,925,421
    Machinery and equipment                                      146,842         160,489
                                                          -------------------------------
                                                               4,106,103       4,090,160
    Less accumulated depreciation                              3,397,082       3,347,322
                                                          -------------------------------
                                                                 709,021         742,838
                                                          -------------------------------
  Land held for development:
    Land                                                         792,201         792,201
    Land development costs                                     4,432,766       3,634,313
                                                          -------------------------------
                                                               5,224,967       4,426,514
                                                          -------------------------------
Total Real Estate, net                                         5,933,988       5,169,352

Cash and Cash Equivalents                                        844,405       1,562,643
Rent Receivable, net of allowance for doubtful
  accounts of $37,000 and $71,000, respectively                   62,309          93,082
Mortgage Receivable                                            1,300,000       1,800,000
Prepaid Expenses and Other Assets                                183,121         220,658
Prepaid Pension Costs                                          1,199,526       1,425,635
                                                          -------------------------------
Total Assets                                                $  9,523,349    $ 10,271,370
                                                          ===============================

Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                     $    204,782    $    232,809
  Deferred gain on sale of real estate                         1,136,705       1,573,900
  Tenant security deposits payable                               229,284         194,976
  Revolving credit line                                                -         696,287
  Loans payable                                                   19,145          28,953
  Income taxes payable                                                 -          28,306
  Deferred income taxes                                        1,605,000       1,719,000
                                                          -------------------------------
Total Liabilities                                              3,194,916       4,474,231
                                                          -------------------------------

Commitments

Stockholders' Equity:
  Common stock, $1 par value; authorized 4,000,000
    shares; 1,531,086 shares issued                            1,531,086       1,531,086
  Additional paid-in capital                                   7,841,066       7,505,313
  Deficit                                                     (1,067,872)       (930,224)
                                                          -------------------------------
Total Stockholders' Equity                                     8,304,280       8,106,175
Less Cost of Shares of Common Stock Held in Treasury;
    317,408 shares and 375,354 shares, respectively           (1,975,847)     (2,309,036)
                                                          -------------------------------
Total Stockholders' Equity                                     6,328,433       5,797,139
                                                          -------------------------------
Total Liabilities and Stockholders' Equity                  $  9,523,349    $ 10,271,370
                                                          ===============================


-----------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                       F-2

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Consolidated Statements of Operations
--------------------------------------------------------------------------------
Years Ended April 30,                                    2005           2004
--------------------------------------------------------------------------------

Revenue from Rental Property                         $ 2,039,170    $ 2,086,687
                                                    ----------------------------

Rental Property Expense:
  Real estate taxes                                      155,196        143,333
  Operating and maintenance                              733,536        513,410
  Interest expense                                        35,217         38,850
  Depreciation                                            72,835         78,176
                                                    ----------------------------
Total Rental Property Expense                            996,784        773,769
                                                    ----------------------------

Income from Rental Property                            1,042,386      1,312,918

General and Administrative Expenses                    1,823,847      1,628,344
                                                    ----------------------------

Loss from Operations                                    (781,461)      (315,426)

Other Income:
  Gain on sale of real estate                            437,195              -
  Gain on sale of equipment                               12,000              -
  Interest income                                        102,852        111,721
                                                    ----------------------------
Total Other Income                                       552,047        111,721
                                                    ----------------------------

Loss Before Income Tax Benefit                          (229,414)      (203,705)
Income Tax Benefit                                       (91,766)       (90,239)
                                                    ----------------------------
Net Loss                                             $  (137,648)   $  (113,466)
                                                    ============================

Net Loss Per Common Share:
  Basic                                              $     (0.12)   $     (0.10)
                                                    ============================

  Diluted                                            $     (0.12)   $     (0.10)
                                                    ============================

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                                1,180,469      1,133,896
                                                    ============================

  Diluted                                              1,180,469      1,133,896
                                                    ============================


--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-3

                                                                                                  GYRODYNE COMPANY OF AMERICA, INC.
                                                                                                                   AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
-----------------------------------------------------------------------------------------------------------------------------------

                                        $1 Par Value
                                        Common Stock                                            Treasury Stock
                                 -------------------------    Additional                  --------------------------
                                                   Par         Paid in                                                     Total
                                    Shares        Value        Capital       Deficit        Shares          Cost           Equity
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at May 1, 2003             1,531,086   $ 1,531,086   $ 7,278,191   $  (816,758)       414,024    $(2,531,389)   $ 5,461,130
Exercise of stock options                  -             -       227,122             -        (38,670)       222,353        449,475
Net loss                                   -             -             -      (113,466)             -              -       (113,466)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at April 30, 2004          1,531,086     1,531,086     7,505,313      (930,224)       375,354     (2,309,036)     5,797,139
Exercise of stock options                  -             -       335,753             -        (57,946)       333,189        668,942
Net loss                                   -             -             -      (137,648)             -              -       (137,648)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at April 30, 2005          1,531,086   $ 1,531,086   $ 7,841,066   $(1,067,872)       317,408    $(1,975,847)   $ 6,328,433
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                                 F-4


                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Years Ended April 30,                                    2005            2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                           $  (137,648)   $  (113,466)
                                                    ----------------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                       115,607        119,945
     Bad debt expense                                     57,000         48,000
     Deferred income tax benefit                        (114,000)      (142,000)
     Stock based compensation                                  -         76,606
     Pension expense                                     226,109        236,870
     Gain on sale of equipment                           (12,000)             -
     Gain on sale of real estate                        (437,195)             -
     Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                          (798,453)    (1,189,659)
        Accounts receivable                              (26,227)       (69,645)
        Prepaid expenses and other assets                 18,705         (2,333)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses            (28,027)       (16,815)
        Income taxes payable                             (28,306)        28,306
        Tenant security deposits                          34,308        (43,228)
                                                    ----------------------------
  Total adjustments                                     (992,479)      (953,953)
                                                    ----------------------------
Net Cash Used in Operating Activities                 (1,130,127)    (1,067,419)
                                                    ----------------------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment           (62,958)       (29,754)
  Proceeds from sale of equipment                         12,000              -
  Proceeds from mortgage receivable                      500,000              -
                                                    ----------------------------
Net Cash Provided by (Used in) Investing Activities      449,042        (29,754)
                                                    ----------------------------

Cash Flows from Financing Activities:
  Repayment of loans payable                            (706,095)       (17,889)
  Loan origination fees                                        -         73,519
  Proceeds from exercise of stock options                668,942        372,869
                                                    ----------------------------
Net Cash (Used in) Provided by Financing Activities      (37,153)       428,499
                                                    ----------------------------

Net Decrease in Cash and Cash Equivalents               (718,238)      (668,674)
Cash and Cash Equivalents, beginning of year           1,562,643      2,231,317
                                                    ----------------------------
Cash and Cash Equivalents, end of year               $   844,405    $ 1,562,643
                                                    ============================


--------------------------------------------------------------------------------
See notes to consolidated financial statements.                              F-5

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Organization and nature of operations - Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York.

     In April 2002, the Company announced redevelopment plans of a significant portion of real estate holdings, for the construction of an 18-hole championship golf course and 336 luxury residential units. In connection with this redevelopment plan, the Company executed agreements with Landmark National to design and develop the golf course community. See Note 15.

     The State University of New York at Stony Brook has announced plans to acquire 246 acres of the Company's 314-acre parcel through either a negotiated purchase or eminent domain. See Note 15.

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

     Depreciation and amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings and Improvements                                   10 to 30 years
     Machinery and Equipment                                       3 to 20 years


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

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

     Investments - The Company has a 10.93% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3500-acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method in accordance with Emerging Issue Task Force ("EITF") Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of AICPA Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures."

     Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

     Net loss per common share and per common equivalent share - The reconciliations for the years ended April 30, 2005 and 2004 are as follows:

     Year Ended April 30, 2005                                       Loss         Shares      Per Share
     ---------------------------------------------------------------------------------------------------
     Basic EPS                                                    $ (137,648)    1,180,469   $     (.12)
     Effect of Dilutive Securities - common stock options                  -             -            -
                                                                  --------------------------------------
     Diluted EPS                                                  $ (137,648)    1,180,469   $     (.12)
                                                                  ======================================

     Year Ended April 30, 2004                                      Income        Shares      Per Share
     ---------------------------------------------------------------------------------------------------
     Basic EPS                                                    $ (113,466)    1,133,896   $     (.10)
     Effect of Dilutive Securities - common stock options                  -             -            -
                                                                  --------------------------------------
     Diluted EPS                                                  $ (113,466)    1,133,896   $     (.10)
                                                                  ======================================

     Income taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation."


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

     In accordance with APB Opinion No. 25, no compensation expense has been recognized for the employee stock option plans. Had the Company recorded compensation expense for the employee stock options based on the fair value at the grant date for awards in the years ended April 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                           2005          2004
     ---------------------------------------------------------------------------
     Net Loss, as reported                             $ (137,648)   $ (113,466)
     Net Loss, pro forma                                 (138,648)     (230,466)
     Basic Loss Per Share, as reported                       (.12)         (.10)
     Basic Loss Per Share, pro forma                         (.12)         (.20)
     Diluted Loss Per Share, as reported                     (.12)         (.10)
     Diluted Loss Per Share, pro forma                       (.12)         (.20)

     For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal years ended April 30, 2004. There were no stock options granted during the fiscal year ended April 30, 2005.

     Years Ended April 30,                                 2005          2004
     ---------------------------------------------------------------------------
     Dividend Yield                                            -           0.0%
     Volatility                                                -          32.0%
     Risk-Free Interest Rate                                   -           2.0%
     Expected Life                                             -        5 Years

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

     New accounting pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), ("SFAS 123(R)") "Share-Based Payment". This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements. Public entities filing as small business issuers are required to apply SFAS No. 123(R) in their first annual reporting period beginning after December 15, 2005. Management is evaluating the impact that this Statement will have on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of APB Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. SFAS No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

     and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

2.   Mortgage Receivable

     A mortgage receivable in the original principal amount of $1,800,000 is due from a former tenant in connection with sale of real estate (Note 8). The mortgage bears interest at 5% per annum with interest only payments due quarterly, commencing in November 2002. The principal and any unpaid interest are due and payable in August 2005. The mortgage is secured by the related real estate along with a third party guarantee of approximately $1,430,000.

     During the year ended April 30, 2005, the mortgagor prepaid $500,000 of the principal amount.

3.   Investment in Grove Partnership:

     The Company has a 10.93% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of April 30, 2005 and 2004, the carrying value of the Company's investment was $0.

     The Grove has reported to its limited partners that in June 2004 it received an independent appraisal report of the citrus grove property, which is now the subject of development applications. Based upon the appraised value of the citrus grove operations and property, at April 30, 2005, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove would be approximately $8,279,000. The Company cannot predict what, if any, value it will ultimately realize from this investment.

     The fiscal year end of the Grove is June 30. Summarized financial information of the Grove as of June 30, 2004 and 2003 is as follows:

     Years Ended June 30,                              2004            2003
     ---------------------------------------------------------------------------
                                                  (in thousands)  (in thousands)

     Total Current Assets                           $    5,662      $   7,970
     Total Assets                                       20,917         23,048
     Total Current Liabilities                           3,071          2,495
     Total Liabilities                                  19,076         20,012
     Total Partners' Capital                             1,841          3,036
     Total Revenues                                      3,213          8,827
     Net Loss                                           (1,195)        (1,586)

4.   Income Taxes

     The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

     The (benefit) provision for income taxes is comprised of the following:

     Years Ended April 30,                               2005           2004
     ---------------------------------------------------------------------------
     Current:
        Federal                                      $         -    $   101,203
        State                                             22,234        (49,442)
                                                     ---------------------------
                                                          22,234         51,761
                                                     ---------------------------


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

     Deferred:
        Federal                                          (96,000)      (103,000)
        State                                            (18,000)       (39,000)
                                                     ---------------------------
                                                        (114,000)      (142,000)
                                                     ---------------------------
                                                     $   (91,766)   $   (90,239)
                                                     ===========================

     The components of the net deferred tax liabilities are as follows:

     April 30,                                           2005           2004
     ---------------------------------------------------------------------------
     Deferred Tax Assets:
        Stock compensation                           $     3,000    $    13,000
        Accrued sick and vacation                         14,000         13,000
        Provision for bad debt                            15,000         30,000
        Tax loss carryforwards                            27,000              -
        Contribution carryforwards                         3,000              -
                                                     ---------------------------
     Total Deferred Tax Assets                            62,000         56,000

     Deferred Tax Liabilities:
        Prepared pension costs                          (490,000)      (599,000)
        Unrealized gain on investment in
          Citrus Grove                                  (569,000)      (569,000)
        Land development costs                          (600,000)      (600,000)
        Accumulated depreciation                          (8,000)        (7,000)
                                                     ---------------------------
     Total Deferred Tax Liabilities                   (1,667,000)    (1,775,000)
                                                     ---------------------------
     Net Deferred Income Taxes                       $(1,605,000)   $(1,719,000)
                                                     ===========================

     The Company has federal net operating loss carryforwards of approximately $78,000, which can be used to reduce future taxable income through 2025.

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

     Years Ended April 30,                               2005           2004
     ---------------------------------------------------------------------------
     U.S. Federal Statutory Income Rate                    34.0%           34.0%
     State Income Tax, net of federal tax benefits          7.5%            7.5%
     Other Differences, net                                (1.5)%           2.8%
                                                     ---------------------------
                                                           40.0%           44.3%
                                                     ===========================

5.   Retirement Plans

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During the years ended April 30, 2005 and April 30, 2004, the Company made no contributions to the Plan. The Company has no minimum required contribution for the April 30, 2005 plan year.


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

     The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending April 30, 2005, and a statement of the funded status as of April 30 of both years:

     April 30,                                           2005           2004
     ---------------------------------------------------------------------------
     Pension Benefits
     Reconciliation of Benefit Obligation:
        Obligation                                   $ 1,996,981    $ 1,763,513
        Service cost                                     129,967         86,717
        Interest cost                                    129,160        119,220
        Actuarial loss                                   269,299        197,779
        Benefit payments                                (163,040)      (170,248)
                                                     ---------------------------
     Obligation at April 30                          $ 2,362,367    $ 1,996,981
                                                     ===========================

     April 30,                                           2005           2004
     ---------------------------------------------------------------------------
     Reconciliation at Fair Value of Plan Assets:
        Fair value of plan assets at May 1           $ 2,163,701    $ 1,572,364
        Actual return on plan assets                     937,964        761,585
        Benefit payments                                (163,040)      (170,248)
                                                     ---------------------------
     Fair Value of Plan Assets at April 30           $ 2,938,625    $ 2,163,701
                                                     ---------------------------

     Funded Status:
        Funded status at April 30                    $   576,258    $   166,720
        Unrecognized prior-service cost                  112,968        185,706
        Unrecognized loss                                510,300      1,073,209
                                                     ---------------------------
     Net Amount Recognized                           $ 1,199,526    $ 1,425,635
                                                     ===========================

     The accumulated benefit obligation was $1,993,167 and $1,779,282 as of April 30, 2005 and 2004, respectively.

     The following table provides the components of net periodic benefit cost for the plans for fiscal years 2005 and 2004:

     April 30,                                           2005           2004
     ---------------------------------------------------------------------------
     Pension Benefits
     Service Cost                                    $   129,967    $    86,717
     Interest Cost                                       129,160        119,220
     Expected Return on Plan Assets                     (165,830)      (126,166)
     Amortization of Prior-Service Cost                   72,738         72,738
     Amortization of Net Loss                             60,074         84,361
                                                     ---------------------------
     Net Periodic Benefit Cost After Curtailments
        and Settlements                              $   226,109    $   236,870
                                                     ===========================

     The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

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

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

     April 30,                                           2005           2004
     ---------------------------------------------------------------------------
     Pension Benefits
     Weighted-Average Assumptions as of April 30:
        Discount rate                                       5.75%          6.50%
        Expected return on plan assets                      8.00%          8.00%
        Rate of compensation increase                       5.00%          4.00%

     The Plan's investment objectives are expected to be achieved through a portfolio mix of U.S. stocks, international stocks, U.S. fixed income securities, and Company stock which reflect the Plan's desire for investment return while controlling total portfolio risk to an acceptable level.

     The defined benefit plan had the following asset allocations as of their respective measurement dates:

     April 30,                                           2005           2004
     ---------------------------------------------------------------------------
     Common Stock - Gyrodyne Company of America, Inc.       93.7%          90.6%
     United States Government Securities                     1.1%           1.5%
     Corporate Equity Securities                             0.3%           0.7%
     Other Funds                                             4.9%           7.2%
                                                     ---------------------------
     Total                                                 100.0%         100.0%
                                                     ===========================

     Securities of the Company included in plan assets are as follows:

     April 30,                                           2005           2004
     ---------------------------------------------------------------------------
     Number of Shares                                     67,580         72,580
     Market Value                                    $ 2,753,885    $ 1,961,112

     Expected approximate future benefit payments are as follows:

     Years Ending April 30,                                             Amount
     ---------------------------------------------------------------------------
     2006                                                           $    135,000
     2007                                                                127,000
     2008                                                                143,000
     2009                                                                141,000
     2010                                                                133,000
     2011 - 2015                                                         694,000


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

6.   Stock Option Plans

     Incentive Stock Option Plan - The Company had a stock option plan (the "Plan") which expired in October 2003, under which participants were granted Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan was to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who were instrumental in achieving this growth. Such options or grants became exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between August 2005 and May 2008.

     The ISOs were granted to employees and consultants of the Company at a price not less than the fair market value on the date of grant. All such options were authorized and approved by the Board of Directors, based on recommendations of the Compensation Committee.

     ISOs were granted along with Stock Appreciation Rights, which permitted the holder to tender the option to the Company in exchange for stock, at no cost to the optionee, that represented the difference between the option price and the fair market value on date of exercise. NQSOs were issued with Limited Stock Appreciation Rights, which were exercisable, for cash, in the event of a change of control. In addition, an incentive kicker was provided for Stock Grants, ISOs and NQSOs, which increased the number of grants or options based on the market price of the shares at exercise versus the option price.

     Non-Employee Director Stock Option Plan - The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. The plan expired in September 2000. Each non-employee Director was granted an initial 2,500 options on the date of adoption of the plan. These options are exercisable in three equal annual installments commencing on the first anniversary date subsequent to the grant. Additionally, each non-employee Director was granted 1,250 options on each January 1, 1997 through 2000, respectively. These additional options are exercisable in full on the first anniversary date subsequent to the date of grant. The options expire between November 2005 and January 2007.

     A summary of the Company's various fixed stock option plans as of April 30, 2005 and 2004, and changes during the years then ended is presented below:

     Years Ended April 30,                                     2005                     2004
     ----------------------------------------------------------------------------------------------------
                                                                    Weighted                   Weighted
                                                                    Average                    Average
                                                                    Exercise                   Exercise
     Fixed Stock Options                               Shares        Price       Shares         Price
     ----------------------------------------------------------------------------------------------------
     Outstanding, beginning of year                    164,650    $    16.30      174,740    $    15.28
     Granted                                                 -             -       38,500         16.87
     Exercised options                                 (73,620)        16.83      (38,670)        12.62
     Canceled                                                -             -       (9,920)        14.91
                                                    ----------                 ----------
     Outstanding, end of year                           91,030         15.87      164,650         16.30
                                                    ==========                 ==========
     Options Exercisable at year end                    91,030         15.87      164,650         16.30
                                                    ==========                 ==========
     Weighted-Average Fair Values of
         Options Granted During Year                              $        -                 $     5.31
                                                                  ==========                 ==========


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at April 30, 2005:

                                 Options Outstanding                Options Exercisable
                      ----------------------------------------- --------------------------
                                        Weighted
                                        Average      Weighted                    Weighted
                                       Remaining     Average                     Average
       Range of            Number     Contractual    Exercise        Number      Exercise
     Exercise Price     Outstanding      Life         Price       Outstanding     Price
     ---------------------------------------------------------- --------------------------
     $13.46-14.23          19,800         .43       $   13.91        19,800     $   13.91
     $15.46-16.87          64,355        2.47       $   16.20        64,355     $   16.20
        $18.44              6,875        1.67       $   18.44         6,875     $   18.44

     Shares reserved for future issuance at April 30, 2005 are comprised of the following:

     Shares issuable upon exercise of stock options under
       the Company's Non-Employee Director Stock Option Plan             17,875

     Shares issuable upon exercise of stock options under
       the Company's stock incentive plan                                73,155
                                                                     -----------
                                                                         91,030
                                                                     ===========

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

7.   Loans Payable

     April 30,                                             2005          2004
     ---------------------------------------------------------------------------
     Revolving Line of Credit                                    -       696,287
     Installment Loans, other                               19,145        28,953
                                                       -------------------------
                                                       $    19,145   $   725,240
                                                       =========================

     The line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (5.75% at April 30, 2005) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2006. As of April 30, 2005, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

     Annual maturities of loans payable is as follows:

     Years Ending April 30,                                             Amount
     ---------------------------------------------------------------------------
     2006                                                            $    7,411
     2007                                                                 7,411
     2008                                                                 4,323
                                                                     -----------
                                                                     $   19,145
                                                                     ===========

8.   Sale of Real Estate

     On August 8, 2002, the Company sold approximately twelve acres of property and certain buildings with a carrying value of approximately $559,000 to an existing tenant. The contract of sale amounted to $5,370,000 under which the Company received a cash payment of approximately $3,600,000 and a three-year mortgage for $1,800,000 with interest at 5%. The profit on the sale of the land and buildings was $4,700,000 net of transaction costs of approximately $113,000. Pursuant to SFAS No. 66, approximately $1,570,000 of the gain on this sale was deferred. The deferred gain will be recognized upon collection of the related mortgage receivable.

     During the fiscal year ended April 30, 2005, the Company received cash payments from its mortgage receivable totaling $500,000 and recognized a gain on the sale of real estate of approximately $437,000.

9.   Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and long-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at April 30, 2005 and 2004.

10.  Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for:


     Years Ended April 30,                                 2005         2004
     ---------------------------------------------------------------------------

     Interest                                          $    35,217   $    38,850
                                                       =========================

     Income Taxes                                      $    30,000   $   204,768
                                                       =========================


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

11.  Commitments

     Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

     Years Ending April 30,                                            Amount
     ---------------------------------------------------------------------------

     2006                                                          $     969,000
     2007                                                                186,000
     2008                                                                186,000
     2009                                                                182,000
     2010                                                                182,000
     Thereafter                                                        1,802,000
                                                                   -------------
                                                                   $   3,507,000
                                                                   =============

     The Company is leasing office space in St. James, New York on a month-to-month basis. Rental expense approximated $54,000 and $57,000 for the years ended April 30, 2005 and 2004, respectively.

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

     Golf Course Design and Operations -

     o $5,000 per month, not to exceed $150,000, for the design of the golf course and related facilities. As of April 30, 2005, the Company has paid $150,000.

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

     Residential Community Planning and Design -

     o $10,000 per month, not to exceed $300,000, for the design and planning of the residential community. As of April 30, 2005, the Company has paid $300,000.

     o $75,000 annual fee commencing upon the beginning of the operations, sales and marketing phase of the residential community, and terminating upon the sale of all building lots.


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

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

     The estimated fair value of the Company's investment in the Citrus Grove Partnership at April 30, 2005, based upon an independent third party appraisal report, is approximately $8,279,000 based on the Company's ownership percentage.

     The book value of the Company's loans payable approximates its fair value.

13.  Related Party Transactions

     A law firm related to a director provided legal services to the Company for which it was compensated approximately $110,000 and $229,000 for the years ended April 30, 2005 and 2004, respectively. As of January 1, 2005, the relationship with the aforementioned law firm has ended and the Company has engaged a new outside law firm.

14.  Major Customers

     For the year ended April 30, 2005 rental income from the three largest tenants represented 14%, 13% and 10% of total rental income.

     For the year ended April 30, 2004 rental income from the three largest tenants represented 17%, 13% and 12% of total rental income.


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
--------------------------------------------------------------------------------

15.  Contingencies

     In December 2002, Stony Brook University (the "University") approached the Company with an interest in discussing the purchase of the Company's 314-acre Flowerfield property located in Stony Brook/St. James, New York. Those discussions were eventually discontinued, as the Company had concluded that the University's suggested range of the purchase price for the property was not reflective of its value.

     In April 2003, the University announced that the Board of Trustees of the State University of New York had adopted a resolution, which empowered the University to commence eminent domain proceedings to acquire part of the property.

     In a filing dated May 21, 2004, the University announced the completion of a Draft Generic Environmental Impact Study ("DGEIS"), which outlined its plan to acquire 246 acres of the Flowerfield property through either a negotiated purchase or eminent domain. The announcement also included a Notice of Public Hearing establishing a date of June 21, 2004 to review the DGEIS and to review the public purpose of an eminent domain condemnation.

     In June 2004, the Company filed a lawsuit in New York State Supreme Court in an effort to require the University to comply with the requirements of the State Environmental Quality Review Act ("SEQRA").

     On April 25, 2005, the Appellate Division Second Judicial Department of the Supreme Court of the State of New York issued its Decision and Judgment In the Matter of Gyrodyne Company of America, Inc., petitioner, v. State University of New York at Stony Brook. The Court rejected the Company's challenges to the University's proposed taking of the property concluding that the University had sufficient statutory jurisdiction and authority for this proposed public project and rejecting the Company's contention that the taking was excessive. Based upon these conclusions, the Court denied the Company's petition and dismissed the proceeding. The Company has appealed the Court's decision.

     In the event the University moves forward with the eminent domain proceeding, management intends to take all appropriate steps to seek maximum value for the Property.

     If the University is successful in condemning the Flowerfield property, the Company will be forced to cancel its land development contract with Landmark and a termination fee may be due as discussed in Note 11.


--------------------------------------------------------------------------------
                                                                            F-18