Form 10QSB
period 2005-07-31
GYRODYNE CO OF AMERICA INC
filed 2005-09-09
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended   JULY 31, 2005
                                                 -----------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                          Commission file number   0-1684
                                                 ----------

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                      11-1688021
           --------                                      ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                     102 Flowerfield, St. James, N.Y. 11780
                   ------------------------------------------
                    (Address of principal executive offices)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,230,728 shares of common stock, par value $1.00 per share, as of July 31, 2005

Transitional Small Business Disclosure Format (Check One):  Yes[ ] No [X]


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                           QUARTER ENDED JULY 31, 2005


                                                                       Seq. Page

Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Part I Financial Information                                                   3

Item I Financial Statements                                                    3

Consolidated Balance Sheet (unaudited)                                         3

Consolidated Statements of Operations (unaudited)                              4

Consolidated Statements of Cash Flows (unaudited)                              5

Footnotes to Consolidated Financial Statements                                 6

Item 2 Management's Discussion and Analysis or Plan of Operation               7

Item 3 Controls and Procedures                                                10

Part II - Other Information                                                   11

Item 6 Exhibits                                                               11

Signatures                                                                    11

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification                           12

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002                                                      13



                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


ASSETS                                                               July 31,
------                                                                 2005
                                                                   ------------
REAL ESTATE
 Rental property:
   Land                                                            $      4,250
   Building and improvements                                          3,955,011
   Machinery and equipment                                              146,842
                                                                   ------------
                                                                      4,106,103
 Less accumulated depreciation                                        3,415,768
                                                                   ------------
                                                                        690,335
                                                                   ------------
 Land held for development:
   Land                                                                 792,201
   Land development costs                                             4,529,988
                                                                   ------------
                                                                      5,322,189
                                                                   ------------

     Total real estate, net                                           6,012,524

CASH AND CASH EQUIVALENTS                                               982,861
RENT RECEIVABLE, net of allowance for doubtful accounts
  of $39,955                                                             75,622
MORTGAGE RECEIVABLE                                                   1,000,000
PREPAID EXPENSES AND OTHER ASSETS                                       372,292
PREPAID PENSION COSTS                                                 1,220,519
                                                                   ------------
     Total Assets
                                                                   $  9,663,818
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
 Accounts payable and accrued expenses                             $    182,324
 Deferred gain on sale of real estate                                   874,389
 Tenant security deposits payable                                       219,089
 Loans payable                                                           17,292
 Deferred income taxes                                                1,679,932
                                                                   ------------
     Total liabilities                                                2,973,026
                                                                   ------------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued                                           1,531,086
 Additional paid-in capital                                           7,993,690
 Deficit                                                               (956,175)
                                                                   ------------
                                                                      8,568,601
 Less the cost of 300,358 shares of common stock held
   in the treasury                                                   (1,877,809)
                                                                   ------------
     Total stockholders' equity                                       6,690,792
                                                                   ------------

                                                                   $  9,663,818
                                                                   ============


                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                           July 31,
                                                      2005           2004
                                                      ----           ----

REVENUE FROM RENTAL PROPERTY                      $   494,534    $   499,922
                                                  ---------------------------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                                    40,454         37,617
  Operating and maintenance                            88,928        149,755
  Interest expense                                          0          9,052
  Depreciation                                         18,686         18,058
                                                  ---------------------------
TOTAL RENTAL PROPERTY EXPENSES                        148,068        214,482
                                                  ---------------------------

INCOME FROM RENTAL PROPERTY                           346,466        285,440

GENERAL AND ADMINISTRATIVE EXPENSES                   440,132        400,979
                                                  ---------------------------

LOSS FROM OPERATIONS                                  (93,666)      (115,539)

OTHER INCOME:
  Gain on sale of real estate                         262,317              0
  Interest income                                      17,512         27,562
                                                  ---------------------------
TOTAL OTHER INCOME                                    279,829         27,562
                                                  ---------------------------

INCOME (LOSS) BEFORE INCOME TAXES                     186,163        (87,977)

PROVISION (BENEFIT) FOR INCOME TAXES                   74,466        (35,191)
                                                  ---------------------------

NET INCOME (LOSS)                                 $   111,697    $   (52,786)
                                                  ===========================

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                           $      0.09    $     (0.05)
                                                  ===========================
  Diluted                                         $      0.09    $     (0.05)
                                                  ===========================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                             1,217,725      1,155,838
                                                  ===========================
  Diluted                                           1,263,647      1,155,838
                                                  ===========================

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                    July 31,
                                                                                    --------
                                                                               2005           2004
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $    111,697    $    (52,786)
                                                                         -----------------------------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                            29,602          28,484
      Bad debt expense                                                          6,000           3,000
      Deferred income tax provision                                            74,932               0
      Pension expense                                                          29,007          55,236
      Gain on sale of real estate                                            (262,316)              0
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                                (97,222)       (290,969)
        Accounts receivable                                                   (19,313)        (54,213)
        Prepaid expenses and other assets                                    (200,087)       (190,889)
        Prepaid pension costs                                                 (50,000)              0
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                                 (22,458)        102,267
        Income taxes payable                                                        0         (28,306)
        Tenant security deposits                                              (10,195)          3,309
                                                                         -----------------------------
      Total adjustments                                                      (522,050)       (372,081)
                                                                         -----------------------------
      Net cash used in operating activities                                  (410,353)       (424,867)
                                                                         -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                      0          (9,997)
  Proceeds from mortgage receivable                                           300,000               0
                                                                         -----------------------------
      Net cash provided by (used in) investment activities                    300,000          (9,997)
                                                                         -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                                   (1,853)         (3,051)
  Proceeds from exercise of stock options                                     250,662               0
                                                                         -----------------------------
      Net cash provided by (used in) financing activities                     248,809          (3,051)
                                                                         -----------------------------

Net increase (decrease) in cash and cash equivalents                          138,456        (437,915)

Cash and cash equivalents at beginning of period                              844,405       1,562,643
                                                                         -----------------------------

Cash and cash equivalents at end of period                               $    982,861    $  1,124,728
                                                                         =============================

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 2005 and 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005.

The results of operations for the three month period ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.  Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.  Earnings Per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options because their effect would have been anti-dilutive. Treasury shares have been excluded from the weighted average number of shares.

The following is a reconciliation of the weighted average shares:

                                                       Three months ended
                                                            July 31,
                                                       2005         2004
                                                       ----         ----
     Basic                                           1,217,725    1,155,838
     Effect of dilutive securities                      45,922            0
                                                    -----------------------
     Diluted                                         1,263,647    1,155,838
                                                    =======================

4.  Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5.  Revolving Credit Note:

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 7.25% at July 31, 2005. The line is secured by certain real estate and expires on June 1, 2006.

6.  Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the year ended April 30, 2005 to conform to the classification used in the current fiscal year.


                                  Seq. Page 6

7.  Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three months ended July 31, 2005 and 2004 consistent with the provisions of SFAS 123, the net effect on net income (loss) and net income (loss) per share would not have been material:

8.  Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three months ended July 31, 2005 and 2004:

                                                        Three Months Ended
                                                             July, 31
                                                             --------
                                                        2005          2004
                                                        ----          ----
     Pension Benefits
     Service Cost                                   $   34,606    $   32,492
     Interest Cost                                      31,319        32,290
     Expected Return on Plan Assets                    (57,056)      (41,458)
     Amortization of Prior-Service Cost                 18,184        16,893
     Amortization of Net Loss                            1,954        15,019
                                                    -------------------------

     Net Periodic Benefit Cost After
       Curtailments and Settlements                 $   29,007    $   55,236
                                                    =========================


During the three months ended July 31, 2005, the Company made a $50,000 contribution to the plan. The Company has no minimum required contribution for the April 30, 2006 plan year.

9.  Recent Accounting Pronouncements:

In December 2004, the FASB issued Statement No. 123(R), ("FAS 123(R)") "Share-Based Payment". This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements. Public entities filing as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period beginning after December 15, 2005. Management is evaluating the impact that this Statement will have on the Company's consolidated financial statements.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements made in this Form 10-QSB that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements, that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the effect of economic and business conditions, including risk inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop our existing real estate and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-QSB.

Critical Accounting Policies
----------------------------

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the


                                  Seq. Page 7
current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

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

Long Lived Assets
-----------------

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. Such future cash flow estimates consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

                                  Seq. Page 8

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005
               AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004

The Company is reporting net income of $111,697 for the quarter ending July 31, 2005 compared to a net loss of $52,786 for the same period last year, an increase of $164,483. Diluted per share earnings for the current period amounted to $0.09 compared to a per share loss of ($0.05) during the prior year. Although income from rental property operations did show improvement, the most significant contributing factor to the quarterly results was the recognition of a gain of $262,317 resulting from a prepayment of principal on a mortgage note held by the Company.

Revenue from rental property, which amounted to $494,534 for the current quarter, was fairly consistent with the $499,922 recorded during the prior year. The decline is the net result of two lease terminations and five new tenancies in a period to period comparison coupled with a reduction in tenant late charges of $5,825 which reflects a decrease in the level of problem receivables.

Rental property expenses were reduced significantly during the current reporting period, amounting to $148,068 and $214,482 for the three months ending July 31, 2005 and 2004, respectively. Contributing factors to the $66,414 decline were a $10,729 reduction in salary and benefits due to a reduced staffing level, a $7,969 savings in security services on the property, and an overall reduction of $46,182 in Company expenses for property and casualty insurance premiums. The latter is a result of renegotiated premiums which reduced expenses by $9,750 for the current quarter and the collection of $35,822 in pass through charges to tenants which were related to the prior year premium increases as reported in earlier filings. Additionally, reflecting the fact that the Company had no borrowings outstanding against its revolving credit facility, interest expense for the current reporting period was $9,052 below the prior year. Real estate taxes increased by $2,837 as did outside services related to property management, which increased by $7,518 for the quarter ending July 31, 2005.

As a result, income from rental property increased by $61,026, amounting to $346,466 compared to the $285,440 generated during the same three month period of the prior year.

General and Administrative expenses increased by $39,153 for the current quarter, amounting to $440,132 and reflect a $50,000 expense related to the Company's investment bankers who were engaged during the quarter to explore strategic alternatives for the Company. Expenses during the same period last year amounted to $400,979. Other contributing factors, including a reduction in pension expense of $26,229, an $8,972 increase in insurance premiums, and several other smaller variables, account for the overall increase between the first quarter results of fiscal 2005 when compared to the same period last year.

Based on the foregoing, the Company is reporting a loss from operations of $93,666 for the three month period ended July 31, 2005 compared to a loss of $115,539 for the same period last year.

Other income, which reflects the gain of $262,317 resulting from the mortgage prepayment mentioned earlier in this report, amounted to $279,829 for the quarter ended July 31, 2005 compared to $27,562 for the same three month period during the prior year. Interest income, which reflects the fact that the mortgage receivable had been reduced over a period of time, decreased by $10,050 for the current quarter compared to the same quarter last year.

As a result, the Company is reporting income before taxes for the current period totaling $186,163 compared to a loss before taxes of $87,977 for the same period last year, an improvement of $274,140.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $410,353 and $424,867 during the three months ended July 31, 2005 and 2004, respectively. The principal use of cash in the current period was primarily related to the prepayment of real estate taxes as well as land development costs. The primary use of cash in the prior year were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential condemnation of the Company's real estate property by Stony Brook University.

Net cash provided by (used in) investing activities was $300,000 and $(9,997) during the three months ended July 31, 2005 and 2004, respectively. The cash provided by investing activities in the current period represents a prepayment of $300,000 to the Company's mortgage receivable while the use of cash in the prior period was for capital expenditures.

Net cash provided by (used in) financing activities was $248,809 and $(3,051) during the three months ended July 31, 2005 and 2004, respectively. The net cash provided during the current period was primarily the result of proceeds from the exercise of stock options.


                                  Seq. Page 9

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 7.25% at July 31, 2005. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of July 31, 2005, the Company had cash and cash equivalents of $982,861 as well as a mortgage receivable of $1,000,000 due on August 8, 2005, which has now been collected in full, and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $4,529,988. As of July 31, 2005, the portion of those expenses attributable to the residential golf course community amount to $2,297,606. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,975,802 at July 31, 2005.

                                                                July 31,
                                                                --------
                                                           2005         2004
                                                           ----         ----
     Current assets:
       Cash and cash equivalents                       $  982,861   $1,124,728
       Rent receivable, net                                75,622      144,295
       Mortgage receivable                              1,000,000            0
       Net prepaid expenses and other assets              326,143      316,059
                                                       ------------------------
           Total current assets                         2,384,626    1,585,082
                                                       ------------------------

     Current liabilities:
       Accounts payable and accrued expenses              182,324      335,076
       Tenant security deposits payable                   219,089      198,285
       Current portion of loans payable                     7,411        8,610
                                                       ------------------------
           Total current liabilities                      408,824      541,971
                                                       ------------------------

     Working capital                                   $1,975,802   $1,043,111
                                                       ========================

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

Item 3 CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                  Seq. Page 10

Part II Other Information

Items 1 through 5 are not applicable to the three months ended July 31, 2005.

Item 6 Exhibits

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


                                GYRODYNE COMPANY OF AMERICA, INC.


   Date: August 31, 2005        /S/ Stephen V. Maroney
                                ----------------------
                                Stephen V. Maroney
                                President, Chief Executive Officer and Treasurer


   Date: August 31, 2005        /S/ Frank D'Alessandro
                                ----------------------
                                Frank D'Alessandro
                                Controller



                                  Seq. Page 11