Form 10QSB
period 2005-10-31
GYRODYNE CO OF AMERICA INC
filed 2005-12-09
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended  OCTOBER 31, 2005
                                                -----------------------

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

                                 (631) 584-5400
                                 --------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,230,767 shares of common stock, par value $1.00 per share, as of October 31, 2005

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                         QUARTER ENDED OCTOBER 31, 2005



                                                                       Seq. Page

Form 10-QSB Cover                                                              1

Index to Form 10-QSB                                                           2

Part I Financial Information                                                   3

Item I Financial Statements                                                    3

Consolidated Balance Sheet (unaudited)                                         3

Consolidated Statements of Operations (unaudited)                              4

Consolidated Statements of Cash Flows (unaudited)                              5

Footnotes to Consolidated Financial Statements                                 6

Item 2 Management's Discussion and Analysis or Plan of Operation               8

Item 3 Controls and Procedures                                                11

Part II - Other Information                                                   12

Item 6 Exhibits                                                               12

Signatures                                                                    12

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification                           13

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002                                                      14



                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                       October 31,
------                                                                          2005
                                                                            ------------
REAL ESTATE
 Rental property:
   Land                                                                     $      4,250
   Building and improvements                                                   3,955,011
   Machinery and equipment                                                       146,842
                                                                            ------------
                                                                               4,106,103
 Less accumulated depreciation                                                 3,434,453
                                                                            ------------
                                                                                 671,650
                                                                            ------------
 Land held for development:
   Land                                                                          792,201
   Land development costs                                                      4,651,417
                                                                            ------------
                                                                               5,443,618
                                                                            ------------

      Total real estate, net                                                   6,115,268

CASH AND CASH EQUIVALENTS                                                      1,904,645
RENT RECEIVABLE, net of allowance for doubtful accounts of $42,813                93,695
PREPAID EXPENSES AND OTHER ASSETS                                                204,355
PREPAID PENSION COSTS                                                          1,191,511
                                                                            ------------
     Total Assets                                                           $  9,509,474
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable and accrued expenses                                     $    286,577
  Tenant security deposits payable                                               218,523
  Income taxes payable                                                           231,405
  Deferred income taxes                                                        1,605,000
                                                                            ------------
      Total liabilities                                                        2,341,505
                                                                            ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued                                                   1,531,086
  Additional paid-in capital                                                   7,995,182
  Deficit                                                                       (480,714)
                                                                            ------------
                                                                               9,045,554
  Less the cost of 300,319 shares of common stock held in the treasury        (1,877,585)
                                                                            ------------
      Total stockholders' equity                                               7,167,969
                                                                            ------------
      Total liabilities and stockholders' equity                            $  9,509,474
                                                                            ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Six Months Ended              Three Months Ended
                                                  October 31,                    October 31,
                                           --------------------------    --------------------------
                                               2005           2004           2005           2004
                                           -----------    -----------    -----------    -----------
REVENUE FROM RENTAL PROPERTY               $   980,700    $ 1,027,544    $   486,166    $   527,622
                                           -----------    -----------    -----------    -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                             80,909         75,234         40,455         37,617
  Operating and maintenance                    181,501        321,380         92,573        171,625
  Interest expense                                   0         18,993              0          9,941
  Depreciation                                  37,371         36,116         18,685         18,058
                                           -----------    -----------    -----------    -----------
TOTAL RENTAL PROPERTY EXPENSES                 299,781        451,723        151,713        237,241
                                           -----------    -----------    -----------    -----------

INCOME FROM RENTAL PROPERTY                    680,919        575,821        334,453        290,381

GENERAL AND ADMINISTRATIVE EXPENSES            869,908        777,307        429,776        376,328
                                           -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                          (188,989)      (201,486)       (95,323)       (85,947)

OTHER INCOME:
  Gain on sale of real estate                1,136,705              0        874,388              0
  Interest income                               30,881         54,120         13,369         26,558
                                           -----------    -----------    -----------    -----------
TOTAL OTHER INCOME                           1,167,586         54,120        887,757         26,558
                                           -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES              978,597       (147,366)       792,434        (59,389)

PROVISION (BENEFIT) FOR INCOME TAXES           391,439        (58,946)       316,973        (23,755)
                                           -----------    -----------    -----------    -----------

  NET INCOME (LOSS)                        $   587,158    $   (88,420)   $   475,461    $   (35,634)
                                           ===========    ===========    ===========    ===========

  NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                  $      0.48    $     (0.08)   $      0.39    $     (0.03)
                                           ===========    ===========    ===========    ===========
    Diluted                                $      0.46    $     (0.08)   $      0.37    $     (0.03)
                                           ===========    ===========    ===========    ===========

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
      Basic                                  1,224,243      1,163,144      1,230,761      1,170,451
                                           ===========    ===========    ===========    ===========
      Diluted                                1,270,968      1,163,144      1,278,290      1,170,451
                                           ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                        October 31,
                                                                 --------------------------
                                                                     2005           2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   587,158    $   (88,420)
                                                                 -----------    -----------
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                   59,202         57,231
      Bad debt expense                                                12,000          6,000
      Deferred income tax benefit                                          0        (58,946)
      Pension expense                                                 58,015        112,194
      Gain on sale of real estate                                 (1,136,705)             0
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                      (218,651)      (483,674)
        Accounts receivable                                          (43,386)      (109,611)
        Prepaid expenses and other assets                            (43,065)       (48,855)
        Prepaid pension costs                                        (50,000)             0
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                         66,355        (45,258)
        Income taxes payable                                         231,405        (28,306)
        Tenant security deposits                                     (10,761)         7,204
                                                                 -----------    -----------
      Total adjustments                                           (1,075,591)      (592,021)
                                                                 -----------    -----------
      Net cash used in operating activities                         (488,433)      (680,441)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                             0        (13,394)
  Proceeds from mortgage receivable                                1,300,000              0
                                                                 -----------    -----------
      Net cash provided by (used in) investment activities         1,300,000        (13,394)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                          (3,705)        (5,486)
  Proceeds from exercise of stock options                            252,378        141,704
                                                                 -----------    -----------
      Net cash provided by financing activities                      248,673        136,218
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents               1,060,240       (557,617)

Cash and cash equivalents at beginning of period                     844,405      1,562,643
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 1,904,645    $ 1,005,026
                                                                 ===========    ===========

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended October 31, 2005 and 2004.

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

The results of operations for the three and six month periods ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                     Six months ended      Three Months Ended
                                        October 31,            October 31,
                                     2005        2004        2005        2004
                                  ----------  ----------  ----------  ----------
Basic                              1,224,243   1,163,144   1,230,761   1,170,451
Effect of dilutive securities         46,725           0      47,529           0
                                  ----------  ----------  ----------  ----------
Diluted                            1,270,968   1,163,144   1,278,290   1,170,451
                                  ==========  ==========  ==========  ==========

4.  Condemnation Proceedings:

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed the necessary maps with the Suffolk County Clerk's Office and vested title in approximately 245 acres of our Flowerfield property in Stony Brook / Saint James, N.Y. property. This action was taken by the University pursuant to the Eminent Domain Procedural Law (EDPL) which governs condemnation authority in the State of New York. Earlier actions by the University included an Advance Payment Notice which proposed to acquire the subject acreage for a total purchase price of $26.3 million. The Company rejected that proposal since it did not represent the current value of the property and filed notice that it will pursue additional compensation in the New York State Court of Claims where valuation disputes are settled. Payment of the $26.3 million amount, which the Company has elected under the EDPL to accept as an advance payment, is due and payable to the Company within a reasonable and practical timeframe and any additional award from the Court of Claims bears interest at the current rate of 9% simple interest from the date of the taking. The estimated gain resulting from the condemnation of the property, based upon the advance payment of $26.3 million, is approximately $21.3 million. The rental revenue lost from tenants who occupied a portion of the condemned property is approximately $52,000 a month.

According to Section 1033 of the Internal Revenue Code, if the Company were to replace the condemned property with like kind property within three years (or such extended period if requested and approved by the Internal Revenue Service at its discretion) after the close of the current fiscal year, the Company may defer the recognition of the gain and defer paying tax until the newly acquired


                                  Seq. Page 6
property is disposed of. Whether any taxable income is recognized, for tax purposes, depends on whether the Company uses the proceeds to purchase replacement property. Management is currently considering the tax implications of the condemnation. As a result of the condemnation of the Flowerfield property, the Company may owe a termination fee to DPMG Inc., dba Landmark National, related to a contractual agreement to design and build a golf course as part of the proposed residential community at Flowerfield.

5.  Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Revolving Credit Note:

The Company has $1,750,000 available under a revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 7.75% at October 31, 2005. The line is secured by certain real estate and expires on June 1, 2006.

7. Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended October 31, 2004 to conform to the classification used in the current fiscal year.

8. Stock Options:

We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three and six months ended October 31, 2005 and 2004 consistent with the provisions of SFAS 123, the net effect on net income (loss) and net income
(loss) per share would not have been material.

9.  Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and six months ended October 31, 2005 and 2004:

                                                          Six Months Ended         Three Months Ended
                                                             October 31,              October 31,
                                                       ----------------------    ----------------------
                                                          2005         2004         2005         2004
                                                       ---------    ---------    ---------    ---------
     Pension Benefits
     Service Cost                                      $  69,213    $  64,984    $  34,607    $  32,492
     Interest Cost                                        62,638       64,580       31,319       32,290
     Expected Return on Plan Assets                     (114,112)     (82,916)     (57,056)     (41,458)
     Amortization of Prior-Service Cost                   36,369       35,508       18,185       18,615
     Amortization of Net Loss                              3,907       30,038        1,953       15,019
                                                       ---------    ---------    ---------    ---------

     Net Periodic Benefit Cost After Curtailments
     and Settlements                                   $  58,015    $ 112,194    $  29,008    $  56,958
                                                       =========    =========    =========    =========

During the six months ended October 31, 2005, the Company made a $50,000 contribution to the plan. The Company has no minimum required contribution for the April 30, 2006 plan year.

10.  Recent Accounting Pronouncements:

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

Condemnation Proceedings
------------------------

Subsequent to the close of business for this reporting period, on November 2, 2005, the State University of New York at Stony Brook (the "University") filed the necessary maps with the Suffolk County Clerk's Office and vested title in approximately 245 acres of our Flowerfield property in Stony Brook / Saint James, N.Y. property. This action was taken by the University pursuant to the Eminent Domain Procedural Law (EDPL) which governs condemnation authority in the State of New York. Earlier actions by the University included an Advance Payment Notice which proposed to acquire the subject acreage for a total purchase price of $26.3 million. The Company rejected that proposal since it did not represent the current value of the property and filed notice that it will pursue additional compensation in the New York State Court of Claims where valuation disputes are settled. Payment of the $26.3 million amount, which the Company has elected under the EDPL to accept as an advance payment, is due and payable to the Company within a reasonable and practical timeframe and any additional award from the Court of Claims bears interest at the current rate of 9% simple interest from the date of the taking, November 2, 2005. As we have reported in earlier discussions on the potential condemnation of all or some of the Flowerfield acreage, the Court of Claims, among other things, reviews the highest and best use of the property and the probability that the highest and best use could have been achieved. Although we cannot predict the outcome of our action in the Court of Claims or the potential that the University or the State of New York will attempt to negotiate a settlement, we are confident that the Company can present a credible case for additional compensation for the condemned property.

    RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005
         AS COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004

The Company is reporting net income of $475,461 for the quarter ending October 31, 2005 compared to a net loss of $35,634 for the same period last year and net income of $587,158 for the six month period then ended compared to a net loss of $88,420 in the prior year.

Diluted per share earnings for the current three and six month periods amounted to $0.37 and $0.46, respectively compared to losses per share of ($0.03) and ($0.08) for the same periods last year, respectively.

Revenue from rental property which totaled $486,166 for the quarter reflected a decline of $41,456 when compared to the same period last year when revenue amounted to $527,622. This decline is attributable to the termination of four leases partially offset by an equal number but smaller new tenancies. For the six months ending October 31, 2005, rental revenues totaled $980,700, a decrease of $46,844 to the $1,027,544 posted during the same period last year. Once again, the decline is primarily attributable to the aforementioned new and terminated tenancies.

Rental property expenses for the current three and six month periods reflect decreases when compared to the prior year results. For the quarter ending October 31, 2005, expenses amounted to $151,713, an $85,528 (36%) decline from the $237,241 recorded last year. Major contributing factors include decreases of $24,516 in salary and benefits, $27,475 in maintenance on building and grounds and $25,957 attributable to a reduction in insurance premiums and reimbursements from tenants. Additionally interest expense was reduced by $9,941 as a result of


                                  Seq. Page 9
our paying down the balance on our revolving credit facility. The decrease in salaries and benefits is the result of staff reductions which took place towards the end of our last fiscal year. Likewise, expenses for the six month reporting period amounted to $299,781 which was $151,942, or 34%, below the $451,723 for the same period during the prior year. For the six months ending October 31, 2005, salaries and benefits decreased by $35,244, utilities declined by $4,505, and maintenance on building and grounds decreased by $29,560. Insurance premiums for the reporting period declined by $72,138 and reflect both a reduction in premiums and reimbursement from tenants pursuant to our rental agreements. As in the quarterly results, interest expense decreased by $18,993 due to the pay down on the Company's credit facility. Offsetting these favorable impacts to the rental property operation, real estate taxes increased by $5,675, equipment maintenance increased by $10,532, and fees for outside services increased by $6,348.

As a result of the foregoing, income from rental property increased for both the three and six month reporting periods. For the quarter, income amounted to $334,453, representing a 15% increase of $44,072 over the $290,381 results for the same period last year. For the six months ending October 31, 2005, income from rental property increased by $105,098, or 18%, totaling $680,919 compared to $575,821 during the prior year.

General and administrative expenses increased for both the three and six month periods amounting to $429,776 and $869,908, respectively. The three month results are $53,448 (14%) over the prior year expenses of $376,328 and the six month results are $92,601 (12%) over the $777,307 recorded last year. The quarterly results were impacted by increases in salaries and benefits of $5,856, legal and consulting fees of $19,996, corporate governance issues of $41,086, insurance premium increases of $8,971 and directors fees of $7,285. Costs associated with the Company's pension plan were reduced by $27,950 during the same period. The six months ending October 31, 2005, expenses were impacted by similar increases of $10,225 in salaries and benefits, $22,016 in legal and consulting fees, $66,773 in corporate governance issues, and $11,765 in directors fees. Additionally, there were increases of $17,944 in insurance premiums, $5,113 in computer technology updates, $8,138 in expenses related to attending meetings at the Callery-Judge Grove and for other professional seminars connected to the pending condemnation at Flowerfield, and $4,736 in fees associated with outside services. Pension expense decreased by $54,179 for the six month period. The increase in corporate governance expense in both periods is primarily related to the engagement of investment bankers to explore strategic alternatives for the Company.

As a result, the Company is reporting a loss from operations of $95,323 for the three months ending October 31, 2005, compared to a loss of $85,947 during the prior year. For the six month period, the Company experienced a loss from operations of $188,989 compared to a loss of $201,486 for the same period last year.

Interest income declined in both reporting periods as a direct result of the payment in full of a $1.8 million mortgage receivable which matured in August; income was reduced by $21,528 and $29,541 for the quarter and six months ending October 31, 2005, respectively. Income from interest bearing deposits increased by $8,338 and $6,302, respectively, for the quarter and six month periods.

Reflecting the receipt of the mortgage proceeds, the Company is recognizing a gain on the sale of real estate of $874,388 and $1,136,705 for the three and six month periods ending October 31, 2005, respectively.

Based on the foregoing, the Company is reporting income before taxes totaling $792,434 for the current quarter compared to a loss before taxes of $59,389 for the same period last year. For the current six month period, the Company is reporting income before taxes totaling $978,597 compared to a loss before taxes of $147,366 during the previous year.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $488,433 and $680,441 during the six months ended October 31, 2005 and 2004, respectively. The principal use of cash in the current period was primarily related to land development costs. The primary use of cash in the prior year were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential condemnation of the Company's real estate property by Stony Brook University.

Net cash provided by (used in) investing activities was $1,300,000 and $(13,394) during the six months ended October 31, 2005 and 2004, respectively. The cash provided by investing activities in the current period represents payment in full of the Company's mortgage receivable while the use of cash in the prior period was for capital expenditures.


                                  Seq. Page 10

Net cash provided by financing activities was $248,673 and $136,218 during the six months ended October 31, 2005 and 2004, respectively. The net cash provided during both periods was primarily the result of proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 7.75% at October 31, 2005. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and is available, if needed, to fund any unforeseen expenses.

As of October 31, 2005, the Company had cash and cash equivalents of $1,904,645 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. To date, expenses associated with the development of the Flowerfield property, which have been capitalized, total $4,651,417. As of October 31, 2005, the portion of those expenses attributable to the residential golf course community amount to $2,376,083. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $1,425,079 at October 31, 2005. In the subsequent quarter, as a result of the condemnation of the Company's Flowerfield property by the State University of New York at Stony Brook, the Company will record a receivable of $26.3 million and write off costs attributable to the residential golf course community and the majority of other land development costs.

                                                         October 31,
                                                   -----------------------
                                                      2005         2004
                                                   ----------   ----------
     Current assets:
       Cash and cash equivalents                   $1,904,645   $1,005,026
       Rent receivable, net                            93,695      196,693
       Mortgage receivable                                  0    1,800,000
       Net prepaid expenses and other assets          163,244      174,025
                                                   ----------   ----------
           Total current assets                     2,161,584    3,175,744
                                                   ----------   ----------

     Current liabilities:
       Accounts payable and accrued expenses          286,577      187,551
       Tenant security deposits payable               218,523      202,180
       Income taxes payable                           231,405            0
       Current portion of loans payable                     0        7,411
                                                   ----------   ----------
           Total current liabilities                  736,505      397,142
                                                   ----------   ----------

     Working capital                               $1,425,079   $2,778,602
                                                   ==========   ==========

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

Item 3 CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                  Seq. Page 11

Part II Other Information

Items 1 through 5 are not applicable to the three months ended October 31, 2005.

Item 6 Exhibits

3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. incorporated herein by reference to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on September 5, 2001.

3.2 Restated By-laws of Gyrodyne Company of America, Inc. incorporated herein by reference to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 5, 2005.

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


                                GYRODYNE COMPANY OF AMERICA, INC.


Date: December 09, 2005         /S/ Stephen V. Maroney
                                ----------------------
                                Stephen V. Maroney
                                President, Chief Executive Officer and Treasurer


Date: December 09, 2005         /S/ Frank D'Alessandro
                                ----------------------
                                Frank D'Alessandro
                                Controller


                                  Seq. Page 12