Form 10QSB
period 2006-01-31
GYRODYNE CO OF AMERICA INC
filed 2006-03-10
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended      JANUARY 31, 2006
                                             --------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,237,219 shares of common stock, par value $1.00 per share, as of January 31, 2006

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                         QUARTER ENDED JANUARY 31, 2006



                                                                       Seq. Page

Form 10-QSB Cover                                                            1

Index to Form 10-QSB                                                         2

Part I Financial Information                                                 3

Item I Financial Statements                                                  3

Consolidated Balance Sheet (unaudited)                                       3

Consolidated Statements of Operations (unaudited)                            4

Consolidated Statements of Cash Flows (unaudited)                            5

Footnotes to Consolidated Financial Statements                               6

Item 2 Management's Discussion and Analysis or Plan of Operation             8

Item 3 Controls and Procedures                                              12

Part II - Other Information                                                 12

Item 4 Submission of Matters to a Vote of Security Holders                  12

Item 6 Exhibits                                                             13

Signatures                                                                  13


                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                         January 31,
------                                                                            2006
                                                                              ------------
REAL ESTATE
 Rental property:
   Land                                                                       $      3,017
   Building and improvements                                                     2,811,138
   Machinery and equipment                                                         146,842
                                                                              ------------
                                                                                 2,960,997
 Less accumulated depreciation                                                   2,483,671
                                                                              ------------
                                                                                   477,326
                                                                              ------------

 Land held for development                                                         558,466
                                                                              ------------

      Total real estate, net                                                     1,035,792

CASH AND CASH EQUIVALENTS                                                        1,346,183
RENT RECEIVABLE, net of allowance for doubtful accounts of $48,813                  79,490
CONDEMNATION ADVANCE PAYMENT RECEIVABLE                                         26,898,977
PREPAID EXPENSES AND OTHER ASSETS                                                  198,158
PREPAID PENSION COSTS                                                            1,162,504
                                                                              ------------
     Total Assets                                                             $ 30,721,104
                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable and accrued expenses                                       $    843,492
  Tenant security deposits payable                                                 165,472
  Income taxes payable                                                             153,416
  Deferred income taxes                                                          9,889,135
                                                                              ------------
      Total liabilities                                                         11,051,515
                                                                              ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
     1,531,086 shares issued                                                     1,531,086
 Additional paid-in capital                                                      8,032,134
 Retained earnings                                                              11,946,855
                                                                              ------------
                                                                                21,510,075
  Less the cost of 293,867 shares of common stock held in the treasury          (1,840,486)
                                                                              ------------
      Total stockholders' equity                                                19,669,589
                                                                              ------------
      Total liabilities and stockholders' equity                              $ 30,721,104
                                                                              ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Nine Months Ended            Three Months Ended
                                                        January 31,                  January 31,
                                                 -------------------------    -------------------------
                                                     2006          2005           2006          2005
                                                 -----------   -----------    -----------   -----------
REVENUE FROM RENTAL PROPERTY                     $ 1,313,177   $ 1,534,315    $   332,477   $   506,771
                                                 -----------   -----------    -----------   -----------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                                  155,573       114,742         74,664        39,508
  Operating and maintenance                          320,108       518,877        138,607       197,496
  Interest expense                                         0        29,516              0        10,523
  Depreciation                                        53,048        54,175         15,677        18,059
                                                 -----------   -----------    -----------   -----------
TOTAL RENTAL PROPERTY EXPENSES                       528,729       717,310        228,948       265,586
                                                 -----------   -----------    -----------   -----------

INCOME FROM RENTAL PROPERTY                          784,448       817,005        103,529       241,185
                                                 -----------   -----------    -----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES                1,567,291     1,291,093        697,383       513,787
                                                 -----------   -----------    -----------   -----------

OTHER INCOME:
  Gain on condemnation of property                20,710,339             0     20,710,339             0
  Gain on sale of real estate                      1,136,705        87,439              0        87,439
  Gain on sale of equipment                                0        12,000              0        12,000
  Interest on condemnation advance payment           583,977             0        583,977             0
  Interest income                                     43,034        80,380         12,153        26,260
                                                 -----------   -----------    -----------   -----------
TOTAL OTHER INCOME                                22,474,055       179,819     21,306,469       125,699
                                                 -----------   -----------    -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                 21,691,212      (294,269)    20,712,615      (146,903)

PROVISION (BENEFIT) FOR INCOME TAXES               8,676,485      (117,708)     8,285,046       (58,762)
                                                 -----------   -----------    -----------   -----------

  NET INCOME (LOSS)                              $13,014,727   $  (176,561)   $12,427,569   $   (88,141)
                                                 ===========   ===========    ===========   ===========

  NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                        $     10.61   $     (0.15)   $     10.08   $     (0.07)
                                                 ===========   ===========    ===========   ===========
    Diluted                                      $     10.23   $     (0.15)   $      9.75   $     (0.07)
                                                 ===========   ===========    ===========   ===========

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
      Basic                                        1,227,119     1,170,902      1,232,871     1,186,418
                                                 ===========   ===========    ===========   ===========
      Diluted                                      1,272,195     1,170,902      1,274,648     1,186,418
                                                 ===========   ===========    ===========   ===========

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                               January 31,
                                                                       ----------------------------
                                                                           2006            2005
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $ 13,014,727    $   (176,561)
                                                                       ------------    ------------
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                          85,796          85,978
      Bad debt expense                                                       18,000          54,000
      Deferred income taxes                                               8,284,135        (117,708)
      Pension expense                                                        87,022         169,151
      Gain on condemnation of property                                  (20,710,339)              0
      Gain on sale of equipment                                                   0         (12,000)
      Gain on sale of real estate                                        (1,136,705)        (87,440)
      Changes in operating assets and liabilities:
      Increase in assets:
        Land development costs                                             (256,434)       (650,258)
        Accounts receivable                                                 (35,181)       (110,119)
        Interest receivable on condemnation advance payment                (583,977)              0
        Prepaid expenses and other assets                                   (47,784)       (193,722)
        Prepaid pension costs                                               (50,000)              0
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                               125,123         (16,488)
        Income taxes payable                                                153,416           6,885
        Tenant security deposits                                            (63,812)         12,636
                                                                       ------------    ------------
      Total adjustments                                                 (14,130,740)       (859,085)
                                                                       ------------    ------------
      Net cash used in operating activities                              (1,116,013)     (1,035,646)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                               (3,080)        (13,394)
   Proceeds from sale of equipment                                                0          12,000
   Proceeds from mortgage receivable                                      1,300,000         100,000
                                                                       ------------    ------------
      Net cash provided by investment activities                          1,296,920          98,606
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                                 (5,558)         (7,956)
  Proceeds from exercise of stock options                                   326,429         625,079
                                                                       ------------    ------------
      Net cash provided by financing activities                             320,871         617,123
                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents                        501,778        (319,917)

Cash and cash equivalents at beginning of period                            844,405       1,562,643
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $  1,346,183    $  1,242,726
                                                                       ============    ============

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended January 31, 2006 and 2005.

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

The results of operations for the three and nine month periods ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The following is a reconciliation of the weighted average shares:

                                       Nine months ended     Three Months Ended
                                           January 31,           January 31,
                                      --------------------  --------------------
                                         2006       2005       2006       2005
                                      ---------  ---------  ---------  ---------
     Basic                            1,227,119  1,170,902  1,232,871  1,186,418
     Effect of dilutive securities       45,076          0     41,777          0
                                      ---------  ---------  ---------  ---------
     Diluted                          1,272,195  1,170,902  1,274,648  1,186,418
                                      =========  =========  =========  =========

4.  Condemnation Proceedings:

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed the requisite deed with the Suffolk County Clerk's Office and vested title in 245 acres of our Flowerfield property in Stony Brook / Saint James, N.Y. This action was taken by the University pursuant to the Eminent Domain Procedural Law (EDPL) which governs condemnation authority in the State of New York. Earlier actions by the University included an Advance Payment Notice which proposed to acquire the subject acreage for a total purchase price of $26.3 million. The Company rejected that proposal since it did not represent the current value of the property and filed notice that it will pursue additional compensation in the New York State Court of Claims where valuation disputes are litigated. Payment of the $26.3 million amount, which the Company has elected under the EDPL to accept as an advance payment, is due and payable to the Company within a reasonable and practical timeframe and has been accrued as of January 31, 2006. Under current law, both the advance payment and any additional award from the Court of Claims bear interest at the rate of 9% simple interest from the date of the taking. As of January 31, 2006, $583,977 of interest has been accrued and is included in the condemnation advance payment receivable. The estimated gain resulting from the condemnation of the property, based upon the advance payment of $26.3 million, is approximately $20.7 million. The rental revenue lost from tenants who occupied a portion of the condemned property is approximately $52,000 a month.


                                  Seq. Page 6

According to Section 1033 of the Internal Revenue Code, if the Company were to replace the condemned property with like kind property within three years (or such extended period if requested and approved by the Internal Revenue Service at its discretion) after the close of the current fiscal year, the Company may defer the recognition of the gain and defer paying tax until the newly acquired property is disposed of. Whether any taxable income is recognized depends on whether the Company uses the proceeds to purchase replacement property. As a result of the condemnation of the Flowerfield property, the Company has accrued a termination fee to DPMG Inc., dba Landmark National, related to a contractual agreement to design and build a golf course as part of the proposed residential community at Flowerfield. At January 31, 2006, $500,000 has been accrued in connection with the termination fee.

5.  Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Revolving Credit Note:

The Company has $1,750,000 available under a revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 8.50% at January 31, 2006. The line is secured by certain real estate and expires on June 1, 2006. As of statement date, there is a zero balance under this credit facility.

7. Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended January 31, 2005 to conform to the classification used in the current fiscal year.

8. Stock Options:

In December 2004, the FASB issued Statement No. 123(R), ("FAS 123(R)") "Share-Based Payment". This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements. Public entities filing as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period beginning after December 15, 2005. Prior to adopting FAS 123(R), the Company elected the disclosure only provision of FAS 123 in accounting for employee stock options. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three and the nine months ended January 31, 2005 consistent with the provisions of SFAS 123, the net effect on net income (loss) and net income
(loss) per share would not have been material. The Company had no share based compensation expense for the three and nine months ended January 31, 2006.

9.  Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and nine months ended January 31, 2006 and 2005:

                                                  Nine Months Ended           Three Months Ended
                                                     January 31,                 January 31,
                                               ------------------------    ------------------------
                                                  2006          2005          2006          2005
                                               ----------    ----------    ----------    ----------
     Pension Benefits
     Service Cost                              $  103,820    $   97,475    $   34,607    $   32,492
     Interest Cost                                 93,957        96,870        31,319        32,290
     Expected Return on Plan Assets              (171,168)     (124,372)      (57,056)      (41,458)
     Amortization of Prior-Service Cost            54,553        54,123        18,184        18,615
     Amortization of Net Loss                       5,860        45,055         1,953        15,019
                                               ----------    ----------    ----------    ----------

     Net Periodic Benefit Cost After
      Curtailments and Settlements             $   87,022    $  169,151    $   29,007    $   56,958
                                               ==========    ==========    ==========    ==========

During the nine months ended January 31, 2006, the Company made a $50,000 contribution to the plan. The Company has no minimum required contribution for the April 30, 2006 plan year.


                                  Seq. Page 7

10.  Recent Accounting Pronouncements:

In March 2005, the FASB issued Financial Interpretation Number ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a significant impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a significant impact on our results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. SFAS No. 155 improves financial reporting by eliminating the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be split into two. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS No. 155 is not expected to have a material impact on our financial condition or results of operations.

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

Revenue Recognition
-------------------

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts


                                  Seq. Page 8
contractually due, if any, is included in deferred rents receivable on the Company's balance sheets. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

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

Real estate held for development is stated at the lower of cost or net realizable value. In addition to land, any future land development and construction costs as well as real estate held for development, will include interest, real estate taxes and related development and construction overhead costs which will be capitalized during the development and construction period.

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

Condemnation Proceedings
------------------------

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed the requisite deed with the Suffolk County Clerk's Office and vested title in 245 acres of our Flowerfield property in Stony Brook / Saint James, N.Y. This action was taken by the University pursuant to the Eminent Domain Procedural Law (EDPL) which governs condemnation authority in the State of New York. Earlier actions by the University included an Advance Payment Notice which proposed to acquire the subject acreage for a total purchase price of $26.3 million. The Company rejected that proposal since it did not represent the current value of the property and filed notice that it will pursue additional compensation in the New York State Court of Claims where valuation disputes are litigated. Payment of the $26.3 million amount, which the Company has elected under the EDPL to accept as an advance payment, is due and payable to the Company within a reasonable and practical timeframe. Under current law, both the advance payment and any additional award from the Court of Claims bear interest at the rate of 9% simple interest from the date of the taking, November 2, 2005. As we have reported in earlier disclosures on the potential


                                  Seq. Page 9
condemnation of all or some of the Flowerfield acreage, the Court of Claims, among other things, reviews the highest and best use of the property and the probability that the highest and best use could have been achieved. Although we cannot predict the outcome of our action in the Court of Claims or the potential that the University or the State of New York will attempt to negotiate a settlement, we are confident that the Company can present a credible case for additional compensation for the condemned property.


   RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006
         AS COMPARED TO THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005

The Company is reporting net income of $12,427,569 for the quarter ended January 31, 2006 compared to a net loss of $88,141 for the same period last year and net income of $13,014,727 for the nine month period then ended compared to a net loss of $176,561 for the first nine months of last year.

Diluted per share earnings and (losses) amounted to $9.75 and $(0.07) for the three months ended January 31, 2006 and 2005, respectively, and $10.23 and $(0.15) for the nine month periods of 2006 and 2005, respectively.

The current period results are primarily attributable to a $26,315,000 "Advance Payment" notification in connection with the condemnation of 245 acres of the Company's Flowerfield property located in Stony Brook/Saint James, New York. The property, which has been under the threat of an eminent domain taking, was condemned by the State University of New York at Stony Brook (Stony Brook University) on November 2, 2005. A detailed description surrounding that event is outlined in Footnote 4 of this filing. Additionally, as previously reported in our prior quarterly filing, the Company received payment of $1,300,000 representing the remaining balance on a loan secured by a mortgage held on certain properties sold in fiscal 2003.

Revenue from rental property declined during both reporting periods and was mainly a result of the aforementioned condemnation which included a 45,000 square foot building occupied by two major tenants. For the current three month period, revenue amounted to $332,477, a decrease of $174,294 when compared to the $506,771 reported for the same period last year. Of that total decrease, the two tenants lost via the condemnation accounted for $136,917. The balance of the quarterly decline in revenue was primarily attributable to a lease termination by one tenant. Revenue amounted to $1,313,177 and $1,534,315 for the nine months ending January 31, 2006 and 2005, respectively, a decrease of $221,138 for the period. Of that total decrease, $125,983 was attributable to the two tenants lost via the condemnation and $99,900 was related to two other tenants who terminated their occupancy at Flowerfield.

Rental property expenses declined in both the three and nine month reporting periods totaling $228,948 and $528,729, respectively, for the current year and $265,586 and $717,310, respectively, for the same periods during the prior year. There were several contributing factors to the three month variance of $36,638; salaries and benefits decreased by $25,041, fuel costs were reduced by $10,287 due to a milder winter, insurance premiums were reduced by $9,937, security services and outside service costs related to property management were also reduced by $8,705 and $11,085, respectively. Interest expense also declined by $10,523 as a result of the Company having no borrowings outstanding against its revolving credit facility. These decreases were partially offset by increased real estate taxes of $35,156 which reflect the fact that pre condemnation real estate taxes were capitalized to land development costs. For the nine months ending January 31, 2006, expenses decreased by $188,581. Contributing factors include the aforementioned decrease in salaries and benefits of $60,285, a reduction in insurance premiums of $82,075, savings in security services of $25,236 and a decrease in interest expense of $29,516 which again reflects the fact that there were no outstanding borrowings against the Company's revolving credit facility. The decrease in salaries and benefits is the result of a downsizing in staffing levels and the reduction in insurance premiums is attributable to the collection of $54,577 in tenant billings; the Company was also able to reduce annual premiums by $27,498. In addition, maintenance and repairs were below the prior year by $22,716 primarily reflecting a decrease in air conditioning repair and maintenance of $16,786. The only major increase from the prior year is reflected in the aforementioned pre condemnation real estate taxes in the amount of $40,831.

As a result of the foregoing, income from rental property declined for both the three and nine month reporting periods, totaling $103,529 compared to $241,185 for the quarter ending January 31, 2006 and 2005, respectively, and $784,448 and $817,005 for the nine month periods of 2006 and 2005, respectively. Based on the condemnation, we anticipate the current quarter results to be fairly reflective of the future earnings capacity of the remaining rental property operation.

General and administrative expenses increased for the quarter ended January 31, 2006, totaling $697,383 compared to $513,787 for the same period last year. The $183,596 increase was attributable to several factors primarily comprised of expenses relating to the annual meeting and legal and financial consulting fees related to the development of the Company's strategic plan totaling $157,218, and condemnation costs of $48,288. There were also additional directors fees of $15,923 primarily due to an increase in the number of Board meetings held in the current quarter as well as increased salaries and benefits of $7,771, and insurance premium increases of $8,971. Offsetting the foregoing were decreases in bad debt expense and pension costs of $42,000 and $27,951, respectively. For the current nine month period, expenses increased by $276,198 and totaled $1,567,291 compared to $1,291,093 during the prior year. Major contributing factors included the aforementioned quarterly expenses for annual meeting and legal and financial consulting fees as well as condemnation costs. Expenses for the nine month period also included $116,130 in fees associated with the


                                  Seq. Page 10
engagement of investment bankers. The additional costs over the prior year also included similar increases to the quarterly results with an increase of $17,995 in salaries and benefits, insurance premium increases of $26,915, and directors fees of $27,678. Legal and consulting expenses also increased by $19,531. Similar declines to the third quarter were also recorded during the nine month period reflecting decreases in pension costs and bad debt expenses of $82,130 and $36,000, respectively.

Other income for the reporting period includes primarily the "Advance Payment" from the condemnation, net of certain capitalized expenses and the carrying value of the subject real estate which totaled $5,604,661 and the proceeds from the mortgage payment mentioned above. The net gain before tax from the condemnation amounted to $20,710,339 and is reflected in both the three and nine month results. For the three month period ended January 31, 2006, other income totaled $21,306,469 reflecting the accrual of the aforementioned condemnation payment plus interest on the Advance Payment totaling $583,977 which is based on the statutory rate of 9% established by New York State law; other income totaled $125,699 for the same quarter during the prior year. For the nine month period ending January 31, 2006, other income totaled $22,474,055, reflecting the same accrued receivables described in the quarterly results. In addition, the year to date results include $1,136,705 related to the proceeds from the mortgage payment mentioned earlier in this report.

As a result, the Company is reporting income before taxes totaling $20,712,615 and $21,691,212 for the three and nine months ended January 31, 2006, respectively, compared to a loss before taxes of $146,903 and $294,269 for the three and nine month periods ended January 31, 2005, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,116,013 and $1,035,646 during the nine months ended January 31, 2006 and 2005, respectively. The principal use of cash in the current period was primarily related to proceeds received from the gain on sale of real estate. The primary use of cash in the prior year were funds used in connection with planning and pre-construction costs associated with land development plans for the golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential condemnation of the Company's property by Stony Brook University.

Net cash provided by investing activities was $1,296,920 and $98,606 during the nine months ended January 31, 2006 and 2005, respectively. The cash provided by investing activities in the current period represents payment in full of the Company's mortgage receivable while the cash provided by investing activities in the prior period was primarily from a partial payment of the aforementioned mortgage receivable.

Net cash provided by financing activities was $320,871 and $617,123 during the nine months ended January 31, 2006 and 2005, respectively. The net cash provided during both periods was primarily the result of proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank at a rate of prime plus one percent which was 8.50% at January 31, 2006. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and is available, if needed, to fund any unforeseen expenses.

As of January 31, 2006, the Company had cash and cash equivalents of $1,346,183 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $27,324,355 at January 31, 2006. As a result of the condemnation of the Company's Flowerfield property by Stony Brook University, the Company recorded a receivable of $26.9 million which includes the principal of $26.3 million plus interest, and wrote off costs attributable to the residential golf course community and other land development costs totaling $5.6 million. Net prepaid expenses and other assets shown in the accompanying chart does not include $36,073 and $77,079 of furniture and fixtures and loan origination fees for the nine months ended January 31, 2006 and 2005, respectively.


                                  Seq. Page 11

                                                            January 31,
                                                     -------------------------
                                                         2006          2005
                                                     -----------   -----------
     Current assets:
       Cash and cash equivalents                     $ 1,346,183   $ 1,242,726
       Rent receivable, net                               79,490       149,201
       Condemnation receivable                        26,898,977             0
       Mortgage receivable                                     0     1,700,000
       Net prepaid expenses and other assets             162,085       318,892
                                                     -----------   -----------
           Total current assets                       28,486,735     3,410,819
                                                     -----------   -----------

     Current liabilities:
        Accounts payable and accrued expenses            843,492       251,512
        Tenant security deposits payable                 165,472       207,612
        Income taxes payable                             153,416             0
        Current portion of loans payable                       0         7,411
                                                     -----------   -----------
            Total current liabilities                  1,162,380       466,535
                                                     -----------   -----------

     Working capital                                 $27,324,355   $ 2,944,284
                                                     ===========   ===========

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The land is currently the subject of a change of zone application for a mixed use of residential, commercial and industrial development. We have no current forecast as to the likelihood of, or the timing required to achieve, these entitlements that might impact the Grove's value.

(c) OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3 CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Items 1 through 3 and item 5 are not applicable to the three months ended January 31, 2006.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting for Fiscal Year 2005 was held on December 9, 2005. On each matter submitted to shareholders, the votes were as follows:


                                  Seq. Page 12

To elect two directors, Elliot H. Levine and Robert H. Beyer to serve for a term of three years or until their successors shall be elected and shall qualify:
Elliot H. Levine; votes for 972,403, votes withheld 68,013; Robert H. Beyer; votes for 795,013, votes withheld 245,403.

Messrs. Lamb, Maroney, Palmedo, Smith and Macklin continue to serve as directors in accordance with their terms of office.

To ratify the engagement of Holtz Rubenstein Reminick, LLP as independent certified public accountants and auditors for the fiscal year ending April 30, 2006; votes for 894,403, votes against 3,254, votes abstain 142,759.

Approval of the amendment of Gyrodyne's by-laws to allow shareholders holding an aggregate of at least 30% of the outstanding shares of Gyrodyne common stock to call special meetings; votes for 685,101, votes against 33,887, votes abstain 863.

Approval of the shareholder proposal to engage promptly an investment banking firm to pursue a sale of the Company; votes for 221,511, votes against 488,134, votes abstain 10,206.


Item 6 Exhibits

3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. incorporated herein by reference to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on September 5, 2001.

3.2    Amended and Restated By-laws of Gyrodyne Company of America, Inc.

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


                                   GYRODYNE COMPANY OF AMERICA, INC.


     Date: March 09, 2006               /S/ Stephen V. Maroney
                                        ----------------------
                                        Stephen V. Maroney
                                        President, Chief Executive Officer
                                         and Treasurer


     Date: March 09, 2006               /S/ Frank D'Alessandro
                                        ----------------------
                                        Frank D'Alessandro
                                        Controller



                                  Seq. Page 13