Form 10-K
period 2006-04-30
GYRODYNE CO OF AMERICA INC
filed 2006-07-31
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended APRIL 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to ________________

                          Commission file number 0-1684

                        GYRODYNE COMPANY OF AMERICA, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                  11-1688021
                --------                                  ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

 1 FLOWERFIELD, SUITE 24, ST. JAMES, NY                     11780
 --------------------------------------                     -----
 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (631) 584-5400


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant on October 31, 2005 was $45,912,158. The aggregate market value was computed by reference to the closing price of the common stock, on such date, on the NASDAQ system.

On July 15, 2006, 1,237,219 shares of the Registrant's common stock, par value $1 per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               INDEX TO FORM 10-K
                                FISCAL YEAR 2006


ITEM #                                                                      PAGE
------                                                                      ----

PART I
         1 -Business                                                         3
        1A -Risk Factors                                                     5
        1B -Unresolved Staff Comments                                        9
         2 -Properties                                                       9
         3 -Legal Proceedings                                                10
         4 -Submission of Matters to a Vote of Security Holders              10

PART II
         5 -Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
            Equity Securities                                                10
         6 -Selected Financial Data                                          12
         7 -Management's Discussion and Analysis of Financial
            Condition and Results of Operation                               13
        7A -Quantitative and Qualitative Disclosures About Market Risk       18
         8 -Financial Statements and Supplementary Data                      18
         9 -Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              19
        9A -Controls and Procedures                                          19
        9B -Other Information                                                19

PART III
        10 -Directors and Executive Officers of the Registrant               19
        11 -Executive Compensation                                           21
        12 -Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       24
        13 -Certain Relationships and Related Transactions                   26
        14 -Principal Accountant Fees and Services                           27

PART IV
        15 -Exhibits and Financial Statement Schedules                       27
           -Signatures

                                     PART I

Item 1 Business

The statements made in this Form 10-K that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate and other risks detailed from time to time in the Company's SEC reports. The Company assumes no obligation to update the information in this Form 10-K.

Business Development
--------------------

Gyrodyne Company of America, Inc. (the "Company") was organized in 1946 as a corporation under the laws of the State of New York. The Company's headquarters are located at 1 Flowerfield, Suite 24, St. James, New York 11780. Its main phone number is (631) 584-5400. The Company maintains a website at www.gyrodyne.com.

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy. Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation. The Company has since concentrated its efforts on the development of its real estate holdings in St. James, New York. The converted buildings consist of approximately 127,392 rentable square feet housing 48 tenants in space suitable for office, engineering, manufacturing, and warehouse use. The property, which is known as Flowerfield, consists of 68 acres. Approximately 10 acres are utilized for the rental property and the balance of 58 remains undeveloped.

In 1965, the Company acquired a 20% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership, which owns a 3,500+ acre citrus grove located in Palm Beach County, Florida, for a purchase price of $1.1 million. The Company's percentage interest has since been diluted to approximately 10.93%. The investment has yielded distributions of approximately $5.5 million in the aggregate. Over the last several years, real estate values have escalated in Palm Beach County, Florida, and the property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by state and local municipal authorities.

On June 17, 2005, the Company retained the investment banking firm of Coady Diemar Partners to assist management and the Board of Directors in reviewing the Company's strategic options. On December 9, 2005, the Company presented at its 2005 annual shareholders meeting a strategic plan for the future direction of the Company. The objective of the plan is to position the Company so that it is best able to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of the Company's shareholders in a tax efficient manner. The plan calls for achieving this objective by pursuing a conversion to a real estate investment trust ("REIT"), disposition and redeployment of the assets of the Company in a tax efficient manner, maximization of the value for the remaining 68 acres at Flowerfield, and vigorous pursuit of maximum value from the State of New York for the portion of Flowerfield taken by eminent domain. If the Company converts to a REIT, the Company generally will not be subject to New York State and U.S. federal corporate income taxes on income and gain generated after the date May 1, 2006 from investments in real estate that the Company distributes to its shareholders, thereby reducing the Company's corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of distributions under Gyrodyne's current status as a C corporation.

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in approximately 245.5 acres of the Flowerfield Property pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the property. Under the EDPL, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment subject to the courts discretion.

On May 1, 2006, the Company filed a Notice of Claim with the Court of Claims of the State of New York seeking $158 million in damages from the State of New York resulting from the eminent domain taking by the University of the 245.5 acres of the Flowerfield property. See "Legal Proceedings".

The Company invested $26,315,000 in short term U.S. Government securities and interest bearing deposits which were valued at $26,184,383 and $238,593, respectively, as of April 30, 2006. Subsequently, upon maturity, approximately $22,000,000 was invested in securitized U.S. Government Agency issues with an effective duration of between two and three years and are qualified REIT investments. The balance of the funds were placed in short term U.S. Government securities and interest bearing deposits.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

Description of the Company's Business
-------------------------------------

The Company manages its real estate operations and is a passive investor as a limited partner in the Callery Judge Grove, L.P., which owns a large citrus grove in Palm Beach County, Florida. The Company currently has a total of 8 full time employees involved in support of the real estate operation and development plans. Competition among industrial and office rental properties on Long Island is intense. There are numerous commercial properties that compete with the Company in attracting tenants, many of which are substantially larger than the Company. See Item 1A, "Risk Factors" for a discussion of risk factors, and Item 2, "Properties" for a discussion regarding dependence on major tenants.

Real Estate
-----------

Gyrodyne owns a 68 acre site, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates.

The Company currently has 127,392 square feet of rentable space located on approximately 10 acres of developed property. As of April 30, 2006, there were 48 tenants renting space with an annual base rent of $1,176,485. The majority of the Company's leases, 43 out of 48, are one year leases and represent approximately 66.5% of the total annual rent.

The Flowerfield property is located in Smithtown Township. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During the fiscal year ended April 30, 2006 ("Fiscal Year 2006"), the Company had no material expenses related to environmental issues.

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

Competition
-----------

All of the rental properties owned by the Company are located in St. James, New York on the North Shore of Long Island in Smithtown Township. The Company competes in the leasing of office, engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company. Principal factors of competition in the Company's rental property business are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company's ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. The Company believes that the attractive location of its rental properties in St. James, New York gives it a competitive advantage.

Environmental Matters
---------------------

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof. No assurance can be given, however, that environmental regulations will not in the future have a materially adverse effect on the Company's operations.

Insurance
---------

The Company carries comprehensive liability, property and umbrella insurance coverage which includes fire and business interruption insurance and covers all of its rental properties. The Company believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the company's management, its rental properties are adequately insured.

Major Customers
---------------

For the year ended April 30, 2006, rental income from the three largest tenants represented 11%, 9% and 9% of total rental income.
For the year ended April 30, 2005, rental income from the three largest tenants represented 14%, 13% and 10% of total rental income. For the year ended April 30, 2004, rental income from the three largest tenants represented 17%, 13% and 12% of total rental income.

Item 1A Risk Factors

An investment in the Company's common stock involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in the Company's securities. If any of these risks actually occur, the business, operating results, prospects and financial condition could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S REAL PROPERTY BUSINESS GENERALLY

The Company's real property business is subject to General Risks Associated With Ownership of Real Property for Investment

The Company is subject to all of the risks inherent in investing in real estate, which may include, without limitation, neighborhood property values, general and local economic and social conditions, financial resources of tenants, vacancies, rent strikes, changes in tax, zoning, building, environmental and other applicable laws, federal and local rent control laws, real property tax rates, changes in interest rates and the availability of mortgage funds which may render the sale of properties difficult or unattractive. Such risks also include fluctuations in occupancy rates, rent schedules and operating expenses which could adversely affect the value of our real property interests. There can be no assurance of profitable operations from the ownership and management of the Company's real property interests.

Illiquidity of real estate investments and the tax effect of dispositions could significantly impede the Company's ability to sell assets or to respond to favorable or adverse changes in the performance of its property.

Because real estate investments are relatively illiquid, the Company's ability to sell promptly all or any portion of its Flowerfield property in response to changing economic, financial and investment conditions may be limited.

The Company may sell some of its properties from time to time in the future. However, the Company cannot predict whether it will be able to sell any property for the price or on the terms it sets, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. The Company also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

Certain of the Company's properties have low tax bases relative to their fair market value, and accordingly, the sale of such assets would generate significant gains which would generally be recognized for tax purposes unless the assets were sold under a non-recognition provision of the Code that allows a taxpayer, in effect, to defer the recognition of gain from a sale.

RISKS ASSOCIATED WITH THE COMPANY'S RENTAL PROPERTY OPERATIONS

Costs of operating the Company's properties can rise faster than its ability to increase rental income.

Costs of operating the Company's properties, such as real estate taxes, utilities, insurance, maintenance and other costs, can rise faster than its ability to increase rental income. While the Company does receive some additional rent from its tenants that is based on recovering a portion of the operating expenses, generally increased operating expenses will negatively impact the Company's net operating income from the properties. The Company's revenues and expense recoveries are subject to leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. As leases expire, the Company tries either to relet the space to the existing tenant or attract a new tenant to occupy the space. In either case, the Company likely will incur significant costs in the process, including potentially substantial tenant improvement expense or lease incentives. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease signed likely will not be as favorable to the Company as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

The profitability of the Company's rental operations could be materially impacted by the financial health of the regional economy generally.

All of the Company's rental properties are located on Long Island in St. James, New York. The concentration of all the Company's rental properties in one location exposes it to greater economic risks than if it owned properties in several geographic regions. The Company is susceptible to the potential for adverse developments in the Long Island economy (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, infrastructure quality, New York state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and New York regional office space market (such as oversupply of or reduced demand for office space). The State of New York in general, and Long Island in particular, is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in New York. Long Island is also characterized by a recognized shortage of affordable workforce housing, which could adversely impact the location decisions of businesses. Any adverse economic or real estate developments on Long Island, or any decrease in demand for office space resulting from New York's regulatory environment or business climate, could adversely impact the Company's financial condition, results of operations, cash flow, and the per share trading price of its common stock. The Company cannot assure you of the continued growth of the Long Island economy or the Company's future growth rate.

The Company is subject to Federal, state and local laws and regulations that could impact its operations and profitability.

There are a number of government regulations, including zoning, tax and accessibility laws that apply to the ownership and operation of real estate properties. Compliance with existing and newly adopted regulations may require the Company to incur significant costs on its properties. Federal, state and local laws and regulations relating to the protection of the environment may require an owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect the Company's ability to sell or lease a property or to borrow funds using a property as collateral.

The market for commercial rental space is highly competitive.

An oversupply of space in the Company's geographic market would typically cause rental rates and occupancies to decline, making it more difficult for the Company to lease space at attractive rental rates. In order to maintain the quality of its rental properties and successfully compete against other rental properties, the Company periodically spends money to maintain, repair and renovate its rental properties. If the Company's properties are not as attractive to tenants (in terms of rents, services, condition or location) as other properties that compete with it, the Company could lose tenants to those properties or receive lower rental rates.

RISKS ASSOCIATED WITH THE COMPANY'S INVESTMENT IN CALLERY-JUDGE GROVE, L.P.

The Company owns a 10.93% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership (the "Partnership"), which owns a 3,500+ acre citrus grove located in Palm Beach County, Florida. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by state and local municipal authorities. The Company faces several risks inherent in ownership of a minority interest in a limited partnership.

The Company is limited in its ability to transfer its interest in the Partnership.

Interests in the Partnership are not freely transferable. They can only be assigned or transferred upon the terms and conditions set forth in the limited partnership agreement. Those restrictions may at times preclude a transfer of the Company's interest. The Company may not transfer its interest without prior written notice to, and receiving consent, in writing and at the sole discretion, of the Partnership's managing partner. The transferee must also provide the Partnership's general partner with an opinion of counsel that the transfer will not violate any securities, tax or other laws or rules and will not affect the tax status or treatment of the Partnership. No public market for the Partnership's interests exists or is contemplated in the foreseeable future.

Since limited partners do not participate in management of the Partnership's business, the Company must rely on the Managing Partner to adequately manage the Partnership's affairs.

The Company does not participate in the management or control of the Partnership or the conduct of its business. The Company has only limited voting rights with respect to the Partnership's affairs. The Company must rely upon the fiduciary responsibility and judgment of the managing partner of the Partnership to manage the Partnership's affairs in the best interests of the limited partners.

The Partnership may terminate early, which could disrupt the Company's overall investment portfolio plan.

Unforeseen circumstances, including withdrawal of the Partnership's general partner, could cause the Partnership to terminate prior to its stated termination date of October 14, 2019. Early termination of the Partnership could disrupt the Company's overall investment portfolio plan.

RISKS ASSOCIATED WITH THE COMPANY'S INVESTMENT IN AGENCY HYBRID MORTGAGE-BACKED SECURITIES

Changes in interest rates could negatively affect the value of the Company's mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to the Company's shareholders under a REIT structure.

The Company invests in agency hybrid mortgage-backed securities and it currently intends to continue this investment strategy. Under a normal yield curve, an investment in mortgage-backed securities will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the mortgage-backed securities the Company owns, those guarantees do not protect the Company from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to the shareholders under a REIT structure.

Market values of mortgage-backed securities may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

Increased levels of prepayments from mortgage-backed securities may decrease the Company's net interest income.

Pools of mortgage loans underlie the mortgage-backed securities that the Company acquires. The Company generally receives payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in repayments of principal that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could harm the Company's profitability. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

While the Company seeks to minimize prepayment risk to the extent practical, in selecting investments the Company must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate the Company from prepayment risk.

RISKS RELATING TO THE COMPANY'S REAL ESTATE INVESTMENT TRUST (REIT) CONVERSION STRATEGY

If the Company fails to qualify as a REIT or fails to remain qualified as a REIT, it will have reduced funds available for distribution to its shareholders and the Company's income will be subject to taxation at regular corporate rates.

The Company may be unsuccessful in its efforts to qualify as a REIT.

The Company's board of directors has authorized it to take the steps necessary to elect to be taxed as a REIT. Currently, the Company plans on electing REIT status on December 31, 2006, effective as of May 1, 2006. There can be no assurance that the Company will be organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, or that the Company's proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the Company's circumstances, no assurance can be given that the Company will so qualify for any particular year. The Company does not intend to request a ruling from the Internal Revenue Service as to its qualification as a REIT.

Furthermore, the Company's qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. The Company's ability to satisfy the asset tests will depend upon its analysis of the fair market values of its assets, some of which are not susceptible to a precise determination. The Company's compliance with the REIT income and quarterly asset requirements also depends upon its ability to manage successfully the composition of its income and assets on an ongoing basis.

The Company's management team has never operated a REIT, which may result in additional administrative costs.

Although the Company's management team has significant experience relating to the ownership and management of real property, no member of its management team has prior experience managing or operating a REIT. The federal income tax laws impose numerous constraints on the operations of REITs. The Company's management team's lack of experience in managing a portfolio of assets under such constraints may hinder its ability to manage the Company as a REIT successfully without the engagement of additional expertise. In addition, maintaining the REIT qualification will limit the types of investments or business expansions the Company will be able to make.

Legislative or other actions affecting REITs could have a negative effect on the Company's business and its stock price.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws affecting REITs, which may have retroactive application, could adversely affect the Company's investors or the Company. The Company cannot predict how changes in the tax laws might affect its investors or the Company. Accordingly, the Company cannot assure you that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect the Company's ability to qualify as a REIT or the federal income tax consequences of such qualification.

Future acquisitions of properties may fail to perform in accordance with the Company's expectations and may require development and renovation costs exceeding its estimates.

On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected to accept as an advance payment for property condemned by the State University of New York. See Note 18 to the consolidated financial statements. The Company plans to invest these proceeds in securities and other assets, including real estate, consistent with its objective of qualifying as a REIT under the Internal Revenue Code of 1986. Changing market conditions may diminish the Company's opportunities for making attractive investments. Once made, the Company's investments may fail to perform in accordance with its expectations.

RISKS ASSOCIATED WITH ANTITAKEOVER PROVISIONS

Because provisions contained in New York law, the Company's charter and shareholder rights plan may have an anti-takeover effect, investors may be prevented from receiving a "control premium" for their shares.

Provisions contained in the Company's charter and shareholder rights plan as well as under New York Business Corporation Law may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent shareholders from receiving a "control premium" for their shares. For example, these provisions may defer or prevent tender offers for the Company's Common Stock or purchases of large blocks of its Common Stock, thus limiting the opportunities for its shareholders to receive a premium for their Common Stock over then-prevailing market prices. These provisions include the following:

     o Staggered board. The Company's Board of Directors is divided into three classes. As a result, each director generally serves for a three-year term. This staggering of the Board may discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of its shareholders.

     o New York anti-takeover statute. Under New York's anti-takeover statute, any person who acquires 20% or more of the Company's common stock is prohibited from engaging in a business combination with the Company for five years unless the Board has approved (i) the particular business combination or (ii) the stock purchase that put the shareholder over the 20% threshold.

     o Dilutive effect of shareholder rights plan. The Company has in effect a shareholder rights plan, which is currently scheduled to expire on August 11, 2014, and is designed to deter a hostile takeover by increasing the takeover cost. As a result, the plan could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of its shareholders. The rights plan should not interfere with any merger or other business combination the Board of Directors approves since the Company may generally terminate the plan at any time at nominal cost.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

The Company owns a 68 acre tract of land located on the north shore of Suffolk County, Long Island, New York. The Company currently has approximately 127,392 square feet of rental space and has 48 tenants.

The land is carried on the Company's balance sheet at cost in the amount of $561,483 while the buildings and improvements are carried at a depreciated cost of $493,498. The Company has a secured revolving line of credit in the amount of $1,750,000. The outstanding balance was zero as of April 30, 2006 and 2005. Collateral for the credit line consists of Building #7 and the surrounding 6 1/2 acres.

The average age of all the buildings is approximately 46 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

There are four main buildings with rental unit sizes ranging from 105 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling.

The Company currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

The following table sets forth certain information as of April 30, 2006 for the total Company property:

                                                        Annual                   Number Of
                                                         Base                   Tenants Who
                   Rentable                Annual        Rent       Number       Occupy 10%
                    Square     Percent      Base      Per Leased      Of         Or More Of
     Property        Feet      Leased       Rent       SQ. FT.     Tenants    Rentable Sq. Ft.
     --------        ----      ------       ----       -------     -------    ----------------
 St. James, N.Y.   127,392       77%     $1,176,485     $12.07        48             1

The Company has one tenant with over 10% of the rentable square footage. The principal nature of this tenants business is providing day care for pre-school children. The principal provisions of their lease include the rental of 12,980 square feet of space with an annual base rent of $181,720, expiring March 31, 2020.

The following table sets forth the Company's lease expiration table as of April 30, 2006:

                      Number of    Square      Total     % of Gross Annual
                       Leases       Feet       Annual    Rental Represented
   Fiscal Year End    Expiring    Expiring      Rent       By Such Leases
   ---------------    --------    --------      ----       --------------
         2007            43        63,984     $782,842         66.54%
         2008             2         1,150      $14,640          1.24%
         2009             1         1,243      $92,400          7.85%
         2011             1         8,864     $104,883          8.92%
         2020             1        12,980     $181,720         15.45%

The Company's property is primarily zoned for light industrial use and is located in the hamlet of St. James, New York.

Item 3 Legal Proceedings

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in approximately 245.5 acres of the Company's property known as Flowerfield (the "Property") pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the Property. Under the EDPL, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment.

On May 1, 2006, the Company filed a Notice of Claim with the Court of Claims of the State of New York seeking $158 million in damages from the University resulting from the condemnation of the Property. While the Company believes that a credible case for substantial additional compensation can be made, it is possible that the Company may be awarded a different amount than is being requested, including no compensation, or an amount that is substantially lower than the Company's claim for $158 million. It is also possible that the Court of Claims could ultimately permit the State to recoup part of its advance payment to the Company.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of Fiscal Year 2006.

                                     PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low bid quotations for the Company's stock for each full quarter within the two most recent fiscal years:

          --------------------------------------------------------
                  Quarter Ended              Low            High
          --------------------------------------------------------
                   Fiscal 2005
          --------------------------------------------------------
          July 31, 2004                     $27.00         $35.15
          --------------------------------------------------------
          October 31, 2004                  $30.00         $36.90
          --------------------------------------------------------
          January 31, 2005                  $34.00         $39.75
          --------------------------------------------------------
          April 30, 2005                    $34.00         $44.00
          --------------------------------------------------------
                   Fiscal 2006
          --------------------------------------------------------
          July 31, 2005                     $38.80         $45.00
          --------------------------------------------------------
          October 31, 2005                  $43.01         $47.95
          --------------------------------------------------------
          January 31, 2006                  $41.75         $45.52
          --------------------------------------------------------
          April 30, 2006                    $42.00         $50.00
          --------------------------------------------------------

(b) Approximate number of equity security holders, including shares held in street name by brokers.

                                               Number of Holders of Record
          Title of Class                           as of July 15, 2006
          ----------------------------------------------------------------
          Common Stock, $1.00 Par Value                   833

(c) There were no cash dividends declared on the Company's Common Stock in the fiscal years ended April 30, 2006 and April 30, 2005. On December 9, 2005, the Board of Directors of the Company announced a plan to convert the Company to a real estate investment trust or REIT. The advantage of operating as a REIT is that REITs generally will not be subject to New York State and U.S. federal corporate income taxes on income and gain from investments in real estate that it distributes to its shareholders, thereby reducing its corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a distribution by a C corporation. If the Company successfully converts to a REIT, it expects to pay dividends on most of its net income and gain from investments in real estate.

(d)  Equity Compensation Plan Information.

     The following table gives information about the Company's shares of Common Stock that may be issued under its equity compensation plans.

                                                  (a)                      (b)                     (c)
                                                                                          Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                                                                           equity compensation
                                        Number of securities to     Weighted-average        plans (excluding
                                        be issued upon exercise     exercise price of    securities reflected in
                                         of outstanding options    outstanding options         column (a))
Equity compensation plans approved
    by security holders                          67,105                  $16.42                     0
Equity compensation plans not
    approved by security holders                      0                       0                     0
----------------------------------------------------------------------------------------------------------------
    Total                                        67,105                  $16.42                     0

There were no options granted in fiscal year ending April 30, 2006.

Item 6 Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing elsewhere in this Annual Report on Form 10-K.

                                                                              For Fiscal Years Ended
                                                    ----------------------------------------------------------------------------
                                                        2006            2005            2004            2003            2002
                                                    ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Revenue from Rental Property                        $  1,626,651    $  2,039,170    $  2,086,687    $  2,344,396    $  2,608,005
                                                    ------------    ------------    ------------    ------------    ------------

Rental Property Expense:
   Real estate taxes                                     208,104         155,196         143,333         295,198         428,031
   Operating and Maintenance                             447,057         793,200         567,401         519,173         642,758
   Interest expense                                            -          35,217          38,850          56,611          61,520
   Depreciation                                           62,196          72,835          78,176          85,509         107,394
                                                    ------------    ------------    ------------    ------------    ------------
Total Rental Property Expense                            717,357       1,056,448         827,760         956,491       1,239,703
                                                    ------------    ------------    ------------    ------------    ------------

Income from Rental Property                              909,294         982,722       1,258,927       1,387,905       1,368,302

General and Administrative (Expenses) and
Other Income (Expense):
   General and Administrative (expenses)              (2,373,223)     (1,764,183)     (1,574,353)     (1,426,521)     (1,375,774)
   Gain on condemnation of property                   20,710,339               -               -               -               -
   Gain on sale of real estate                         1,136,705         437,195               -       3,124,307               -
   Gain on sale of equipment                                   -          12,000               -               -           7,124
   Lease termination (expense), net                            -               -               -               -         (28,443)
   Interest income                                     1,084,106         102,852         111,721          87,121          48,971
                                                    ------------    ------------    ------------    ------------    ------------
Total General and Administrative (Expenses) and
Other Income (Expense)                                20,557,927      (1,212,136)     (1,462,632)      1,784,907      (1,348,122)
                                                    ------------    ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes                     21,467,221        (229,414)       (203,705)      3,172,812          20,180
Provision (Benefit) for Income Taxes                   8,351,904         (91,766)        (90,239)      1,403,144          (1,465)
                                                    ------------    ------------    ------------    ------------    ------------
Net Income (Loss)                                   $ 13,115,317    $   (137,648)   $   (113,466)   $  1,769,668    $     21,645
                                                    ============    ============    ============    ============    ============

Net Income (Loss) Per Common Share:
   Basic                                            $      10.67    $      (0.12)   $      (0.10)   $       1.59    $       0.02
                                                    ============    ============    ============    ============    ============
   Diluted                                          $      10.29    $      (0.12)   $      (0.10)   $       1.58    $       0.02
                                                    ============    ============    ============    ============    ============

Weighted Average Shares Outstanding:
   Basic                                               1,229,582       1,180,469       1,133,896       1,114,422       1,218,076
                                                    ============    ============    ============    ============    ============
   Diluted                                             1,274,034       1,180,469       1,133,896       1,121,465       1,225,452
                                                    ============    ============    ============    ============    ============

Balance Sheet Data:
Total assets                                        $ 30,580,359    $  9,523,349    $ 10,271,370    $ 10,053,468    $  6,623,291
Long-term liabilities                               $  9,358,000    $  2,753,439    $  4,008,332    $  4,086,722    $  1,832,364
Cash dividends declared                             $          0    $          0    $          0    $          0    $          0

Certain reclassifications have been made to the consolidated financial statements for fiscal years April 30, 2005, 2004, 2003, and 2002 to conform to the classification used in the current fiscal year.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

The statements made in this Form 10-K that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate and other risks detailed from time to time in the Company's SEC reports. The Company assumes no obligation to update the information in this Form 10-K.

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

Real Estate
-----------

Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment, are recorded at cost and reported net of accumulated depreciation and amortization. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income. In determining impairment, if any, the Company applies Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Stock-Based Compensation
------------------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with SFAS No. 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first annual reporting period that begins after June 15, 2005. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. If the Company had included the cost of employee stock option compensation in its financial statements it would not have had a material effect on our net income for the years ended April 30, 2006 and 2005. There would have been a material effect on our net income for the year ended April 30, 2004. See Note 1 to the consolidated financial statements.

             RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2006
                  AS COMPARED TO THE YEAR ENDED APRIL 30, 2005

The Company is reporting net income of $13,115,317 for the year ended April 30, 2006 compared to a net loss of $137,648 for the prior year. Diluted per share earnings amounted to $10.29 for the current year and a per share loss of $0.12 for fiscal 2005.

The results for 2006 include two nonrecurring events which served to bolster the Company's earnings. The recognition of the deferred gain resulting from receipt of a final payment on a $1.8 million mortgage which was due and payable in August 2005 and held in connection with the 2002 sale of certain land and buildings on the Flowerfield property. The second event impacting this year's result was the condemnation of 245.5 acres at Flowerfield by the State University of New York at Stony Brook. This taking of our property, which was executed under the authority of New York's Eminent Domain Procedural Law ("EDPL"), occurred in November 2005 and resulted in a payment of $26,315,000 received by the Company in March 2006, which the Company had elected to treat as an Advance Payment for the property under the EDPL. A gain of $20,710,339 was recognized as a result of the receipt of the Advance Payment. More detailed disclosure is included further on in this report.

Revenue from rental property declined significantly, amounting to $1,626,651 for 2006. This represents a decrease of $412,519 from the prior year when revenues amounted to $2,039,170. The major contributing factor to this loss of revenue was the aforementioned condemnation which included one of the larger buildings at Flowerfield, occupied by two major tenants. The total impact of the eminent domain taking resulted in a decrease of $291,088 in rental income and accounts for 71% of the decline. The balance of the decline in rental revenues, $121,431, is the net result of a number of terminated leases and new tenancies at Flowerfield. The largest termination accounted for $93,347 of the variance.

Rental property expenses reflect a decrease of $339,091 for the year, amounting to $717,357 compared to $1,056,448 for the prior year. While this reduction in expenses helped in offsetting a major portion of the lost revenue stream, several of the contributing factors are non-recurring in nature. Salaries and benefits decreased by $105,965 as a result of our continuing efforts to shrink staffing levels. However, $26,830 of the decrease is attributable to a severance payment during the prior year and will not be replicated going forward. Fees for outside services relating to storm drain improvements amounted to $57,719 during the prior year and property and casualty insurance premiums were reduced by $38,381; we do not anticipate similar reductions for the coming year. Property and casualty insurance reimbursements of $61,338, which pertained to a prior period, were received from tenants pursuant to lease terms during this fiscal year. In addition to these non-recurring items, maintenance and repair expenses declined by $28,409, plant security services decreased by $33,820, and reflecting a milder winter climate, fuel oil expenses decreased by $21,517. Interest expense was also reduced by $35,217 as a direct result of the total pay down of borrowings on the Company's revolving credit line. Additionally, reflecting the fact that certain buildings and improvements were part of the condemnation, depreciation expense decreased by $10,639. The only significant increase in expenses also resulted from the condemnation. As a result of our having filed development plans for Flowerfield in 2002, real estate taxes on the undeveloped acreage were capitalized. That accounting treatment is no longer applicable and the taxes on the balance of Gyrodyne's undeveloped property, from the date of the condemnation forward, increased over the prior year by $52,908. Rental property expenses as a percentage of revenues amounted to 44% and 52% for 2006 and 2005, respectively, and we anticipate this ratio will approximate 51% for 2007.

As a result, income from rental property amounted to $909,294, representing a $73,428 or 7.5% decline from the prior year result which totaled $982,722.

General and administrative expenses increased during the current reporting period, amounting to $2,373,223. This represents an increase of $609,040 or 35% over the 2005 total of $1,764,183. Specifically, expenses associated with the condemnation accounted for $235,108, legal and consulting fees increased by $228,351, and costs attributable to developing the Company's strategic plan totaled $150,242. Contributing factors to the increase in legal and consulting fees included $82,864 in costs associated with the Company's decision to pursue conversion to a Real Estate Investment Trust (REIT), $34,305 in fees to our investment bankers, $64,987 in legal research on behalf of Board committees, $35,268 in costs associated with the remaining Flowerfield acreage, and $14,198 in connection with the Company's limited partnership investment in the Callery-Judge Grove. In addition, salaries and benefits increased by $48,169 and Directors fees, which reflect both an expanded number of Board members and an increase in the frequency of meetings, increased by $32,412. The Company also experienced an increase in insurance premiums of $34,840. Bad debt and pension expense decreased by $33,000 and $110,080, respectively.

OTHER INCOME

As previously mentioned, the Company received the balance due on a $1.8 million mortgage and recognized a gain amounting to $1,136,705 during the current reporting period. Also, the Company received during Fiscal Year 2006 proceeds from the condemnation of Flowerfield acreage totaling $26,315,000, which the Company elected to treat as an advance payment pursuant to the EDPL (the Company has filed a Notice of Claim seeking additional compensation in the New York State Court of Claims).

In conjunction with that payment, interest at the current statutory rate of 9%, which totals $921,385, has been accrued as of April 30, 2006. Thus far, the Company has received $589,008 of the total accrual without explanation from the State of New York as to why the full amount was not processed. The receivable was subsequently reduced to $332,377. The Company's attorneys are in active discussion with the attorney general's office to rectify this difference. An additional $111,877 of interest was earned through April 30, 2006 from the investment of the advance payment proceeds. Based on the carrying value and accumulated capitalized expenses relating to the subject property, the Company is reporting a gain of $20,710,339 from the condemnation. Other interest income amounts to $50,844 and $102,852 for fiscal 2006 and 2005, respectively. As a result, interest income totaled $1,084,106 in 2006 compared to $102,852 during the prior year.

             RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2005
                  AS COMPARED TO THE YEAR ENDED APRIL 30, 2004

The Company reported a net loss of $137,648 for the year ended April 30, 2005 compared to a net loss of $113,466 for the prior year. Diluted per share losses amounted to ($0.12) and ($ 0.10) for fiscal 2005 and 2004, respectively.

Revenue from rental property amounted to $2,039,170, a 2% decline of $47,517 to the $2,086,687 posted during the prior year. Both periods were impacted by renegotiated terms with two major tenants. Those adjustments, which reduced the 2005 results by $125,684, were partially mitigated by new tenant leases and annual incremental adjustments totaling $78,167. Rental property expenses increased by $228,688 or 28%, amounting to $1,056,448 in fiscal 2005. The prior year expenses amounted to $827,760. Of that total increase, $225,799 is attributable to operating and maintenance costs. Salaries and benefits, including nonrecurring expenses of $26,830 associated with an early retirement package, increased by $52,037. Real estate taxes and the cost of fuel oil increased by $11,863 and $22,910, respectively. In addition, the Company experienced a $93,030 increase in property and casualty insurance premiums and a $59,585 expense associated with remedial treatment of our septic and storm drainage systems. A number of other operating expenses, including utilities, building, grounds, and equipment maintenance, reflected decreases totaling $11,567; the largest contributing factor was a decrease in utility expense of $7,628 for the year.

As a result, income from rental property amounted to $982,722, representing a $276,205 or 22% decline when compared to the prior year total of $1,258,927. Based on the fact that some of the contributing factors to the decline this year were nonrecurring in nature, we anticipate that income from our rental property operation will be restored to the fiscal 2004 levels.

General and administrative expenses reflect an increase of 12% for the current reporting period, amounting to $1,764,183 compared to $1,574,353 for the prior year; an increase of $189,830. Corporate governance expenses, which totaled $330,374 for the year, increased by $208,833 for the reporting period. A major portion of this increase is attributable to the establishment of a Shareholders Rights Plan which accounted for $130,345. Other issues relating to shareholder filings and SEC requirements for publicly traded companies accounted for $34,666 and $43,822 of the increase, respectively. Other increases included Directors fees and bad debt expense which increased by $9,794 and $9,000, respectively. Finally, as activities surrounding the Company's investment in the Florida grove property increased, so too did our need to incur additional travel expense and make regular visits to the area. In an effort to keep abreast of developments in the industry, management also attended several corporate governance and real estate related seminars. The cost of all of these activities accounted for $21,927 of the increased expenses. Offsetting some of the increase in general and administrative expenses was an overall decrease in salaries and benefits and costs associated with the Company's pension plan. Salaries and benefits decreased by $46,620, reflecting the fact that there was no stock option expense in the current period; in fiscal 2004, that expense amounted to $76,606. The Company's pension expense, which amounted to $226,109 in fiscal 2005, decreased by $10,761 when compared to the prior year. We anticipate that the cost associated with the plan will be reduced by an additional $100,000 for the fiscal 2006 period.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24,032,174 in fiscal 2006. This activity during the current fiscal year was primarily related to the receipt of condemnation proceeds of $25,718,925, net of proceeds from the condemnation of the rental property of $596,075. Net cash used in operating activities was $1,130,127 and $1,067,419 in fiscal 2005 and 2004, respectively. The principal use of cash in both periods was funds used in connection with planning and pre-construction costs associated with land development plans for the residential golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential condemnation of the Company's property by the University.

Net cash provided by (used in) investing activities was $1,817,091, $449,042 and ($29,754) in fiscal 2006, 2005 and 2004, respectively. The cash provided by investing activities in fiscal 2006 consisted of the receipt of $1,300,000 on the Company's mortgage receivable as well as proceeds from the condemnation of rental property of $596,075. Fiscal 2005 was primarily related to the receipt of the aforementioned mortgage receivable in the amount of $500,000 as well as proceeds from the sale of heavy equipment for $12,000. The use of cash in all three periods was for capital expenditures.

Net cash provided by (used in) financing activities was $319,018, ($37,153) and $428,499 in fiscal 2006, 2005 and 2004, respectively. The net cash provided during the three year period was primarily the result of proceeds from the exercise of stock options. The fiscal 2004 period results also reflect the refinancing of mortgage debt on the Flowerfield property. The net cash (used in) all three periods were a result of the Company's repayment of loans payable. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 8.75% at April 30, 2006. The unused portion of the credit line, which is the total line of $1,750,000, enhances the Company's financial position and liquidity and is available, if needed, to fund any unforeseen expenses.

As of April 30, 2006, the Company had cash and cash equivalents of $27,012,688 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $27,219,392 at April 30, 2006. Net prepaid expenses and other assets shown in the accompanying chart does not include $31,035 and $76,657 of furniture and fixtures and loan origination fees for the twelve months ended April 30, 2006 and 2005, respectively.

The following table presents the Company's working capital for the fiscal years 2006 and 2005:

                                                          April 30,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------

Current assets:
   Cash and cash equivalents                      $27,012,688       $844,405
   Rent receivable, net                                93,173         62,309
   Interest receivable                                921,385              0
   Mortgage receivable                                      0      1,300,000
   Net prepaid expenses and other assets              277,326        106,464
                                                 ------------   ------------
     Total current assets                          28,304,572      2,313,178
                                                 ------------   ------------

Current liabilities:
   Accounts payable and accrued expenses              921,294        204,782
   Tenant security deposits payable                   163,886        229,284
   Current portion of loans payable                         0          7,411
                                                 ------------   ------------
     Total current liabilities                      1,085,180        441,477
                                                 ------------   ------------

Working capital                                   $27,219,392     $1,871,701
                                                 ============   ============

During fiscal 2004, the Company restructured an outstanding mortgage loan on the Flowerfield property. That loan was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent. At April 30, 2006 and 2005, the Company had no outstanding indebtedness against this credit facility. Additionally, the Company held a $1.8 million purchase money mortgage loan in connection with the sale of certain buildings and 12 acres during fiscal 2003. The mortgage loan accrued interest at a rate of 5% and was fully paid with interest in August, 2005.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of April 30, 2006:

                                                     Payments Due By Period

Contractual Obligation                        Less than 1      1-3          3-5        More than
                                     Total        Year        Years        Years        5 Years
Consulting Agreement                $100,000     $100,000            -            -            -
Accrued Expense                       11,734       $7,411       $4,323            -            -
                                  ----------   ----------   ----------   ----------   ----------
Total Contractual Obligations       $111,734     $107,411       $4,323            -            -
                                  ==========   ==========   ==========   ==========   ==========

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the Callery-Judge Grove located in Palm Beach County, Florida. The investment represents a 10.93% limited partnership interest in a limited partnership that owns a 3,500+ acre citrus grove. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by the local municipal and state authorities. The Company is accounting for the investment under the equity method. As of April 30, 2006, the carrying value of the Company's investment was $0. Based upon the most recent independent third party appraisal, which was conducted by Pinel Appraisal Services, Inc. in June 2005, the Company's investment, strictly on a pro-rata basis, has a current estimated fair value of approximately $18.0 million without adjustment for minority interest and lack of marketability discount. In the latter part of 2003, the Scripps Research Institute headquartered in La Jolla, California, announced that it would be developing a major east coast center on property located in the general vicinity of the Callery-Judge Grove. Although the Company believes, based on press reports, that this announcement has been the catalyst behind the sale of thousands of acres of land to national developers in the general vicinity of the Grove, it has no current forecast of the likelihood of, or the timing required to achieve approvals for, the development of the Grove.

DEVELOPMENT OF FLOWERFIELD PROPERTY

The Company is a party to two contractual agreements dated April 9, 2002 with Landmark National ("Landmark") pursuant to which Landmark was to design and develop an 18 hole championship golf course community with 336 home sites on the Company's Flowerfield property located in Stony Brook / Saint James, New York, a substantial portion of which has since been condemned by the State University of New York (the "University"). Those contractual agreements were exhibited in the Company's April 30, 2002 10-KSB filing. The golf course agreement calls for monthly payments of $5,000 with a maximum total of $150,000. As of April 30, 2005, the Company had paid this obligation in full. Additionally, there is a one-time fee of $100,000 for a grading report on the course layout, which was completed and paid during fiscal 2003. The residential land planning and design contract includes monthly payments of $10,000 with a maximum payment totaling $300,000. As of April 30, 2005, the Company had also paid this obligation in full. Landmark is also entitled to a construction management fee of 4.5% of construction costs. Inasmuch as the condemnation has negated the pursuit of a golf course community development, this management fee will not be payable. The balance of Landmark's compensation was an incentive fee of 10% of pre-tax net income from the residential golf course development. Additionally, in a separate agreement for the future, Landmark is under contract to manage the completed golf and clubhouse facilities under a long-term management agreement. The annual fee for such service is $100,000 commencing upon completion of the golf and clubhouse facilities. The residential land planning and design contract also provides for a termination fee amounting to $500,000, which is more clearly defined in Note 12 to the consolidated financial statements. The Company has accrued a $500,000 termination fee pursuant to the contract. Following the University's condemnation of the Flowerfield property, the Company was advised by Landmark that it believes it is entitled to 10% of all condemnation proceeds pursuant to the 10% incentive fee provision referred to above. The Company does not believe that the condemnation triggers the incentive fee and believes that Landmark's position is based upon an erroneous interpretation of the incentive fee provision.

                         OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and longer-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at April 30, 2006, 2005 and 2004. As of April 30, 2006, the Company's investments in U.S. Government securities were considered cash equivalents because of the short term nature of the maturities. Subsequent to the close of fiscal 2006, the Company invested approximately $22,000,000 in securitized U.S. Government Agencies with an effective duration of between two and three years. The potential risks associated with this type of investment are more fully discussed in Item 1A.

Item 8 Financial Statements and Supplementary Data

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:
     (1)  Report of Independent Registered Public Accounting Firm
     (2)  Consolidated Balance Sheets as of April 30, 2006 and April 30, 2005
     (3) Consolidated Statements of Operations for the years ended April 30, 2006, April 30, 2005 and April 30, 2004
     (4) Consolidated Statement of Stockholders' Equity for the years ended April 30, 2006, April 30, 2005 and April 30, 2004
     (5) Consolidated Statements of Cash Flows for the years ended April 30, 2006, April 30, 2005 and April 30, 2004
     (6)  Notes to Consolidated Financial Statements
     (7)  Schedules
              Schedule II - Valuation and Qualifying Accounts

              All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
              Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures as of April 30, 2006 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B Other Information

     None.

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2006 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

                 Name & Principal Occupation or Employment                       Age      First Became a   Current Board
                                                                                             Director       Term Expires
--------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                                64           1996             2007
President, CEO, CFO, Treasurer, and Director of the Company

Peter Pitsiokos                                                                   47           ---
COO, Secretary and Chief Compliance Officer of the Company

Frank D'Alessandro                                                                60           ---
Controller of the Company

Paul L. Lamb                                                                      60           1997             2006
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                   73           1977             2008
Consultant
Director of the Company

Philip F. Palmedo                                                                 72           1996             2007
Chairman of International Resources Group
Director of the Company

Elliot H. Levine                                                                  53           2004             2008
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith                                                                  51           2002             2006
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

Ronald J. Macklin                                                                 44           2003             2007
Assistant General Counsel for KeySpan Corporate Services
Director of the Company

(b)  Business Experience

Stephen V. Maroney, age 64, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 47, joined the Company in July 1992 as its Assistant Secretary and General Counsel and has been the Company's Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He holds a Law degree from Villanova University and a BA degree from the State University of New York at Stony Brook.

Frank D'Alessandro, age 60, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 60, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 73, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Philip F. Palmedo, age 72, was appointed to the Board of Directors in July 1996. Mr. Palmedo is Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Elliot H. Levine, age 53, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine's work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one year tenure as senior tax manager at Margolin, Winer & Evans CPAs and 12 years as senior member of Levine & Seltzer.

Richard B. Smith, age 51, was appointed to the Board of Directors in November 2002. Mr. Smith is currently a Vice President in the Commercial Banking Division of the First National Bank of Long Island. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank until February, 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society and also serves as a Trustee for St. Catherine's Medical Center in Smithtown, NY.

Ronald J. Macklin, age 44, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Assistant General Counsel for KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University's Albany Law School.

(c)  Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company directors, executive officers, and any person holding more than ten percent ("10% Holder") of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company's review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2006 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2006 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company's executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2006 or prior fiscal years.

(d)  Audit Committee Financial Expert

The Board of Directors has a separately-designated Audit Committee established in accordance with section 3(a)(58)(a) of the Exchange Act, which currently consists of Messrs. Smith, Levine and Macklin. All members are "financially literate" and have been determined to be "independent" within the meaning of SEC regulations and NASDAQ rules. The Board of Directors has determined that at least one member, Mr. Levine, a CPA, qualifies as an "audit committee financial expert" as a result of relevant experience as a partner in the accounting firm of Levine & Seltzer, LLP. In addition, Mr. Levine has 10.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & CO. P.C. as well as several other years of experience in the field of public accounting.

(e)  Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees. It is available on the Company's website at www.gyrodyne.com and any person may obtain without charge a paper copy by writing to the Secretary at the address set forth on page 1. Any amendments to the Code of Ethics, or waiver thereof, will be disclosed on the website promptly after such amendment.

Item 11 Executive Compensation

(a)  Executive Compensation

During the fiscal years ended April 30, 2006, April 30, 2005, and April 30, 2004, two directors or officers received remuneration in excess of $100,000 in such capacity. The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended April 30, 2006, 2005 and 2004 to each of the Company's Chief Executive Officer and Chief Operating Officer.

                                                 SUMMARY COMPENSATION TABLE

                                                                                Long term Compensation
                                                                          -----------------------------------
                                             Annual Compensation                   Awards             Payouts
                                   --------------------------------------------------------------------------
                                                                                        Securities
                                                              Other Annual  Restricted  Underlying     LTIP
       Name and                       Salary         Bonus    Compensation    Stock    Options/SARs   Payouts   All Other
  Principal Position       Year         ($)           ($)         ($)       Awards ($)     (#)          ($)    Compensation
---------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney
President & CEO            2006      213,207        11,000     41,685 (A)       0              0         0          0

                           2005      209,500             0     29,688 (A)       0              0         0          0

                           2004      209,500             0     49,628 (A)       0         17,500         0          0
Peter Pitsiokos
COO, and Secretary         2006      155,370         8,290          0           0              0         0          0

                           2005      152,500        10,000          0           0              0         0          0

                           2004      152,500             0     70,188 (B)       0         13,500         0          0

(A) In FY 06 and in FY 05, Mr. Maroney exercised 1,375 director options and received an equal number of shares with a value of $41,685 and $29,688, respectively. In FY 04, Mr. Maroney exercised 4,125 director options and received an equal number of shares with a value of $49,628. The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed the lesser of $50,000 or 10% of the total of annual salary and bonuses reported above for such named executive officers, and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(B) In FY 04, Mr. Pitsiokos exercised 6,600 options with SAR's and received 2,922 shares with a value of $70,188.

During the fiscal year ended April 30, 2006, there were no Option/SAR Grants issued to any directors or officers.

                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            ---------------------------------------------------
                                       AND FY-END OPTION/SAR VALUES
                                       ----------------------------

                                                       Number of Securities          Value of Unexercised
                                                      Underlying Unexercised             In-the-Money
                             Shares                      Options/SAR's at              Options/SAR's at
                          Acquired on     Value           April 30, 2006              April 30, 2006 ($)
      Name                 Exercise     Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
      ----                 --------     --------    -------------------------    -------------------------
Stephen V. Maroney           12,925      $385,586            51,605/0                   $1,608,608/$0
President and CEO

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

(c)  Employment Contracts and Change-in-Control Arrangements

Effective January 23, 2003, the Company entered into an amended and restated employment agreement with Stephen V. Maroney as President, Chief Executive Officer, and Treasurer and Peter Pitsiokos as Executive Vice President, Secretary, and General Counsel. Their annual salaries are currently at $220,000 and $160,790, respectively. The terms of the agreements were extended from one to three years, contain evergreen provisions, and provide for a severance payment equivalent to three years salary in the event of a change in control. Both agreements were attached as Exhibit 10, Material Contracts, in the 10-QSB dated January 31, 2003.

The Company has an incentive compensation plan, which was established in 1999 and amended in 2004, for all full-time employees and members of the Board in order to promote shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company. Change in control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Common Stock on the closing date, equivalent to 100,000 shares of Common Stock, such number of shares and "establishment date" price per share subject to adjustments to reflect changes in capitalization. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from 0.5% to 18.5%).

(d)  Compensation Committee Interlocks and Insider Participation

The Committee's members are currently Mr. Levine (Chairman), Mr. Palmedo and Mr. Macklin. No member of the Committee is or was formerly an officer or employee of the Company or any of its subsidiaries. No member of the Committee had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

(e)  Report of the Compensation Committee

The Compensation Committee of the Company's Board of Directors consists of directors Elliot Levine (Chairman), Ronald Macklin and Philip Palmedo, all of whom the Board has determined are independent pursuant to NASDAQ rules. This report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by virtue of any general statement in such filing incorporating this Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

The Compensation Committee oversees and administers the Company's executive compensation programs and is therefore responsible for establishing guidelines and approving all compensation paid to executive officers. The Company's compensation policies for executives are intended to further the interests of the Company and its shareholders by encouraging growth of its business through securing, retaining and motivating management employees of high caliber who possess the skills necessary for the development and growth of the Company.

The Company's executive compensation program consists of two principal elements: a base salary and the potential to earn a performance-based annual bonus. In the past, a third component included a stock option plan that expired in October 2003. The program is designed to motivate and retain key executives to manage the business affairs of the Company in the best long term interests of the Company and its shareholders.

The Committee recognizes that a variety of events and circumstances might influence an individual's performance or that of the Company itself. As a result, the Committee carefully considers all relevant events and circumstances in making its compensation decisions in order to ensure that the appropriate relationship exists between executive compensation and corporate performance.

The Committee also negotiates the terms of all employment contracts with executive officers which include compensation arrangements designed to reward management for achieving certain performance goals and which are revisited on an as needed basis.

In setting and adjusting base salary levels for each individual executive, the Compensation Committee considers factors such as the executive's scope of responsibility, the executive's performance, the performance of the Company, future potential, and benchmarks of comparable positions at other companies. In making salary decisions, the Compensation Committee exercises its best judgment using no specific weights for the previously discussed factors.

The Company maintains the option to supplement base compensation with awards of performance bonuses in the form of cash to reward efforts undertaken by its key executive officers which are extraordinary in nature.

In order to evaluate the appropriate levels of compensation for the Company's executive officers, the Committee reviews a number of factors, including performance and progress towards achieving established goals. The Committee also takes into consideration other contributing factors to the officers overall compensation which may include past performance, anticipated contributions to future success, additional responsibilities, and vulnerability to recruitment by other companies.

As of January 1, 2006, the Board approved, based primarily upon the recommendation of the Compensation Committee, base salary for the Company's two executive officers, Stephen Maroney and Peter Pitsiokos, in the amount of $220,000 and $160,262, respectively, and cash bonuses of $11,000 and $8,262 for Mr. Maroney and Mr. Pitsiokos, respectively, which were paid on or prior to February 15, 2006.

Members of the Compensation Committee
Elliot Levine, Chairman
Ronald Macklin
Philip Palmedo

(f)  Performance Graph

The following graph compares total stockholder returns from April 30, 2001 through April 30, 2006 to the Standard & Poor's 500 Index ("S&P 500") and to the Dow Jones U.S. Real Estate Index Fund ("DJ Real Estate Index"). The graph assumes that the value of the investment in the Company's Common Stock and in the S&P 500 and DJ Real Estate Index indices was $100 at April 30, 2001 and that all dividends were reinvested. The price of the Company's Common Stock on April 30, 2001 (on which the graph is based) was $16.70. The stockholder return shown on the following graph is not necessarily indicative of future performance.

                 Comparison of Five Year Cumulative Total Return
                        Fiscal Year Ended April 30, 2006

                                [GRAPHIC OMITTED]

                                                  Period Ending
                         ---------------------------------------------------------------
Index                    04/30/01   04/30/02   04/30/03   04/30/04   04/30/05   04/30/06
---------------------    --------   --------   --------   --------   --------   --------
Gyrodyne                   100.00     101.44     101.20     164.64     243.88     283.68
S&P 500                    100.00      87.37      75.75      93.07      98.97     114.23
DJ Real Estate Index       100.00     110.75     103.17     120.62     153.90     183.97

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table sets forth certain information as of July 15, 2006 regarding the beneficial ownership of the Company's common shares by (i) each person who the Company believes to be beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of the Company's present executive officers and directors as a group.

                                                  Number of
              Name and Address               Shares Beneficially     Percent of
             Of Beneficial Owner                    Owned             Class (9)
             -------------------             -------------------     ----------

          More Than 5% Shareholders
-------------------------------------------
Opportunity Partners, LP                           206,964(1)           16.73
60 Heritage Drive
Pleasantville, NY 10570

Bruce Sherman                                      110,837               8.96
8889 Pelican Bay Blvd., Suite 500
Naples, Florida 34108

Gerard Scollan                                     101,776(2)            8.23
80 Browns River Road
Sayville, NY 11782

      Directors and Executive Officers
-------------------------------------------
                                                    92,894(3)            7.21
Stephen V. Maroney
c/o Gyrodyne Company of America, Inc.
1 Flowerfield, Suite 24
St. James, NY 11780

Peter Pitsiokos                                     35,205(4)            2.85
c/o Gyrodyne Company of America, Inc.
1 Flowerfield, Suite 24
St. James, NY 11780

Paul L. Lamb                                        23,164(5)            1.87
c/o Lamb & Barnosky, LLP
534 Broadhollow Road
Melville, NY 11747

Robert H. Beyer                                     14,211(6)            1.15
10505 Indigo Lane
Fairfax, Virginia 22032

Philip F. Palmedo                                   12,749(7)            1.03
4 Piper Lane
St. James, NY 11780

Richard B. Smith                                     1,000                (8)
111 Boney Lane
Nissequogue, NY 11780

Ronald J. Macklin                                      200                (8)
c/o Keyspan
175 E. Old Country Road
Hicksville, NY 11801

Elliot H. Levine                                         0                (8)
c/o Levine & Seltzer, LLP
150 East 52nd Street
New York, NY 10022

All executive officers and                         179,423              14.20
directors as a group (8 persons)

(1) On March 29, 2006, Opportunity Partners LP filed a joint Schedule 13D/A with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 206,964 shares of Gyrodyne stock. Mr. Phillip Goldstein is deemed to be the beneficial owner of 172,314 shares of Gyrodyne stock. Mr. Dakos is deemed to be the beneficial owner of 129,754 shares. Power to dispose of securities resides solely with Mr. Goldstein for 77,210 shares. Power to vote securities resides solely with Mr. Goldstein for 41,060 shares and jointly for 1,600 shares. Power to vote securities resides solely with Mr. Dakos for 129,754 shares and power to dispose securities resides solely with Mr. Dakos for 34,650 shares. Power to dispose securities resides jointly with Mr. Goldstein and Mr. Dakos for 95,104 shares.

(2) Includes 99,241 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder.

(3) Includes 51,605 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2006.

(4) Does not include his wife's and minor children's ownership of 1,089 shares in which he denies any beneficial interest.

(5) Includes 13,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 300 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan. Includes 1,375 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2006.

(6) Does not include his wife's ownership of 1,801 shares in which he denies any beneficial interest. Includes 1,375 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2006.

(7) Does not include his wife's ownership of 4,125 shares in which he denies any beneficial interest. Includes 1,375 shares issuable upon the exercise of stock options to purchase Company Stock which are exercisable within 60 days of April 30, 2006.

(8) Less than 1%.

(9) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,237,219 as of July 15, 2006 plus, for each person or group, any shares that person or group has the right to acquire within 60 days of April 30, 2006 pursuant to options, warrants, conversion privileges or other rights.

Item 13 Certain Relationships and Related Transactions

The Company had a mortgage receivable in the original amount of $1,800,000 due from Sco Properties, Inc. which was paid in full in August, 2005. Mr. Scollan, president of Sco Properties, Inc., is considered a principal shareholder of the Company because he has beneficial ownership of 8.23% of the Company shares. The terms of the mortgage are described in greater detail in Note 3 of the consolidated financial statements. The Company believes that the terms of the mortgage were no less favorable to the Company than could have been obtained from an unaffiliated third party. The Company received $15,459 in interest during fiscal 2006 and $86,361 in the prior fiscal year. Interest payments received in fiscal 2006 were lower than in fiscal 2005 as the result of the prepayment of the remainder of the principal.

The Company had engaged the firm of Lamb & Barnosky, LLP as primary outside legal counsel until December 31, 2004. Director Lamb is a partner in the firm to which Gyrodyne incurred legal fees of $7,309, $109,550 and $228,962 in FY 2006, FY 2005 and FY 2004, respectively. As of January 1, 2005 the aforementioned law firm is no longer primary outside legal counsel.

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any loan amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

Item 14 Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent auditors, for professional services rendered for the fiscal years ended April 30, 2006, 2005 and 2004:

--------------------------------------------------------------------------------
     Fee Category      Fiscal 2006 Fees    Fiscal 2005 Fees    Fiscal 2004 Fees
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Audit Fees (1)                  $51,600             $43,100             $40,000
--------------------------------------------------------------------------------
Audit-Related Fees (2)            3,500              17,444               8,800
--------------------------------------------------------------------------------
Tax Fees (3)                     29,000              22,900              13,100
--------------------------------------------------------------------------------
All Other Fees (4)                    -                   -                   -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Fees                      $84,100             $83,444             $61,900
--------------------------------------------------------------------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30, 2006, 2005 and 2004, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns.

(4) All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein Reminick LLP, the Company's principal accountants, other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. The Audit Committee has determined not to adopt any blanket pre-approval policies or procedures. All of the fees shown above were pre-approved by the Audit Committee.

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules

     Exhibits. The following Exhibits are either filed as part of this report or are incorporated herein by reference:

        3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

        3.2     Restated Bylaws of Gyrodyne Company of America, Inc. (2)

        4.1     Form of Stock Certificate of Gyrodyne Company of America,
                Inc.(1)

        4.2 Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (3)

        10.1    1993 Stock Incentive Plan. (1)

        10.2    1996 Non-Employee Directors' Stock Option Plan. (1)

        10.3    Carco Group, Inc. Lease Amendment, dated May 3, 1999. (1)

        10.4 Amendment No. 1 to Lease Agreement with Carin Perez and Luis Perez, dated October 7, 1997. (1)

        10.5    Incentive Compensation Plan. (1)

        10.6 Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of May 8, 1995, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

        10.7 Amended and Restated Employment Agreement, with Stephen V. Maroney, dated January 23, 2003. (4)

        10.8 Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (4)

        10.9 Asset Management Agreement with DPMG, Inc. dba Landmark National, dated April 9, 2002. (5)

        10.10   Golf Operating Agreement with DPMG, INC., dated April 9, 2002.
                (5)

        10.11 Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

        21.1    List of all subsidiaries. (1)

        31.1    Rule 13a-15(e)/15d-15(e) Certifications. (7)

        32.1 CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

        (1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

        (2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 2, 2006.

        (3) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

        (4) Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

        (5) Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 26, 2002.

        (6) Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

        (7)  Filed as part of this Report.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GYRODYNE COMPANY OF AMERICA, INC.

     /S/ Stephen V. Maroney
     ------------------------------------------------------------------------
     Stephen V. Maroney, President, Treasurer and Principal Executive Officer
     Date:  July 25, 2006

     /S/ Frank D'Alessandro
     ------------------------------------------------------------------------
     Frank D'Alessandro, Controller
     Date:  July 25, 2006

                              ********************

In accordance with the requirements of the Exchange Act, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.


     /S/ Richard B. Smith
     ------------------------------------------------------------------------
     Richard B. Smith, Director
     Date:  July 25, 2006

     /S/ Elliot H. Levine
     ------------------------------------------------------------------------
     Elliot H. Levine, Director
     Date:  July 25, 2006

     /S/ Ronald J. Macklin
     ------------------------------------------------------------------------
     Ronald J. Macklin, Director
     Date:  July 25, 2006

     /S/ Stephen V. Maroney
     ------------------------------------------------------------------------
     Stephen V. Maroney, Director
     Date:  July 25, 2006

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES
                         -------------------------------------------------------
                                                REPORT ON AUDITS OF CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                       Years Ended April 30, 2006, 2005 and 2004

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES


Contents
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004                               Pages
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statement of Stockholders' Equity                           F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-19

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of April 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2006, 2005 and 2004. We have also audited the schedule listed in Item 8 (7) of this Form 10-K for the years ended April 30, 2006, 2005, and 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of April 30, 2006 and 2005 and the results of their operations and their cash flows for the years ended April 30, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended April 30, 2006, 2005 and 2004 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Melville, New York
June 16, 2006

                                                              GYRODYNE COMPANY OF AMERICA, INC.
                                                                               AND SUBSIDIARIES

Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------
April 30,                                                             2006            2005
-----------------------------------------------------------------------------------------------
Assets

Real Estate:
  Rental property:
    Land                                                          $      3,017    $      4,250
    Building and improvements                                        2,876,087       3,955,011
    Machinery and equipment                                            157,797         146,842
                                                                -------------------------------
                                                                     3,036,901       4,106,103
Less Accumulated Depreciation                                        2,492,819       3,397,082
                                                                -------------------------------
                                                                       544,082         709,021
                                                                -------------------------------
  Land held for development:
    Land                                                               558,466         792,201
    Land development costs                                               8,707       4,432,766
                                                                -------------------------------
                                                                       567,173       5,224,967
                                                                -------------------------------
Total Real Estate, net                                               1,111,255       5,933,988

Cash and Cash Equivalents                                           27,012,688         844,405
Rent Receivable, net of allowance for doubtful
  accounts of $30,000 and $37,000, respectively                         93,173          62,309
Interest Receivable                                                    921,385               -
Mortgage Receivable                                                          -       1,300,000
Prepaid Expenses and Other Assets                                      308,361         183,121
Prepaid Pension Costs                                                1,133,497       1,199,526
                                                                -------------------------------
Total Assets                                                      $ 30,580,359    $  9,523,349
                                                                ===============================

Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                           $    921,294    $    204,782
  Deferred gain on sale of real estate                                       -       1,136,705
  Tenant security deposits payable                                     163,886         229,284
  Loans payable                                                              -          19,145
  Deferred income taxes                                              9,358,000       1,605,000
                                                                -------------------------------
Total Liabilities                                                   10,443,180       3,194,916
                                                                -------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $1 par value; authorized 4,000,000
    shares; 1,531,086 shares issued                                  1,531,086       1,531,086
  Additional paid-in capital                                         8,399,134       7,841,066
  Retained earnings (deficit)                                       12,047,445      (1,067,872)
                                                                -------------------------------
                                                                    21,977,665       8,304,280
Less Cost of Shares of Common Stock Held in Treasury; 293,867
  and 317,408 shares, respectively                                  (1,840,486)     (1,975,847)
                                                                -------------------------------
Total Stockholders' Equity                                          20,137,179       6,328,433
                                                                -------------------------------
Total Liabilities and Stockholders' Equity                        $ 30,580,359    $  9,523,349
                                                                ===============================

-----------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                             F-2

                                                                      GYRODYNE COMPANY OF AMERICA, INC.
                                                                                       AND SUBSIDIARIES

Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------
Years Ended April 30,                                          2006            2005            2004
-------------------------------------------------------------------------------------------------------
Revenue from Rental Property                              $  1,626,651    $  2,039,170    $  2,086,687
                                                         ----------------------------------------------

Rental Property Expense:
  Real estate taxes                                            208,104         155,196         143,333
  Operating and maintenance                                    447,057         793,200         567,401
  Interest expense                                                   -          35,217          38,850
  Depreciation                                                  62,196          72,835          78,176
                                                         ----------------------------------------------
Total Rental Property Expense                                  717,357       1,056,448         827,760
                                                         ----------------------------------------------

Income from Rental Property                                    909,294         982,722       1,258,927

General and Administrative
  (Expenses) and Other Income:
  General and administrative (expenses)                     (2,373,223)     (1,764,183)     (1,574,353)
  Gain on condemnation of rental property                   20,710,339               -               -
  Gain on sale of real estate                                1,136,705         437,195               -
  Gain on sale of equipment                                          -          12,000               -
  Interest income                                            1,084,106         102,852         111,721
                                                         ----------------------------------------------
Total General and Administrative
  (Expenses) and Other Income                               20,557,927      (1,212,136)     (1,462,632)
                                                         ----------------------------------------------

Income (Loss) Before Income Taxes                           21,467,221        (229,414)       (203,705)
Provision (Benefit) for Income Taxes                         8,351,904         (91,766)        (90,239)
                                                         ----------------------------------------------
Net Income (Loss)                                         $ 13,115,317    $   (137,648)   $   (113,466)
                                                         ==============================================

Net Income (Loss) Per Common Share:
  Basic                                                   $      10.67    $      (0.12)   $      (0.10)
                                                         ==============================================

  Diluted                                                 $      10.29    $      (0.12)   $      (0.10)
                                                         ==============================================

Weighted Average Number of Common Shares Outstanding:
  Basic                                                      1,229,582       1,180,469       1,133,896
                                                         ==============================================

  Diluted                                                    1,274,034       1,180,469       1,133,896
                                                         ==============================================


-------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                     F-3

                                                                                                  GYRODYNE COMPANY OF AMERICA, INC.
                                                                                                                   AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
-----------------------------------------------------------------------------------------------------------------------------------

                                  $1 Par Value
                                  Common Stock                                                Treasury Stock
                           ---------------------------    Additional                   ----------------------------
                                               Par          Paid in        Income                                          Total
                              Shares          Value         Capital       (Deficit)       Shares           Cost           Equity
                           ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance, May 1, 2003          1,531,086   $  1,531,086   $  7,278,191   $   (816,758)       414,024    $ (2,531,389)   $  5,461,130
Exercise of Stock Options             -              -        227,122              -        (38,670)        222,353         449,475
Net Loss                              -              -              -       (113,466)             -               -        (113,466)
                           ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance, April 30, 2004       1,531,086      1,531,086      7,505,313       (930,224)       375,354      (2,309,036)      5,797,139
Exercise of Stock Options             -              -        335,753              -        (57,946)        333,189         668,942
Net Loss                              -              -              -       (137,648)             -               -        (137,648)
                           ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance, April 30, 2005       1,531,086      1,531,086      7,841,066     (1,067,872)       317,408      (1,975,847)      6,328,433
Exercise of Stock Options             -              -        191,068              -        (23,541)        135,361         326,429
Tax Benefit from Exercise
 of Stock Options                     -              -        367,000              -              -               -         367,000
Net Income                            -              -              -     13,115,317              -               -      13,115,317
                           ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance, April 30, 2006       1,531,086   $  1,531,086   $  8,399,134   $ 12,047,445        293,867    $ (1,840,486)   $ 20,137,179
                           ============   ============   ============   ============   ============    ============    ============




-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                                 F-4

                                                                         GYRODYNE COMPANY OF AMERICA, INC.
                                                                                          AND SUBSIDIARIES

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------
Years Ended April 30,                                            2006            2005            2004
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                          $ 13,115,317    $   (137,648)   $   (113,466)
                                                            ----------------------------------------------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               105,861         115,607         119,945
      Bad debt expense                                             24,000          57,000          48,000
      Deferred income tax provision (benefit)                   7,947,000        (114,000)       (142,000)
      Stock based compensation                                          -               -          76,606
      Net periodic pension benefit cost                           116,029         226,109         236,870
      Gain on condemnation of rental property                    (414,349)              -               -
      Gain on sale of equipment                                         -         (12,000)              -
      Gain on sale of rental real estate                       (1,136,705)       (437,195)              -
      Changes in operating assets and liabilities:
        Decrease (increase) in assets:
          Land development costs                                4,657,794        (798,453)     (1,189,659)
          Accounts receivable                                     (54,864)        (26,227)        (69,645)
          Interest receivable                                    (921,385)              -               -
          Prepaid expenses and other assets                         4,096          18,705          (2,333)
          Prepaid pension costs                                   (50,000)              -               -
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                   704,778         (28,027)        (16,815)
          Income taxes payable                                          -         (28,306)         28,306
          Tenant security deposits                                (65,398)         34,308         (43,228)
                                                            ----------------------------------------------
  Total adjustments                                            10,916,857        (992,479)       (953,953)
                                                            ----------------------------------------------
Net Cash Provided by (Used in) Operating Activities            24,032,174      (1,130,127)     (1,067,419)
                                                            ----------------------------------------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                    (78,984)        (62,958)        (29,754)
  Proceeds on condemnation of rental property                     596,075               -               -
  Proceeds from sale of equipment                                       -          12,000               -
  Proceeds from mortgage receivable                             1,300,000         500,000               -
                                                            ----------------------------------------------
Net Cash Provided by (Used in) Investing Activities             1,817,091         449,042         (29,754)
                                                            ----------------------------------------------

Cash Flows from Financing Activities:
  Repayment of loans payable                                       (7,411)       (706,095)        (17,889)
  Loan origination fees                                                 -               -          73,519
Proceeds from exercise of stock options                           326,429         668,942         372,869
                                                            ----------------------------------------------
Net Cash Provided by (Used in) Financing Activities               319,018         (37,153)        428,499
                                                            ----------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents           26,168,283        (718,238)       (668,674)
Cash and Cash Equivalents, beginning of year                      844,405       1,562,643       2,231,317
                                                            ----------------------------------------------
Cash and Cash Equivalents, end of year                       $ 27,012,688    $    844,405    $  1,562,643
                                                            ==============================================


----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                        F-5

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Organization and nature of operations - Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York, and is also pursuing development plans of its real estate holdings.

     The State University of New York at Stony Brook has acquired part of the Company's real estate property located in Stony Brook/St. James, New York through eminent domain. See Note 18.

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

     Rental real estate - Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment, are stated at cost, and reported net of accumulated depreciation and amortization. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

     Depreciation and amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings and Improvements                                10 to 30 years
     Machinery and Equipment                                   3 to 20 years

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

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

     Investments - The Company has a 10.93% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method in accordance with Emerging Issue Task Force ("EITF") Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of AICPA Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures."

     Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

     Net income (loss) per common share and per common equivalent share - The reconciliations for the years ended April 30, 2006, 2005 and 2004 are as follows:

     Year Ended April 30, 2006                                    Income         Shares       Per Share
     ----------------------------------------------------------------------------------------------------
     Basic EPS                                                $ 13,115,317       1,229,582   $      10.67
     Effect of Dilutive Securities - common stock options                -          44,452           (.38)
                                                              ------------    ------------   ------------
     Diluted EPS                                              $ 13,115,317       1,274,034   $      10.29
                                                              ============    ============   ============

     Year Ended April 30, 2005                                     Loss          Shares       Per Share
     ----------------------------------------------------------------------------------------------------

     Basic EPS                                                $   (137,648)      1,180,469   $       (.12)
     Effect of Dilutive Securities - common stock options                -               -              -
                                                              ------------    ------------   ------------
     Diluted EPS                                              $   (137,648)      1,180,469   $       (.12)
                                                              ============    ============   ============

     Year Ended April 30, 2004                                    Income         Shares       Per Share
     ----------------------------------------------------------------------------------------------------

     Basic EPS                                                $   (113,466)      1,133,896   $       (.10)
     Effect of Dilutive Securities - common stock options                -               -              -
                                                              ------------    ------------   ------------
     Diluted EPS                                              $   (113,466)      1,133,896   $       (.10)
                                                              ============    ============   ============

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

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

     In accordance with APB Opinion No. 25, no compensation expense has been recognized for the employee stock option plans. Had the Company recorded compensation expense for the employee stock options based on the fair value at the grant date for awards in the years ended April 30, 2006, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:

                                                          2006            2005            2004
     ---------------------------------------------------------------------------------------------
     Net Income (Loss), as reported                  $ 13,115,317    $  (137,648)    $   (113,466)
     Net Income (Loss), pro forma                      13,115,317       (138,648)        (230,466)
     Basic Income (Loss) Per Share, as reported             10.67           (.12)            (.10)
     Basic Income (Loss) Per Share, pro forma               10.67           (.12)            (.20)
     Diluted Income (Loss) Per Share, as reported           10.29           (.12)            (.10)
     Diluted Income (Loss) Per Share, pro forma             10.29           (.12)            (.20)

     For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal year ended April 30, 2004. There were no stock options granted during the fiscal years ended April 30, 2006 and 2005.

     Years Ended April 30,                                2006            2005            2004
     ---------------------------------------------------------------------------------------------
     Dividend Yield                                        -               -                0.0%
     Volatility                                            -               -               32.0%
     Risk-Free Interest Rate                               -               -                2.0%
     Expected Life                                         -               -             5 Years

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

     New accounting pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), ("SFAS 123(R)") "Share-Based Payment". This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first annual reporting period that begins after June 15, 2005.

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

     On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. If the Company had included the cost of employee stock option compensation in its financial statements it would not have had a material effect on the net income for the years ended April 30, 2006 and 2005. There would have been a material effect on the Company's net income for the year ended April 30, 2004. The pro forma effect on net income is shown above.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS Statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The Company does not believe that the adoption of this standard on May 1, 2007 will have a material effect on its consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of this standard on May 1, 2007 will have a material effect on its consolidated financial statements.

     Reclassifications - Certain reclassifications have been made to the consolidated financial statements for the years ended April 30, 2005 and 2004 to conform to the classification used in the current fiscal year.

2.   Interest Receivable

     In connection with the condemnation of the Flowerfield property, the Company has accrued interest commencing with the date Stony Brook University took title to the property, in November 2005, until the time the Company received the advance payment, in March 2006. Pursuant to the New York State Eminent Domain Procedure Law, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking. See Note 18.

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

3.   Mortgage Receivable

     A mortgage receivable in the original principal amount of $1,800,000 was due from a former tenant in connection with sale of real estate. See Note
     9. The mortgage bore interest at 5% per annum with interest only payments due quarterly, commencing in November 2002. The remaining principal and any unpaid interest was paid in August 2005.

4.   Investment in Grove Partnership

     The Company has a 10.93% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of April 30, 2006, 2005 and 2004, the carrying value of the Company's investment was $0.

     The Grove has reported to its limited partners that in June 2005 it received an independent appraisal report of the citrus grove property, which is now the subject of development applications. Based upon the appraised value of the citrus grove operations and property, at April 30, 2006, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove would be approximately $18,000,000 without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

     The fiscal year end of the Grove is June 30. Summarized financial information of the Grove as of June 30, 2005, 2004 and 2003 is as follows:

     Years Ended June 30,               2005           2004            2003
     ---------------------------------------------------------------------------
                                  (in thousands) (in thousands)  (in thousands)

     Total Current Assets          $      5,226   $      5,662    $      7,970
     Total Assets                        20,419         20,917          23,048
     Total Current Liabilities            1,708          3,071           2,495
     Total Liabilities                   17,729         19,076          20,012
     Total Partners' Capital              2,690          1,841           3,036
     Total Revenues                       5,915          3,213           8,827
     Net Income (Loss)                      849         (1,195)         (1,586)

5.   Income Taxes

     The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

     The provision (benefit) for income taxes is comprised of the following:

     Years Ended April 30,              2006           2005            2004
     ---------------------------------------------------------------------------
     Current:
        Federal                    $    318,905    $          -    $    101,203
        State                            85,999          22,234         (49,442)
                                   ------------    ------------    ------------
                                        404,904          22,234          51,761
                                   ------------    ------------    ------------
     Deferred:
        Federal                       5,997,000         (96,000)       (103,000)
        State                         1,950,000         (18,000)        (39,000)
                                   ------------    ------------    ------------
                                      7,947,000        (114,000)       (142,000)
                                   ------------    ------------    ------------
                                   $  8,351,904    $    (91,766)   $    (90,239)
                                   ============    ============    ============

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

     The components of the net deferred tax liabilities are as follows:

     April 30,                                                 2006           2005
     ---------------------------------------------------------------------------------
     Deferred Tax Assets:
        Stock compensation                                $    192,000    $      3,000
        Accrued sick and vacation                               20,000          14,000
        Provision for bad debt                                  10,000          15,000
        Tax loss carryforwards                                       -          27,000
        Contribution carryforwards                                   -           3,000
                                                          ------------    ------------
     Total Deferred Tax Assets                                 222,000          62,000

     Deferred Tax Liabilities:
        Prepaid pension costs                                 (464,000)       (490,000)
        Unrealized gain on investment in Citrus Grove         (654,000)       (569,000)
        Gain on condemnation (a)                            (8,462,000)              -
        Land development costs                                       -        (600,000)
        Accumulated depreciation                                     -          (8,000)
                                                          ------------    ------------
     Total Deferred Tax Liabilities                         (9,580,000)     (1,667,000)
                                                          ------------    ------------
     Net Deferred Income Taxes                            $ (9,358,000)   $ (1,605,000)
                                                          ============    ============

     The Company had federal net operating loss carryforwards of approximately $78,000, all of which was utilized in the current year to offset taxable income.

     (a) In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes. If the Company replaces the condemned property with like kind property within three years (or such extended period if requested and approved by the Internal Revenue Service at its discretion) after April 30, 2006, recognition of the gain is deferred until the newly acquired property is disposed of.

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

     Years Ended April 30,                              2006          2005         2004
     -------------------------------------------------------------------------------------
     U.S. Federal Statutory Income Rate                  34.0%         34.0%        34.0%
     State Income Tax, net of federal tax benefits        7.5%          7.5%         7.5%
     Other Differences, net                             (2.6)%        (1.5)%         2.8%
                                                     ----------    ----------   ----------
                                                         38.9%         40.0%        44.3%
                                                     ==========    ==========   ==========

6.   Retirement Plans

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During the years ended April 30, 2006, 2005 and 2004, the Company made $50,000, $0 and $0 contributions to the Plan, respectively. The Company has no minimum required contribution for the April 30, 2007 plan year.

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

     The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending April 30, 2006, and a statement of the funded status as of April 30 for all years presented:

     April 30,                                          2006            2005
     ---------------------------------------------------------------------------
     Pension Benefits
     Reconciliation of Benefit Obligation:
        Obligation                                 $  2,362,367    $  1,996,981
        Service cost                                    138,426         129,967
        Interest cost                                   125,276         129,160
        Actuarial (gain) loss                          (235,783)        269,299
        Benefit payments                               (331,982)       (163,040)
                                                   ------------    ------------
     Obligation, April 30                          $  2,058,304    $  2,362,367
                                                   ============    ============

     April 30,                                          2006            2005
     ---------------------------------------------------------------------------
     Reconciliation at Fair Value of Plan Assets:
        Fair value of plan assets, May 1           $  2,938,625    $  2,163,701
        Actual return on plan assets                    383,143         937,964
        Employer Contributions                           50,000               -
        Benefit payments                               (331,982)       (163,040)
                                                   ------------    ------------
     Fair Value of Plan Assets, April 30              3,039,786       2,938,625
                                                   ------------    ------------

     Funded Status:
        Funded status, April 30                         981,482         576,258
        Unrecognized prior-service cost                  40,230         112,968
        Unrecognized loss                               111,785         510,300
                                                   ------------    ------------
     Net Amount Recognized                         $  1,133,497    $  1,199,526
                                                   ============    ============

     The accumulated benefit obligation was $1,779,044 and $1,993,167 as of April 30, 2006 and 2005, respectively.

     The following table provides the components of net periodic benefit cost for the plans for fiscal years 2006, 2005 and 2004:

     April 30,                                   2006            2005           2004
     -----------------------------------------------------------------------------------
     Pension Benefits
     Service Cost                           $    138,426    $    129,967    $     86,717
     Interest Cost                               125,276         129,160         119,220
     Expected Return on Plan Assets             (228,225)       (165,830)       (126,166)
     Amortization of Prior-Service Cost           72,738          72,738          72,738
     Amortization of Net Loss                      7,814          60,074          84,361
                                            ------------    ------------    ------------
     Net Periodic Benefit Cost After
        Curtailments and Settlements        $    116,029    $    226,109    $    236,870
                                            ============    ============    ============

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

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

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

     April 30,                                                 2006            2005
     ----------------------------------------------------------------------------------
     Pension Benefits
     Weighted-Average Assumptions as of April 30:
        Discount rate                                             6.21%           5.75%
        Expected return on plan assets                            8.00%           8.00%
        Rate of compensation increase                             5.00%           5.00%

     The Plan's investment objectives are expected to be achieved through a portfolio mix of Company stock and cash and cash equivalents which reflect the Plan's desire for investment return while controlling total portfolio risk to an acceptable level.

     The defined benefit plan had the following asset allocations as of their respective measurement dates:

     April 30,                                                 2006            2005
     ----------------------------------------------------------------------------------
     Common Stock - Gyrodyne Company of America, Inc.             94.5%           93.7%
     United States Government Securities                             -             1.1%
     Corporate Equity Securities                                     -             0.3%
     Other Funds                                                   5.5%            4.9%
                                                          ------------    ------------
     Total                                                       100.0%          100.0%
                                                          ============    ============

     Securities of the Company included in plan assets are as follows:

     April 30,                                                 2006            2005
     ----------------------------------------------------------------------------------

     Number of Shares                                           60,580         67,580
     Market Value                                         $  2,871,492   $  2,753,885

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

     Expected approximate future benefit payments are as follows:

     Years Ending April 30,                                             Amount
     ---------------------------------------------------------------------------

     2007                                                            $   150,186
     2008                                                                164,018
     2009                                                                160,168
     2010                                                                150,344
     2011                                                                140,736
     2012 - 2016                                                         730,327

7.   Stock Option Plans

     Incentive Stock Option Plan - The Company had a stock option plan (the "Plan") which expired in October 2003, under which participants were granted Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan was to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who were instrumental in achieving this growth. Such options or grants became exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options expire between April 2007 and May 2008.

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

     Non-Employee Director Stock Option Plan - The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. The plan expired in September 2000. Each non-employee Director was granted an initial 2,500 options on the date of adoption of the plan. These options are exercisable in three equal annual installments commencing on the first anniversary date subsequent to the grant. Additionally, each non-employee Director was granted 1,250 options on each January 1, 1997 through 2000, respectively. These additional options are exercisable in full on the first anniversary date subsequent to the date of grant. The options expire in January 2007.

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

     A summary of the Company's various fixed stock option plans as of April 30, 2006, 2005 and 2004, and changes during the years then ended is presented below:

     Years Ended April 30,                           2006                      2005                      2004
     -----------------------------------------------------------------------------------------------------------------
                                                          Weighted                  Weighted                  Weighted
                                                          Average                   Average                   Average
                                                          Exercise                  Exercise                  Exercise
     Fixed Stock Options                      Shares       Price       Shares        Price        Shares       Price
     -----------------------------------------------------------------------------------------------------------------
     Outstanding, beginning of year            91,030     $ 15.87      164,650      $ 16.30      174,740      $ 15.28
     Granted                                        -           -            -            -       38,500        16.87
     Exercised                                (23,541)      14.36      (57,946)       16.92      (38,670)       12.62
     Forfeited                                   (384)      13.46      (15,674)       16.50            -            -
     Canceled                                       -           -            -            -       (9,920)       14.91
                                             --------                 --------                  --------
     Outstanding, end of year                  67,105       16.42       91,030        15.87      164,650        16.30
                                             ========                 ========                  ========
     Options Exercisable, year end             67,105       16.42       91,030        15.87      164,650        16.30
                                             ========                 ========                  ========
     Weighted-Average Fair Values of
         Options Granted During Year                      $     -                   $     -                   $  5.31

     The following table summarizes information about stock options outstanding at April 30, 2006:

                               Options Outstanding                     Options Exercisable
                   -------------------------------------------  ---------------------------------
                                     Weighted
                                      Average       Weighted                           Weighted
                                     Remaining       Average                           Average
       Exercise        Number       Contractual     Exercise           Number          Exercise
        Price       Outstanding        Life           Price         Outstanding         Price
     ---------------------------------------------------------  ---------------------------------
        $15.68         22,055          1.50          $15.68           22,055           $15.68
        $15.94          3,300          1.28          $15.94            3,300           $15.94
        $16.16         13,750           .94          $16.16           13,750           $16.16
        $16.87         22,500          2.04          $16.87           22,500           $16.87
        $18.44          5,500           .67          $18.44            5,500           $18.44

     Shares reserved for future issuance at April 30, 2006 are comprised of the following:

     Shares issuable upon exercise of stock options under the
         Company's Non-Employee Director Stock Option Plan                5,500

     Shares issuable upon exercise of stock options under the
         Company's stock incentive plan                                  61,605
                                                                    ------------
                                                                         67,105
                                                                    ============

     Incentive Compensation Plan - The Company has an incentive compensation plan for all full-time employees and members of the Board in order to promote shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company. Change in control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Company's common stock on the closing date, equivalent to 100,000 shares of Company common stock, such number of

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

     shares and "establishment date" price per share subject to adjustments to reflect changes in capitalization. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%).

8.   Revolving Credit Line

     The Company's line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (7.75% at April 30, 2006) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of April 30, 2006 and 2005, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

9.   Sale of Real Estate

     On August 8, 2002, the Company sold approximately twelve acres of property and certain buildings with a carrying value of approximately $559,000 to an existing tenant. The contract of sale amounted to $5,370,000 under which the Company received a cash payment of approximately $3,600,000 and a three-year mortgage for $1,800,000 with interest at 5%. The profit on the sale of the land and buildings was $4,700,000 net of transaction costs of approximately $113,000. Pursuant to SFAS No. 66, approximately $1,570,000 of the gain on this sale was deferred. The deferred gain was recognized upon collection of the entire related mortgage receivable in August 2005.

     During the fiscal year ended April 30, 2006, the Company received cash payments from its mortgage receivable totaling $1,300,000 and recognized a gain on the sale of real estate of approximately $1,137,000.

10.  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and U.S. Government securities. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at April 30, 2006, 2005 and 2004.

11.  Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for:

     Years Ended April 30,                2006           2005           2004
     --------------------------------------------------------------------------

     Interest                        $          -   $     35,217   $     38,850
                                     ============   ============   ============

     Income Taxes                    $    400,085   $     30,000   $    204,768
                                     ============   ============   ============

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

12.  Commitments

     Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

     Years Ending April 30,                                          Amount
     ---------------------------------------------------------------------------

     2007                                                      $      1,075,000
     2008                                                               458,000
     2009                                                               336,000
     2010                                                               288,000
     2011                                                               201,000
     Thereafter                                                       1,634,000
                                                               -----------------
                                                               $      3,992,000
                                                               =================

     The Company was leasing office space in St. James, New York on a month-to-month basis through April 30, 2006. Rental expense approximated $55,000, $54,000 and $57,000 for the years ended April 30, 2006, 2005 and
     2004, respectively.

     Employment agreements - Effective January 23, 2003, the Company amended the existing employment contracts with two officers, which provide for annual salaries aggregating approximately $381,000. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control.

     Land development contract - The Company entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. As a result of the University's condemnation of the Flowerfield property, the Company has accrued a $500,000 termination fee pursuant to the contract. The Company was advised by Landmark that it believes that it is entitled to 10% of all condemnation proceeds pursuant to the 10% incentive fee provision. The Company does not believe that the condemnation triggers the incentive fee and believes that Landmark's position is based upon an erroneous interpretation of the incentive fee provision.

13.  Fair Value of Financial Instruments

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

     The estimated fair value of the Company's investment in the Callery Judge Grove Partnership at April 30, 2006, based upon an independent third party appraisal report, is approximately $18,000,000 without adjustment for minority and lack of marketability discount, based on the Company's ownership percentage.

14.  Related Party Transactions

     A law firm related to a director provided legal services to the Company for which it was compensated approximately $7,000, $110,000 and $229,000 for the years ended April 30, 2006, 2005 and 2004, respectively. As of January 1, 2005, the aforementioned law firm is no longer primary outside legal counsel to the Company.

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

15.  Major Customers

     For the year ended April 30, 2006 rental income from the three largest tenants represented 11%, 9% and 9% of total rental income.

     For the year ended April 30, 2005 rental income from the three largest tenants represented 14%, 13% and 10% of total rental income.

     For the year ended April 30, 2004 rental income from the three largest tenants represented 17%, 13% and 12% of total rental income.

16.  Supplementary Information - Quarterly Financial Data (Unaudited)

     2006                                       First          Second          Third           Fourth
     ---------------------------------------------------------------------------------------------------
     Revenue from Rental Property           $    494,534    $    486,166    $    332,477    $    313,474
     Rental Property Expense                    (148,068)       (151,713)       (228,948)       (188,628)
                                            ------------    ------------    ------------    ------------
     Income from Rental Property                 346,466         334,453         103,529         124,846
                                            ------------    ------------    ------------    ------------
     Net Income                             $    111,697    $    475,461    $ 12,427,569    $    100,590
                                            ============    ============    ============    ============

     Net Income Per Common Share
         Basic                              $       0.09    $       0.39    $      10.08    $       0.08
                                            ============    ============    ============    ============
         Diluted                            $       0.09    $       0.37    $       9.75    $       0.08
                                            ============    ============    ============    ============

     2005                                       First          Second          Third           Fourth
     ---------------------------------------------------------------------------------------------------

     Revenue from Rental Property           $    499,922    $    527,622    $    506,771    $    504,855
     Rental Property Expense                    (214,482)       (237,241)       (265,586)       (339,139)
                                            ------------    ------------    ------------    ------------
     Income from Rental Property                 285,440         290,381         241,185         165,716
                                            ------------    ------------    ------------    ------------
     Net (Loss) Income                      $    (52,786)   $    (35,634)   $    (88,141)   $     38,913
                                            ============    ============    ============    ============

     Net (Loss) Income Per Common Share
         Basic                              $      (0.05)   $      (0.03)   $      (0.07)   $       0.03
                                            ============    ============    ============    ============
         Diluted                            $      (0.05)   $      (0.03)   $      (0.07)   $       0.03
                                            ============    ============    ============    ============

     Certain reclassifications between rental property expenses and general and administrative expenses were made in fiscal 2005 to conform to the classification used in the current fiscal year.

17.  Interest Income

     Interest income consists of the following:

     Years Ended April 30,                           2006           2005           2004
     -------------------------------------------------------------------------------------
     Interest on Condemnation Advance Payment   $    921,385   $          -   $          -
     Interest Income on Investments                  111,877              -              -
     Interest Income - Other                          50,844        102,852        111,721
                                                ------------   ------------   ------------
                                                $  1,084,106   $    102,852   $    111,721
                                                ============   ============   ============

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended April 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

18.  Contingencies

     On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in 245.5 acres of the Company's Flowerfield Property pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the property. Under the EDPL, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment.

     On May 1, 2006, the Company filed a Notice of Claim with the Court of Claims of the State of New York seeking $158 million in damages from the University resulting from the condemnation of the 245.5 acres of the Company's Flowerfield property. While the Company believes that a credible case for substantial additional compensation can be made, it is possible that the Company may be awarded a different amount than is being requested, including no compensation, or an amount that is substantially lower than the Company's claim for $158 million. It is also possible that the Court of Claims could ultimately permit the State to recoup part of its advance payment to the Company.

Schedule II - Valuation and Qualifying Accounts
--------------------------------------------------------------------------------

                                                                  Additions
                                                        ----------------------------
                                         Balance at                                                        Balance at
                                         Beginning      Charged to      Charged to                            End
                                         of Period       Expenses     Other Accounts       Deductions      of Period
                                        -----------     -----------   --------------     -------------    -----------
Year End April 30, 2006

Allowance for Doubtful Accounts (a)       $ 36,934        $ 24,000             $0         $ 30,803 (b)      $ 30,131
                                        ===========     ===========      ==========      =============    ===========

Year End April 30, 2005

Allowance for Doubtful Accounts (a)       $ 71,261        $ 57,000             $0         $ 91,327 (b)      $ 36,934
                                        ===========     ===========      ==========      =============    ===========

Year End April 30, 2004

Allowance for Doubtful Accounts (a)       $ 40,861        $ 48,000             $0         $ 17,600 (b)      $ 71,261
                                        ===========     ===========      ==========      =============    ===========

(a) - Deducted from accounts receivable.
(b) - Uncollectible accounts receivable charged against allowance.