Form 10-Q
period 2006-07-31
GYRODYNE CO OF AMERICA INC
filed 2006-09-13
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   JULY 31, 2006
                                                 ----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                          Commission file number  0-1684
                                                 --------

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

               New York                                  11-1688021
               --------                                  ----------
    (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)

                 1 Flowerfield, Suite 24, St. James, N.Y. 11780
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (631) 584-5400
                                 --------------
                           (Issuer's telephone number)

             Former Address: 102 Flowerfield, St. James, N.Y. 11780
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

            1,237,219 SHARES, $1.00 PAR VALUE, AS OF AUGUST 31, 2006


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                           QUARTER ENDED JULY 31, 2006


                                                                       Seq. Page

Form 10-Q Cover                                                               1

Index to Form 10-Q                                                            2

Part I Financial Information                                                  3

Item I Financial Statements                                                   3

Consolidated Balance Sheet (unaudited)                                        3

Consolidated Statements of Operations (unaudited)                             4

Consolidated Statements of Cash Flows (unaudited)                             5

Footnotes to Consolidated Financial Statements                                6

Item 2 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                    9

Item 3 Quantitative and Qualitative Disclosures About Market Risk            12

Item 4 Controls and Procedures                                               12

Part II - Other Information                                                  12

Item 6 Exhibits                                                              12

Signatures                                                                   12

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification                          13

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350,
             as Adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002                                      14


                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

ASSETS                                                                         July 31,        April 30,
------                                                                           2006            2006
                                                                             (Unaudited)
                                                                             ------------    ------------
REAL ESTATE
 Rental property:
   Land                                                                      $      3,017    $      3,017
   Building and improvements                                                    2,922,792       2,876,087
   Machinery and equipment                                                        202,473         157,797
                                                                             ------------    ------------
                                                                                3,128,282       3,036,901
 Less accumulated depreciation                                                  2,506,312       2,492,819
                                                                             ------------    ------------
                                                                                  621,970         544,082
                                                                             ------------    ------------
 Land held for development:
   Land                                                                           558,466         558,466
   Land development costs                                                          43,976           8,707
                                                                             ------------    ------------
                                                                                  602,442         567,173
                                                                             ------------    ------------
     Total real estate, net                                                     1,224,412       1,111,255

CASH AND CASH EQUIVALENTS                                                       5,962,074      27,012,688
INVESTMENT IN MARKETABLE SECURITIES                                            21,284,177               -
RENT RECEIVABLE, net of allowance for doubtful accounts of
$36,000 and $30,000,
respectively                                                                      110,355          93,173
INTEREST RECEIVABLE                                                               458,579         921,385
PREPAID EXPENSES AND OTHER ASSETS                                                 474,502         308,361
PREPAID PENSION COSTS                                                           1,117,884       1,133,497
                                                                             ------------    ------------

     Total Assets                                                            $ 30,631,983    $ 30,580,359
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable and accrued expenses                                      $    927,455    $    921,294
  Tenant security deposits payable                                                155,286         163,886
  Deferred income taxes                                                         9,399,000       9,358,000
                                                                             ------------    ------------
     Total Liabilities                                                         10,481,741      10,443,180
                                                                             ------------    ------------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; authorized 4,000,000 shares;
   1,531,086 shares issued                                                      1,531,086       1,531,086
 Additional paid-in capital                                                     8,399,134       8,399,134
 Accumulated Other Comprehensive Income:
   Unrealized Gain from Marketable Securities                                      67,167               -
 Retained Earnings                                                             11,993,341      12,047,445
                                                                             ------------    ------------
                                                                               21,990,728      21,977,665
 Less cost of shares of common stock held in treasury; 293,867 shares          (1,840,486)     (1,840,486)
                                                                             ------------    ------------
     Total Stockholders' Equity                                                20,150,242      20,137,179
                                                                             ------------    ------------

     Total Liabilities and Stockholders' Equity                              $ 30,631,983    $ 30,580,359
                                                                             ============    ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                        July 31,
                                                   2006            2005
                                               ------------    ------------

REVENUE FROM RENTAL PROPERTY                   $    332,924    $    494,534
                                               ------------    ------------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                                  52,531          40,454
  Operating and maintenance                         116,660          88,928
  Depreciation                                       13,492          18,686
                                               ------------    ------------
TOTAL RENTAL PROPERTY EXPENSES                      182,683         148,068
                                               ------------    ------------

INCOME FROM RENTAL PROPERTY                         150,241         346,466

GENERAL AND ADMINISTRATIVE
  (EXPENSES) AND OTHER INCOME:
  General and administrative (expenses)            (572,697)       (440,132)
  Gain on sale of real estate                             -         262,317
  Interest income                                   332,283          17,512
                                               ------------    ------------
TOTAL GENERAL AND ADMINISTRATIVE
  (EXPENSES) AND OTHER INCOME                      (240,414)       (160,303)
                                               ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                   (90,173)        186,163

(BENEFIT) PROVISION FOR INCOME TAXES                (36,069)         74,466
                                               ------------    ------------

NET (LOSS) INCOME                              $    (54,104)   $    111,697
                                               ============    ============

NET (LOSS) INCOME PER COMMON SHARE:
   Basic                                       $      (0.04)   $       0.09
                                               ============    ============
   Diluted                                     $      (0.04)   $       0.09
                                               ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
   Basic                                          1,237,219       1,217,725
                                               ============    ============
   Diluted                                        1,237,219       1,263,647
                                               ============    ============


                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              July 31,
                                                                        2006            2005
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $    (54,104)   $    111,697
                                                                    ------------    ------------
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                       19,541          29,602
      Bad debt expense                                                     6,000           6,000
      Deferred income tax provision                                            -          74,932
      Pension expense                                                     15,613          29,007
      Gain on sale of real estate                                              -        (262,317)
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                                           (35,269)        (97,222)
        Accounts receivable                                              (23,182)        (19,313)
        Interest receivable                                              462,806               -
        Prepaid expenses and other assets                               (167,350)       (200,087)
        Prepaid pension costs                                                  -         (50,000)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                              6,161         (22,457)
        Tenant security deposits                                          (8,600)        (10,195)
                                                                    ------------    ------------
      Total adjustments                                                  275,720        (522,050)
                                                                    ------------    ------------
      Net cash provided by (used in) operating activities                221,616        (410,353)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                           (91,381)              -
  Proceeds from mortgage receivable                                            -         300,000
  Purchase of marketable securities                                  (21,788,799)              -
  Principal repayments on investment in marketable securities            607,950               -
                                                                    ------------    ------------
      Net cash (used in) provided by investment activities           (21,272,230)        300,000
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                                   -          (1,853)
  Proceeds from exercise of stock options                                      -         250,662
                                                                    ------------    ------------
      Net cash provided by financing activities                                -         248,809
                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents                 (21,050,614)        138,456

Cash and cash equivalents at beginning of period                      27,012,688         844,405
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $  5,962,074    $    982,861
                                                                    ============    ============


                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended July 31, 2006 and 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

The results of operations for the three month period ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.  Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.  Investment in Marketable Securities

The Company's marketable securities consist of debt securities classified as available-for-sale and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of mortgage backed securities on deposit with a major financial institution.

4.  Earnings Per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share, gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options because their effect would have been anti-dilutive. Treasury shares have been excluded from the weighted average number of shares.

The following is a reconciliation of the weighted average shares:

                                                 Three months ended
                                                      July 31,
                                                  2006         2005
                                               ----------   ----------
          Basic                                 1,237,219    1,217,725
          Effect of dilutive securities                 0       45,922
                                               ----------   ----------
          Diluted                               1,237,219    1,263,647
                                               ==========   ==========

5.  Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Revolving Credit Note:

The Company's line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (8.25% at July 31, 2006) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of July 31, 2006 and 2005, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.


                                  Seq. Page 6

7. Stock Options:

Effective May 1, 2006, the Company's stock options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123
(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to May 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to May 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123
(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended July 31, 2006 include share-based compensation expense totaling $0. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the three months ended July 31, 2005 totaled $0.

The following table represents the Company's stock options granted, exercised and forfeited during the first three months of fiscal 2007.

                                                          Weighted     Weighted
                                                           Average      Average
                                                          Exercise     Remaining    Aggregate
                                             Number of    price per   Contractual   Intrinsic
              Stock Options                   Shares       Share         Term         Value
----------------------------------------    ----------   ----------   ----------   ----------
Outstanding at May 1, 2006                      67,105   $    16.42            -            -
Granted                                              -            -            -            -
Exercised                                            -            -            -            -
Forfeited/expired                                    -            -            -            -
Outstanding at July 31, 2006                    67,105   $    16.42         1.24   $2,225,448
                                            ==========   ==========   ==========   ==========

Vested and Exercisable at July 31, 2006         67,105   $    16.42         1.24   $2,225,448
                                            ==========   ==========   ==========   ==========


                                  Seq. Page 7

8.  Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three months ended July 31, 2006 and 2005:

                                                Three Months Ended
                                                     July, 31
                                                 2006          2005
                                              ----------    ----------
     Pension Benefits
     Service Cost                             $   33,081    $   34,606
     Interest Cost                                31,634        31,319
     Expected Return on Plan Assets              (59,159)      (57,056)
     Amortization of Prior-Service Cost           10,057        18,184
     Amortization of Net Loss                          0         1,954
                                              ----------    ----------

     Net Periodic Benefit Cost After
       Curtailments and Settlements           $   15,613    $   29,007
                                              ==========    ==========

During the three months ended July 31, 2005, the Company made a $50,000 contribution to the plan. The Company has no minimum required contribution for the April 30, 2007 plan year.

9.  Commitments

Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

          Twelve Months Ending July 31,                    Amount
          ----------------------------------------------------------

          2007                                        $      790,000
          2008                                               525,000
          2009                                               309,000
          2010                                               282,000
          2011                                               183,000
          Thereafter                                       1,588,000
                                                      --------------
                                                      $    3,677,000
                                                      ==============

Employment agreements - Effective January 23, 2003, the Company amended the existing employment contracts with two officers, which provide for annual salaries aggregating approximately $381,000. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control.

Land development contract - The Company entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. As a result of the University's condemnation of the Flowerfield property, the Company has accrued a $500,000 termination fee pursuant to the contract. The Company was advised by Landmark that it believes that it is entitled to 10% of all condemnation proceeds pursuant to a 10% incentive fee provision. The Company does not believe that the condemnation triggers the incentive fee and believes that Landmark's position is based upon an erroneous interpretation of the incentive fee provision.

10. Recent Accounting Pronouncements:

In December 2004, the FASB issued Statement No. 123(R), ("FAS 123(R)") "Share-Based Payment". This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements. This statement is effective with the first interim reporting period following an annual filing after December 15, 2005.


                                  Seq. Page 8

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements, that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the effect of economic and business conditions, including risk inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the Company's existing real estate and other risks detailed from time to time in its SEC reports. The Company assumes no obligation to update the information in this Form 10-Q.

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

Long Lived Assets
-----------------

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. Such future cash flow estimates


                                  Seq. Page 9
consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

Stock-Based Compensation
------------------------

Effective May 1, 2006, the Company's stock options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123
(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to May 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.


         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006
               AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2005

The Company is reporting a net loss for the three months ending July 31, 2006 amounting to $54,104 compared to net income totaling $111,697 for the same period last year. This decline of $165,801 includes several contributing factors which are detailed in this report. On a diluted basis, the results represent a per share loss of $0.04 compared to income of $0.09 per share for the 2006 and 2005 periods, respectively.

Reflecting primarily the loss of earnings caused by the condemnation of certain properties previously reported, revenues from rental property declined by $161,610 or 33% to $332,924 for the current period compared to $494,534 for the same quarter last year. The condemnation accounted for $151,713 of the variance while the balance represented the net change in tenancies.

Rental property expenses amounted to $182,683 reflecting an increase of $34,615 or 23% over the prior year total of $148,068. Real estate taxes accounted for $12,077 of the variance while operating and maintenance expenses increased by $27,732. Depreciation expenses declined by $5,194. As reported in a previous filing, real estate taxes attributable to undeveloped portions of the Flowerfield property were previously capitalized as a result of the filed plans to develop a residential golf course community. Following the condemnation of a major portion of that property, the taxes on the remaining acreage have been expensed. The increase in operating and maintenance expenses is attributable to a $25,817 increase in property and casualty insurance premiums and an $11,747 increase in repair and maintenance costs. With reference to the reported increase in insurance premiums it should be noted that last year's results included $35,822 in reimbursements from tenants that pertained to a prior period. Costs associated with outside services were reduced by $8,427.

Based on the foregoing, income from rental property declined by $196,225 to $150,241 compared to $346,466 during the same period last year.

General and administrative expenses and other income amounted to a net expense of $240,414 and $160,303 for the current three month period and the prior year, respectively. For the quarter ending July 31, 2006, general and administrative expenses totaled $572,697 and represents an increase of $132,565 over the results of the prior year when expenses amounted to $440,132. The major contributing factor to this increase was $71,041 in costs associated with preparing our claim for additional compensation for the condemned property in the Court of Claims of the State of New York. Additionally, the Company experienced increased levels of expense for outside services and legal and consulting which amounted to $15,517 and $100,189, respectively. The increase in outside services is primarily attributable to the engagement of a consulting group for special projects which included the installation of a new accounting system, the increase in legal and consulting fees reflects costs associated with services from our investment bankers, the planned conversion to a Real Estate Investment Trust ( REIT ), and various other corporate matters. Partially offsetting these increases, the current period also reflects decreases of $13,910 in rental expense, $26,531 in corporate governance matters, and $13,394 in pension expense. Last year, other income included $262,317 in gains from the sale of real estate. Interest income for the period increased by $314,771, totaling $332,283 compared to $17,512 during the prior year. This increase is attributable to the investment of the previously reported Advance Payment of $26.3 million related to the condemnation of 245.5 acres of the Flowerfield property.


                                  Seq. Page 10

As a result, the Company is reporting a loss before taxes of $90,173 compared to income before taxes totaling $186,163 for the same three month period during the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $221,616 and $(410,353) during the three months ended July 31, 2006 and 2005, respectively. The cash provided by operating activities in the current period was primarily related to the receipt of a portion of the interest due from the State of New York on the condemnation advance payment. The primary use of cash in the prior period were funds used in the prepayment of real estate taxes as well as land development costs.

Net cash (used in) provided by investing activities were $(21,272,230) and $300,000 during the three months ended July 31, 2006 and 2005, respectively. The principal use of cash in the current period was primarily related to the investment in REIT qualified mortgage backed securities. The cash provided by investing activities in the prior period represents a prepayment of $300,000 to the Company's mortgage receivable.

Net cash provided by financing activities was $0 and $248,809 during the three months ended July 31, 2006 and 2005, respectively. The net cash provided during the prior period was primarily the result of proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 9.25% at July 31, 2006. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of July 31, 2006, the Company had cash and cash equivalents of $5,962,074 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $27,180,000 at July 31, 2006. Net prepaid expenses and other assets shown in the accompanying chart does not include $26,946 and $65,741 of furniture and fixtures, net, and loan origination fees, net, for the three months ended July 31, 2006 and July 31, 2005, respectively.

                                                          July 31,
                                                     2006           2005
                                                 ------------   ------------
           Current assets:
       Cash and cash equivalents                 $  5,962,074   $    982,861
       Investment in marketable securities         21,284,177              0
       Rent receivable, net                           110,355         75,622
       Interest receivable                            458,579              0
       Mortgage receivable                                  0      1,000,000
       Net prepaid expenses and other assets          447,556        326,143
                                                 ------------   ------------
           Total current assets                    28,262,741      2,384,626
                                                 ------------   ------------

     Current liabilities:
       Accounts payable and accrued expenses          927,455        182,324
       Tenant security deposits payable               155,286        219,089
       Current portion of loans payable                     0          7,411
                                                 ------------   ------------
            Total current liabilities               1,082,741        408,824
                                                 ------------   ------------

     Working capital                             $ 27,180,000   $  1,975,802
                                                 ============   ============

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


                                  Seq. Page 11

(c) OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk from that disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 4 CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Items 1 through 5 are not applicable to the three months ended July 31, 2006.


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


                                    GYRODYNE COMPANY OF AMERICA, INC.


     Date: August 31, 2006              /S/ Stephen V. Maroney
                                        ----------------------
                                        Stephen V. Maroney
                                        President, Chief Executive Officer
                                         and Treasurer


     Date: August 31, 2006              /S/ Frank D'Alessandro
                                        ----------------------
                                        Frank D'Alessandro
                                        Controller


                                  Seq. Page 12