Form 10-Q
period 2006-10-31
GYRODYNE CO OF AMERICA INC
filed 2006-12-13
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended OCTOBER 31, 2006

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

           1,237,219 SHARES, $1.00 PAR VALUE, AS OF NOVEMBER 30, 2006


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                         QUARTER ENDED OCTOBER 31, 2006


                                                                       Seq. Page

Form 10-Q Cover                                                            1

Index to Form 10-Q                                                         2

Part I Financial Information                                               3

Item I Financial Statements                                                3

Consolidated Balance Sheet (unaudited)                                     3

Consolidated Statements of Operations (unaudited)                          4

Consolidated Statements of Cash Flows (unaudited)                          5

Footnotes to Consolidated Financial Statements                             6

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        9

Item 3 Quantitative and Qualitative Disclosures About Market Risk         13

Item 4 Controls and Procedures                                            13

Part II - Other Information                                               13

Item 6 Exhibits                                                           13

Signatures                                                                13

Exhibits:
---------

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

ASSETS                                                                        October 31,      April 30,
------                                                                           2006            2006
                                                                              (Unaudited)
                                                                             ------------    ------------
REAL ESTATE
 Rental property:
   Land                                                                      $      3,017    $      3,017
   Building and improvements                                                    3,062,059       2,876,087
   Machinery and equipment                                                        205,274         157,797
                                                                             ------------    ------------
                                                                                3,270,350       3,036,901
 Less accumulated depreciation                                                  2,521,105       2,492,819
                                                                             ------------    ------------
                                                                                  749,245         544,082
                                                                             ------------    ------------
 Land held for development:
   Land                                                                           558,466         558,466
   Land development costs                                                          78,356           8,707
                                                                             ------------    ------------
                                                                                  636,822         567,173
                                                                             ------------    ------------
     Total real estate, net                                                     1,386,067       1,111,255

CASH AND CASH EQUIVALENTS                                                       2,957,854      27,012,688
INVESTMENT IN MARKETABLE SECURITIES                                            23,786,285               -
DEPOSIT ON PROPERTY                                                               504,000               -
RENT RECEIVABLE, net of allowance for doubtful accounts
of $42,000 and $30,000, respectively                                               88,344          93,173
INTEREST RECEIVABLE                                                               469,564         921,385
PREPAID EXPENSES AND OTHER ASSETS                                                 345,650         308,361
PREPAID PENSION COSTS                                                           1,102,271       1,133,497
                                                                             ------------    ------------

     Total Assets                                                            $ 30,640,035    $ 30,580,359
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable and accrued expenses                                      $    798,245    $    921,294
  Tenant security deposits payable                                                161,751         163,886
  Deferred income taxes                                                         9,446,639       9,358,000
                                                                             ------------    ------------
     Total Liabilities                                                         10,406,635      10,443,180
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
      1,531,086 shares issued                                                   1,531,086       1,531,086
  Additional paid-in capital                                                    8,399,134       8,399,134
  Accumulated Other Comprehensive Income:
  Unrealized Gain from Marketable Securities                                      137,798               -
  Retained Earnings                                                            12,005,868      12,047,445
                                                                             ------------    ------------
                                                                               22,073,886      21,977,665
  Less cost of shares of common stock held in treasury; 293,867 shares         (1,840,486)     (1,840,486)
                                                                             ------------    ------------
     Total Stockholders' Equity                                                20,233,400      20,137,179
                                                                             ------------    ------------

     Total Liabilities and Stockholders' Equity                              $ 30,640,035    $ 30,580,359
                                                                             ============    ============

                 See notes to consolidated financial statements


                                  Seq. Page 3

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Six Months Ended                Three Months Ended
                                                     October 31,                     October 31,
                                                 2006            2005            2006            2005
                                             ------------    ------------    ------------    ------------
REVENUE FROM RENTAL PROPERTY                 $    670,423    $    980,700    $    337,499    $    486,166
                                             ------------    ------------    ------------    ------------

RENTAL PROPERTY EXPENSES:
  Real estate taxes                               105,062          80,909          52,531          40,455
  Operating and maintenance                       236,747         181,501         120,087          92,573
  Depreciation                                     28,286          37,371          14,794          18,685
                                             ------------    ------------    ------------    ------------
TOTAL RENTAL PROPERTY EXPENSES                    370,095         299,781         187,412         151,713
                                             ------------    ------------    ------------    ------------

INCOME FROM RENTAL PROPERTY                       300,328         680,919         150,087         334,453

GENERAL AND ADMINISTRATIVE
  (EXPENSES) AND OTHER INCOME:
  General and administrative (expenses)        (1,063,651)       (869,908)       (490,954)       (429,776)
  Gain on sale of real estate                           -       1,136,705               -         874,388
  Interest income                                 694,028          30,881         361,745          13,369
                                             ------------    ------------    ------------    ------------
TOTAL GENERAL AND ADMINISTRATIVE
  (EXPENSES) AND OTHER INCOME                    (369,623)        297,678        (129,209)        457,981
                                             ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                 (69,295)        978,597          20,878         792,434

(BENEFIT) PROVISION FOR INCOME TAXES              (27,718)        391,439           8,351         316,973
                                             ------------    ------------    ------------    ------------

NET (LOSS) INCOME                            $    (41,577)   $    587,158    $     12,527    $    475,461
                                             ============    ============    ============    ============

NET (LOSS) INCOME PER COMMON SHARE:
  Basic                                      $      (0.03)   $       0.48    $       0.01    $       0.39
                                             ============    ============    ============    ============
  Diluted                                    $      (0.03)   $       0.46    $       0.01    $       0.37
                                             ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
    Basic                                       1,237,219       1,224,243       1,237,219       1,230,761
                                             ============    ============    ============    ============
    Diluted                                     1,237,219       1,270,968       1,280,945       1,278,290
                                             ============    ============    ============    ============

                 See notes to consolidated financial statements


                                  Seq. Page 4

                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                           October 31,
                                                                           -----------
                                                                       2006            2005
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $    (41,577)   $    587,158
                                                                   ------------    ------------
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                      38,533          59,202
      Bad debt expense                                                   12,000          12,000
      Pension expense                                                    31,226          58,015
      Gain on sale of real estate                                             -      (1,136,705)
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                                          (69,649)       (218,651)
        Accounts receivable                                              (7,171)        (43,386)
        Interest receivable                                             451,821               -
        Prepaid expenses and other assets                               (39,410)        (43,065)
        Prepaid pension costs                                                 -         (50,000)
      (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                          (119,767)         66,355
        Income taxes payable                                                  -         231,405
        Tenant security deposits                                         (2,135)        (10,761)
                                                                   ------------    ------------
      Total adjustments                                                 295,448      (1,075,591)
                                                                   ------------    ------------
      Net cash provided by (used in) operating activities               253,871        (488,433)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Costs associated with property, plant and equipment                  (236,735)              -
  Deposit on property                                                  (504,000)              -
  Proceeds from mortgage receivable                                           -       1,300,000
  Purchase of marketable securities                                 (24,792,258)              -
  Principle repayments on investment in marketable securities         1,224,288               -
                                                                   ------------    ------------
      Net cash (used in) provided by investment activities          (24,308,705)      1,300,000
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans payable                                                  -          (3,705)
  Proceeds from exercise of stock options                                     -         252,378
                                                                   ------------    ------------
      Net cash provided by financing activities                               -         248,673
                                                                   ------------    ------------

Net (decrease) increase in cash and cash equivalents                (24,054,834)      1,060,240

Cash and cash equivalents at beginning of period                     27,012,688         844,405
                                                                   ------------    ------------

Cash and cash equivalents at end of period                         $  2,957,854    $  1,904,645
                                                                   ============    ============

                 See notes to consolidated financial statements


                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended October 31, 2006 and 2005.

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

The results of operations for the three and six month periods ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.   Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.   Investment in Marketable Securities

The Company's marketable securities consist of debt securities classified as available-for-sale and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of agency hybrid mortgage backed securities on deposit with a major financial institution.

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

The following is a reconciliation of the weighted average shares:

                                   Six months ended         Three months ended
                                      October 31,              October 31,
                                   2006        2005         2006        2005
                                ----------  ----------   ----------  ----------
Basic                            1,237,219   1,224,243    1,237,219   1,230,761
Effect of dilutive securities            -      46,725       43,726      47,529
                                ----------  ----------   ----------  ----------
Diluted                          1,237,219   1,270,968    1,280,945   1,278,290
                                ==========  ==========   ==========  ==========

5.   Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6.   Revolving Credit Note:

The Company's line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate ( 8.25 % at October 31, 2006) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of October 31, 2006 and 2005, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.


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

As a result of the adoption of FAS 123 (R), the Company's results for the three and six month period ended October 31, 2006 include share-based compensation expense totaling $0. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the three and six months ended October 31, 2005 totaled $0.

The following table represents the Company's stock options granted, exercised and forfeited during the six months of fiscal 2007.

                                               Weighted    Weighted
                                               Average      Average
                                               Exercise    Remaining   Aggregate
                                  Number of   price per   Contractual  Intrinsic
Stock Options                       Shares      Share        Term       Value
                                  ----------  ----------  ----------  ----------
Outstanding at May 1, 2006            67,105  $    16.42           -           -
Granted                                    -           -           -           -
Exercised                                  -           -           -           -
Forfeited/expired                          -           -           -           -
Outstanding at October 31, 2006       67,105  $    16.42         .98  $1,908,713
                                  ==========  ==========  ==========  ==========

Vested and Exercisable at
    October 31, 2006                  67,105  $    16.42         .98  $1,908,713
                                  ==========  ==========  ==========  ==========


                                  Seq. Page 7

8.   Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and six months ended October 31, 2006 and 2005:

                                          Six Months Ended            Three Months Ended
                                             October 31,                  October 31,
                                       ------------------------    ------------------------
                                          2006          2005          2006          2005
                                       ----------    ----------    ----------    ----------
Pension Benefits
Service Cost                           $   66,162    $   69,213    $   33,081    $   34,607
Interest Cost                              63,268        62,638        31,634        31,319
Expected Return on Plan Assets           (118,318)     (114,112)      (59,159)      (57,056)
Amortization of Prior-Service Cost         20,114        36,369        10,057        18,185
Amortization of Net Loss                        0         3,907             0         1,953
                                       ----------    ----------    ----------    ----------

Net Periodic Benefit Cost After
Curtailments and Settlements           $   31,226    $   58,015    $   15,613    $   29,008
                                       ==========    ==========    ==========    ==========

During the six months ended October 31, 2005, the Company made a $50,000 contribution to the plan. The Company has no minimum required contribution for the April 30, 2007 plan year.

9.   Commitments and Contingencies

Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

Twelve Months Ending October 31,                                     Amount
--------------------------------------------------------------------------------

2007                                                             $     900,000
2008                                                                   517,000
2009                                                                   291,000
2010                                                                   255,000
2011                                                                   183,000
Thereafter                                                           1,543,000
                                                                 -------------
                                                                 $   3,689,000
                                                                 =============

Employment agreements - The Company has employment contracts with two officers that provide for annual salaries aggregating approximately $381,000 and a severance payment equivalent to three years salary in the event of a change in control.

Land development contract - The Company entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. As a result of the University's condemnation of the Flowerfield property, the Company has accrued a $500,000 termination fee pursuant to the contract. The Company was advised by Landmark that it believes that it is entitled to 10% of all condemnation proceeds pursuant to a 10% incentive fee provision. The Company does not believe that the condemnation triggers the incentive fee and believes that Landmark's position is based upon an erroneous interpretation of the incentive fee provision. Both parties have agreed to participate in discussions that are aimed at resolving our differences. Those discussions began recently and are ongoing.

Purchase agreement - On October 12, 2006, the Company entered into a Contract of Sale (the "Contract") by and between the Company and Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (collectively, the "Seller") to acquire land and buildings comprising, in significant part, a medical office complex known as Port Jefferson Professional Park in Port Jefferson Station, New York. The Contract relates specifically to ten office buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway, which are situated on 5.16 acres with approximately 40,000 square feet of rentable space (the "Property") and a current occupancy rate of 97%. The purchase price per square foot is currently $221.25 and the aggregate annual rental revenue from the property is currently $888,000. The implied net operation income capitalization rate for this transaction is approximately 7.5%. Other than with respect to the Contract itself, there is no material relationship between the Company and the Seller.


                                  Seq. Page 8

The purchase price for the Property is $8.85 million, $500,000 of which was paid as a refundable deposit upon the signing of the Contract, and the remainder, subject to any adjustments, is required to be paid at closing. The closing is expected to take place 45 days from the date of the Contract and is subject to customary representations and conditions. Under the Contract, the Company has the right to elect either to pay all cash at closing or apply to assume the terms of an existing mortgage loan due February 1, 2022 at a current interest rate of 5.75%. The Contract is subject to a 30-day inspection period during which the Company may, at its own expense, arrange for environmental and/or engineering inspections. The Company may terminate the Contract, for any or no reason, prior to the expiration of the inspection period.

Upon acquisition, the Company intends to continue to operate the office space pursuant to existing leases. At October 31, 2006, there were no deferred expenses recorded in relation to this transaction.

10.  Recent Accounting Pronouncements:

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning February 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, the adoption of this interpretation will have on the Company's financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company's fiscal year ending April 30, 2007. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 ("FAS 157") "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued Statement No. 158 ("FAS 158") "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe that adoption of this statement will have a material effect on its financial statements.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements, that could


                                  Seq. Page 9
cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the effect of economic and business conditions, including risk inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the Company's existing real estate and other risks detailed from time to time in its SEC reports. The Company assumes no obligation to update the information in this Form 10-Q.

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


                                  Seq. Page 10

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

    RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006
         AS COMPARED TO THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005

The Company is reporting net income of $12,527 for the quarter ending October 31, 2006 compared to net income of $475,461 for the same period of the prior year and a net loss of $41,577 for the six months then ended compared to net income of $587,158 in the prior year.

Diluted per share earnings for the current quarter amounted to $0.01 compared to $0.37 in the prior year and a per share loss of $(0.03) compared to earnings of $0.46 for the six months ending October 31, 2006 and 2005, respectively.

Revenue from rental property declined in both the three and six month periods of the current year, amounting to $337,499 and $670,423, respectively , compared to $486,166 and $980,700 for the comparable periods last year. The decreases amounted to $148,667 for the quarter and $310,277 for the six month period. The decline in revenues was primarily caused by the condemnation which accounted for $140,477 and $280,955 for the three and six month periods, respectively.

Rental property expenses totaled $187,412 for the quarter compared to $151,713 during the prior year. For the most part, the increase of $35,699 is attributed to maintenance and repairs of $21,400 and real estate taxes of $12,077 which were previously capitalized as a result of the filed plans to develop a residential golf course community. Following the condemnation of a major portion of that property, the taxes on the remaining acreage have been expensed. For the six month period, expenses increased by $70,314 amounting to $370,095 compared to $299,781. As in the case of the quarterly results, the increase was due to maintenance and repairs of $33,145, real estate taxes of $24,153 and property and casualty insurance premiums of $28,305 partially mitigated by savings in outside services of $9,625.

As a result, income from rental property amounted to $150,087 and $334,453 for the three months ending October 31, 2006 and 2005, respectively, while income for the six month reporting period amounted to $300,328 and $680,919, respectively.

General and administrative expenses and other income reflect a net expense of $129,209 for the quarter compared to income of $457,981 for the same period last year, negatively impacting earnings by $587,190. The major contributing factor to this decline is the fact that 2005 results included a gain on the sale of real estate totaling $874,388. General and administrative expenses which increased by $61,178 for the quarter, amounted to $490,954 compared to $429,776 for the same period last year. For the three months ended October 31, 2006, costs associated with the condemnation litigation accounted for $27,127. In addition, fees for outside services and legal and consulting increased by $98,668 as well as management and custody fees of $9,926. For the quarter, interest income amounted to $361,745 compared to $13,369 during the prior year, an increase of $348,376. This was complimented by reductions in corporate governance of $47,797, pension expense of $13,394 and the elimination of rent expense which totaled $13,776.

For the six months ending October 31, 2006, general and administrative expenses and other income reflect a net expense of $369,623 compared to income of $297,678 for the same period last year, negatively impacting earnings by $667,301. Again, the major contributing factor to this decrease is the aforementioned 2005 gain on the sale of real estate totaling $1,136,705. General and administrative expenses amounted to $1,063,651 compared to $869,908 for the same six month period last year, an increase of $193,743. Mirroring the quarterly results, the six month period included costs associated with condemnation litigation of $98,169. Additionally, other contributing factors include fees for outside services and legal and consulting increases of $214,374 as well management and custody fees which totaled $19,843. The six month results include $694,028 in interest income compared to $30,881 for the same period last year. As in the case of the quarterly results, this increase of $663,147 reflects the investment of proceeds from an advance payment relating to the November 2005 condemnation of 245.5 acres of Flowerfield property. In addition, there were reductions in corporate governance of $74,328, pension expense of $26,789 and the elimination of rent expense which totaled $27,686.


                                  Seq. Page 11

The increase, in both the three and six month periods, for outside services is $36,427 and $51,944, respectively, and is primarily attributable to the engagement of a consulting group for special projects which included the installation of a new accounting system. The increase in legal and consulting fees amounted to $62,241 and $162,430 for the three and six month periods, respectively, and reflect costs associated with services from our investment bankers, the planned conversion to a Real Estate Investment Trust ( REIT ), and various other corporate matters.

As a result, the Company is reporting income before taxes for the quarter ending October 31, 2006 totaling $20,878 compared to $792,434 during the prior year. For the six month reporting period, the Company is reporting a loss before taxes totaling $69,295 compared to income before taxes of $978,597 for the same period last year.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $253,871 and $(488,433) during the six months ended October 31, 2006 and 2005, respectively. The cash provided by operating activities in the current period was primarily related to the receipt of a portion of the interest due from the State of New York on the condemnation advance payment. The primary use of cash in the prior period was primarily related to land development costs.

Net cash (used in) provided by investing activities were $(24,308,705) and $1,300,000 during the six months ended October 31, 2006 and 2005, respectively. The principal use of cash in the current period was primarily related to the investment in REIT qualified mortgage backed securities. The cash provided by investing activities in the prior period represents proceeds of $1,300,000 to the Company's mortgage receivable.

Net cash provided by financing activities was $0 and $248,673 during the six months ended October 31, 2006 and 2005, respectively. The net cash provided during the prior period was primarily the result of proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 9.25% at October 31, 2006. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of October 31, 2006, the Company had cash and cash equivalents of $2,957,854 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $27,165,668 at October 31, 2006. Net prepaid expenses and other assets shown in the accompanying chart does not include $26,033 and $41,111 of furniture and fixtures, net, and loan origination fees, net, for the six months ended October 31, 2006 and October 31, 2005, respectively.

                                                     October 31,
                                                 2006           2005
                                             ------------   ------------
Current assets:
  Cash and cash equivalents                  $  2,957,854   $  1,904,645
  Investment in marketable securities          23,786,285              0
  Deposit on property                             504,000              0
  Rent receivable, net                             88,344         93,695
  Interest receivable                             469,564              0
  Net prepaid expenses and other assets           319,617        163,244
                                             ------------   ------------
      Total current assets                     28,125,664      2,161,584
                                             ------------   ------------

Current liabilities:
  Accounts payable and accrued expenses           798,245        286,577
  Tenant security deposits payable                161,751        218,523
  Income taxes payable                                  0        231,405
                                             ------------   ------------
      Total current liabilities                   959,996        736,505
                                             ------------   ------------

Working capital                              $ 27,165,668   $  1,425,079
                                             ============   ============


                                  Seq. Page 12

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 4 CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Items 1 through 5 are not applicable to the three months ended October 31, 2006.

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

                                           GYRODYNE COMPANY OF AMERICA, INC.


   Date: December 12, 2006                    /S/ Stephen V. Maroney
                                              ----------------------
                                              Stephen V. Maroney
                                              President, Chief Executive Officer
                                              and Treasurer

   Date: December 12, 2006                    /S/ Frank D'Alessandro
                                              ----------------------
                                              Frank D'Alessandro
                                              Controller


                                  Seq. Page 13