Form 10-K
period 2006-12-31
GYRODYNE CO OF AMERICA INC
filed 2007-03-15
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from MAY 1, 2006 to DECEMBER 31, 2006

     Commission file number 0-1684

                        GYRODYNE COMPANY OF AMERICA, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                  NEW YORK                              11-1688021
                  --------                              ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

     1 FLOWERFIELD, SUITE 24, ST. JAMES, NY               11780
     --------------------------------------               ------
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (631) 584-5400

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2006 was $33,666,528. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 15, 2007 1,242,310 shares of the Registrant's common stock, par value $1 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report on Form 10-K incorporates information by reference from the registrant's proxy statement for its Annual Meeting of Shareholders - Items 10, 11, 12, 13 and 14.

                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------
     FOR THE TRANSITION PERIOD FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2006
     ----------------------------------------------------------------------


ITEM #                                                                      PAGE
------                                                                      ----

PART I
          1 -Business                                                         3
         1A -Risk Factors                                                     7
         1B -Unresolved Staff Comments                                       10
          2 -Properties                                                      11
          3 -Legal Proceedings                                               12
          4 -Submission of Matters to a Vote of Security Holders             12

PART II
          5 -Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               13
          6 -Selected Financial Data                                         15
          7 -Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                        18
         7A -Quantitative and Qualitative Disclosures About Market Risk      26
          8 -Financial Statements and Supplementary Data                     26
          9 -Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             27
         9A -Controls and Procedures                                         27
         9B -Other Information                                               27

PART III
         10 -Directors, Executive Officers and Corporate Governance
             of the Registrant                                               27
         11 -Executive Compensation                                          27
         12 -Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      27
         13 -Certain Relationships and Related Transactions                  27
         14 -Principal Accounting Fees and Services, and Director
             Independence                                                    27


PART IV
         15 -Exhibits, Financial Statement Schedules                         28
            -Signatures

                                     PART I

Item 1 Business

The statements made in this Form 10-K that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate and other risks detailed from time to time in the Company's SEC reports. For a discussion of additional risk factors that are particular to our business, please refer to Part I, Item 1A Risk Factors. These and other matters we discuss in this Report, or in the documents we incorporate by reference into this Report, may cause actual results to differ from those we describe. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Business Development
--------------------

Gyrodyne Company of America, Inc. (the "Company") was organized in 1946 as a corporation under the laws of the State of New York. The Company's headquarters are located at 1 Flowerfield, Suite 24, St. James, New York 11780. Its main phone number is (631) 584-5400. The Company maintains a website at www.gyrodyne.com.

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy. Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation. The Company has since concentrated its efforts on the development of its real estate holdings in St. James, New York. The converted buildings consist of approximately 127,392 rentable square feet housing 46 tenants in space suitable for office, engineering, manufacturing, and warehouse use. The property, which is known as Flowerfield, consists of 68 acres. Approximately 10 acres are utilized for the rental property and the balance of 58 remains undeveloped.

In 2007, effective May 1, 2006, the Company intends to elect to be taxed as a real estate investment trust ("REIT") for federal and state income tax purposes. The Company plans to acquire, manage and invest in a diversified portfolio of real estate composed of office, industrial, retail and service properties primarily in the New York City Metropolitan area.

As a REIT, the Company is required to have a December 31, 2006 year end. As a result, the Company's financial statements have been prepared for the eight months ended December 31, 2006. In view of this change, this Form 10-K is a transition report and includes financial information for the eight month transition period ended December 31, 2006 and for the twelve month periods ended April 30, 2006, 2005 and 2004.

In 1965, the Company acquired a 20% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership, which owns a 3,500+ acre citrus grove located in Palm Beach County, Florida, for a purchase price of $1.1 million. The Company's percentage interest has since been diluted to approximately 11%. The investment has yielded distributions of approximately $5.5 million in the aggregate. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by state and local municipal authorities.

On June 17, 2005, the Company retained the investment banking firm of Coady Diemar Partners to assist management and the Board of Directors in reviewing the Company's strategic options. On December 9, 2005, the Company presented at its 2005 annual shareholders meeting a strategic plan for the future direction of the Company. The objective of the plan is to position the Company so that it is best able to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of the Company's shareholders in a tax efficient manner. The plan calls for achieving this objective by pursuing a conversion to a real estate investment trust, disposition and redeployment of the assets of the Company in a tax efficient manner, maximization of the value for the remaining 68 acres at Flowerfield, and vigorous pursuit of maximum value from the State of New York for the 245.5 acres of Flowerfield taken by eminent domain. Following the Company's planned conversion to a REIT, which the Company intends to complete in 2007, effective May 1, 2006, and so long as Gyrodyne qualifies for REIT tax status, the Company generally will not be subject to New York State and U.S. federal corporate income taxes on income and gain generated after May 1, 2006, the effective date of our REIT election, from investments in real estate, thereby reducing the Company's corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of distributions as a C corporation.

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

The Company invested the advance payment from the condemnation of $26,315,000 in short term U.S. Government securities and interest bearing deposits which were valued at $26,184,383 and $238,593, respectively, as of April 30, 2006. Subsequently, the Company invested in agency hybrid mortgage-backed securities which are qualified REIT investments; at December 31, 2006, those investments, including related interest receivable, totaled $23,937,093. The balance of the funds were placed in short term U.S. Government securities and interest bearing deposits which totaled $2,617,565 at December 31, 2006.

On October 12, 2006, the Company entered into a Contract of Sale (the "Contract"), which was amended on January _, 2007, by and between the Company and Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (collectively, the "Seller") to acquire land and buildings comprising, in significant part, a medical office complex known as Port Jefferson Professional Park in Port Jefferson Station, New York. The Contract relates specifically to ten office buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway, which are situated on 5.16 acres with approximately 40,000 square feet of rentable space (the "Property") with a current occupancy rate of 97%. The purchase price per square foot is $221.25 and the aggregate monthly rent flow from the property is currently $73,941.50. Other than with respect to the Contract itself, there is no material relationship between the Company and the Seller.

The purchase price for the Property is $8.85 million, $500,000 of which was paid as a refundable deposit upon the signing of the Contract, and the remainder, subject to any adjustments, is required to be paid at closing. Under the Contract, the Company has the right to elect either to pay all cash at closing or apply to assume the terms of an existing mortgage loan due February 1, 2022 at a current interest rate of 5.75%. The Company has applied for and has been approved to assume the mortgage if it so desires. The bank required an additional deposit of $4,000 relating to the assumption of the existing mortgage. Upon acquisition, the Company intends to continue to operate the office space pursuant to existing leases. It is anticipated that the transaction will close in April 2007. The contract was amended in January 2007 to provide that the seller will be responsible for the cost of remediating the contaminated on-site sanitary waste disposal systems and stormwater drywells, which was discovered by the Company during the due diligence examination.

In accordance with the Internal Revenue Code ("IRC") section 1033, in on order to defer federal and state taxes on the gain from condemnation of the Flowerfield property, the Company must replace the condemned property by April 2009. The Port Jefferson Professional Park qualifies as replacement property under IRC section 1033.

The Company has filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. Prices are currently expected to range from $850,000 to $1.45 million per home.

The Company has engaged the firm of Platt Byard Dovell White Architects for design work. The firm enjoys an outstanding reputation for designing attractive residential and commercial properties. Leading the project will be Sam White, FAIA, a partner at the firm who is known specifically for his proven ability to blend historic context into new architecture.

The application asks for the zoning of approximately 62.4 acres to be changed from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential." Another 4.3 acres of the property owned by the Company, while already zoned as "residential," would remain undeveloped. Total amount of open space remaining after development is expected to exceed 40 acres. As indicated in the application, the Company plans in the future to remove the industrial buildings currently in use at the appropriate time.

According to an analysis obtained by the Company, the local road traffic caused by the residential development would be lower than the levels attributed to the current industrial operations. The development also would have a positive impact on the municipal tax base since the age-restricted nature of the community would not affect the local school population. The company estimates that 100 construction jobs and 15 permanent jobs would be created by the project.

On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark's agreement not to pursue the foregoing claims, for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. Landmark will receive an additional $1,000,000 over the next thirty-six months, commencing on March 1, 2007, for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation. The Company has accrued $1,500,000 as additional condemnation expense as of December 31, 2006. The Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

Description of the Company's Business
-------------------------------------

The Company manages its real estate operations and is a passive investor as a limited partner in the Callery Judge Grove, L.P., which owns a large citrus grove in Palm Beach County, Florida. The Company currently has a total of 8 full time employees involved in support of the real estate operation and development plans. Competition among industrial and office rental properties on Long Island is intense. There are numerous commercial property owners that compete with the Company in attracting tenants, many of which are substantially larger than the Company. See Item 1A, "Risk Factors" for a discussion of risk factors, and Item 2, "Properties" for a discussion regarding dependence on major tenants.

Real Estate
-----------

Gyrodyne owns a 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates.

The Company currently has 127,392 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2006, there were 46 tenants, comprising 49 leases, renting space with an annual base rent of $1,280,026. The majority of the Company's leases, 38 out of 49, are one year leases and represent approximately 55.6% of the total annual rent.

The Flowerfield property is located in Smithtown Township. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During the fiscal year ended April 30, 2006 ("Fiscal Year 2006") and the eight months ended December 31, 2006, the Company had no material expenses related to environmental issues.

Limited Partnership Investment in Callery-Judge  Grove, L.P. (the "Grove")
-----------------------------------------------  -------------------------

The Company's initial participation in the Grove through its wholly owned subsidiary, Flowerfield Properties, Inc., represented a 20% limited partner's interest in the Grove. Based on three subsequent capital infusions in which the Company did not participate, the Company's share is now approximately 11%.

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

Tax Status
----------

In 2007, effective May 1, 2006, the Company intends to elect to be taxed as a REIT for state income tax and federal income tax purposes under section 856(c)(1) of the Internal Revenue Code (the "Code"). As a result of the election, the Company will convert to a December 31, fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

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

In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other public and private real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned or to be owned by the Company, it competes with other owners of like properties for tenants.

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

Major Customers
---------------

For the eight months ended December 31, 2006, rental income from the three largest tenants represented 14%, 11% and 11% of total rental income. For the year ended April 30, 2006, rental income from the three largest tenants represented 11%, 9% and 9% of total rental income. For the year ended April 30, 2005, rental income from the three largest tenants represented 14%, 13% and 10% of total rental income. For the year ended April 30, 2004, rental income from the three largest tenants represented 17%, 13% and 12% of total rental income.

Item 1A Risk Factors

An investment in our common stock involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

RISKS ASSOCIATED WITH OUR REAL PROPERTY BUSINESS GENERALLY

Our real property business is subject to General Risks Associated With Ownership of Real Property for Investment

We are subject to all of the risks inherent in investing in real estate, which may include, without limitation, neighborhood property values, general and local economic and social conditions, financial resources of tenants, vacancies, rent strikes, changes in tax, zoning, building, environmental and other applicable laws, federal and local rent control laws, real property tax rates, changes in interest rates and the availability of mortgage funds which may render the sale of properties difficult or unattractive. Such risks also include fluctuations in occupancy rates, rent schedules and operating expenses which could adversely affect the value of our real property interests. There can be no assurance of profitable operations from the ownership and management of the Company's real property interests.

We have filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. Prices are currently expected to range from $850,000 to $1.45 million per home.

We have engaged the firm of Platt Byard Dovell White Architects for design work. The firm enjoys an outstanding reputation for designing attractive residential and commercial properties. Leading the project will be Sam White, FAIA, a partner at the firm who is known specifically for his proven ability to blend historic context into new architecture.

The application asks for the zoning of approximately 62.4 acres to be changed from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential." Another 4.3 acres of the property owned by us, while already zoned as "residential," would remain undeveloped. Total amount of open space remaining after development is expected to exceed 40 acres. As indicated in the application, we plan in the future to remove the industrial buildings currently in use at the appropriate time.

According to an analysis obtained by us, the local road traffic caused by the residential development would be lower than the levels attributed to the current industrial operations. The development also would have a positive impact on the municipal tax base, while the age-restricted nature of the community would not affect the local school population. We estimate that 100 construction jobs and 15 permanent jobs would be created by the project.

Illiquidity of real estate investments could significantly impede our ability to sell assets or to respond to favorable or adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to sell promptly all or any portion of our Flowerfield property in response to changing economic, financial and investment conditions may be limited.

We may sell some of our properties from time to time in the future. However, we cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

RISKS ASSOCIATED WITH OUR RENTAL PROPERTY OPERATIONS

Costs of operating our properties can rise faster than our ability to increase rental income.

Costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, can rise faster than our ability to increase rental income. While we do receive some additional rent from our tenants that is based on recovering a portion of operating expenses, generally increased operating expenses will negatively impact our net operating income from the properties. Our revenues and expense recoveries are subject to leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. As leases expire, we try either to relet the space to the existing tenant or attract a new tenant to occupy the space. In either case, we likely will incur significant costs in the process, including potentially substantial tenant improvement expense or lease incentives. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

The profitability of our rental operations could be materially impacted by the financial health of the regional economy generally.

All of our rental properties are located on Long Island in St. James, New York. The concentration of all our rental properties in one location exposes us to greater economic risks than if we owned properties in several geographic regions. We are susceptible to the potential for adverse developments in the Long Island economy (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, infrastructure quality, New York state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and New York regional commercial rental space market (such as oversupply of or reduced demand for commercial rental space). The State of New York in general, and Long Island in particular, is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for commercial rental space in New York. Long Island is also characterized by a recognized shortage of affordable workforce housing, which could adversely impact the location decisions of businesses. Any adverse economic or real estate developments on Long Island, or any decrease in demand for office space resulting from New York's regulatory environment or business climate, could adversely impact our financial condition, results of operations, cash flow, and the per share trading price of our common stock. We cannot assure you of the continued growth of the Long Island economy or our future growth rate.

We are subject to Federal, state and local laws and regulations that could impact our operations and profitability.

There are a number of government regulations, including zoning, tax and accessibility laws that apply to the ownership and operation of real estate properties. Compliance with existing and newly adopted regulations may require us to incur significant costs on our properties. Federal, state and local laws and regulations relating to the protection of the environment may require an owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow funds using a property as collateral.

The market for commercial rental space is highly competitive.

An oversupply of space in our geographic market would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates. In order to maintain the quality of our rental properties and successfully compete against other rental properties, we periodically spend money to maintain, repair and renovate our rental properties. If our properties are not as attractive to tenants (in terms of rents, services, condition or location) as other properties that compete with it, we could lose tenants to those properties or receive lower rental rates.

RISKS ASSOCIATED WITH OUR INVESTMENT IN CALLERY-JUDGE GROVE, L.P.

We own a 10.93% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership (the "Partnership"), which owns a 3,500+ acre citrus grove located in Palm Beach County, Florida. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by state and local municipal authorities. We face several risks inherent in ownership of a minority interest in a limited partnership.

We are limited in our ability to transfer our interest in the Partnership.

Interests in the Partnership are not freely transferable. They can only be assigned or transferred upon the terms and conditions set forth in the limited partnership agreement. Those restrictions may at times preclude a transfer of our interest. We may not transfer our interest without prior written notice to, and receiving consent, in writing and at the sole discretion, of the Partnership's managing partner. The transferee must also provide the Partnership's general partner with an opinion of counsel that the transfer will not violate any securities, tax or other laws or rules and will not affect the tax status or treatment of the Partnership. No public market for the Partnership's interests exists or is contemplated in the foreseeable future.

Since limited partners do not participate in management of the Partnership's business, we must rely on the Managing Partner to adequately manage the Partnership's affairs.

We do not participate in the management or control of the Partnership or the conduct of its business. We have only limited voting rights with respect to the Partnership's affairs. We must rely upon the fiduciary responsibility and judgment of the managing partner of the Partnership to manage the Partnership's affairs in the best interests of the limited partners.

RISKS ASSOCIATED WITH OUR INVESTMENT IN AGENCY HYBRID MORTGAGE-BACKED SECURITIES

Changes in interest rates could negatively affect the value of our mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders under a REIT structure.

We invest in agency hybrid mortgage-backed securities and we currently intend to continue to include them in our investment strategy. Under a normal yield curve, an investment in mortgage-backed securities will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the mortgage-backed securities we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to the shareholders under a REIT structure.

Market values of mortgage-backed securities may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

Increased levels of prepayments from mortgage-backed securities may decrease our net interest income.

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in repayments of principal that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could harm our profitability. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

RISKS RELATING TO OUR REAL ESTATE INVESTMENT TRUST (REIT) CONVERSION STRATEGY

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders and our income will be subject to taxation at regular corporate rates.

We may be unsuccessful in our efforts to qualify as a REIT.

Our Board of Directors has authorized us to take the steps necessary to elect to be taxed as a REIT. Currently, we plan on electing REIT status in 2007, effective as of May 1, 2006. There can be no assurance that we will be organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, or that our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. We do not intend to request a ruling from the Internal Revenue Service as to our qualification as a REIT.

Furthermore, our qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis.

Our management team has never operated a REIT, which may result in additional administrative costs.

Although our management team has significant experience relating to the ownership and management of real property, no member of its management team has prior experience managing or operating a REIT. The federal and state income tax laws impose numerous constraints on the operations of REITs. Our management team's lack of experience in managing a portfolio of assets under such constraints may hinder our ability to manage Gyrodyne as a REIT successfully without the engagement of additional expertise. In addition, maintaining the REIT qualification will limit the types of investments or business expansions we will be able to make.

Legislative or other actions affecting REITs could have a negative effect on our business and our stock price.

The rules dealing with federal and state income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws affecting REITs, which may have retroactive application, could adversely affect Gyrodyne or our investors. We cannot predict how changes in the tax laws might affect Gyrodyne or our investors. Accordingly, we cannot assure you that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to qualify as a REIT or the federal and state income tax consequences of such qualification.

Future acquisitions of properties may fail to perform in accordance with our expectations and may require development and renovation costs exceeding its estimates.

On March 27, 2006, we received payment from the State of New York in the amount of $26,315,000, which we had previously elected to accept as an advance payment for property condemned by the State University of New York. See Note 20 to the consolidated financial statements. We plan to invest these proceeds in securities and other assets, including real estate, consistent with our objective of qualifying as a REIT under the Internal Revenue Code of 1986. Changing market conditions may diminish our opportunities for making attractive investments. Once made, our investments may fail to perform in accordance with its expectations.

RISKS ASSOCIATED WITH ANTITAKEOVER PROVISIONS

Because of provisions contained in New York law, the Company's charter and shareholder rights plan may have an anti-takeover effect, investors may be prevented from receiving a "control premium" for their shares.

Provisions contained in the Company's charter and shareholder rights plan as well as under New York Business Corporation Law may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent shareholders from receiving a "control premium" for their shares. For example, these provisions may defer or prevent tender offers for our Common Stock or purchases of large blocks of its Common Stock, thus limiting the opportunities for our shareholders to receive a premium for their Common Stock over then-prevailing market prices. These provisions include the following:

     o Staggered board. Our Board of Directors is divided into three classes. As a result, each director generally serves for a three-year term. This staggering of the Board may discourage offers for Gyrodyne or make an acquisition of Gyrodyne more difficult, even when an acquisition is in the best interest of its shareholders.

     o New York anti-takeover statute. Under New York's anti-takeover statute, any person who acquires 20% or more of our common stock is prohibited from engaging in a business combination with us for five years unless the Board has approved (i) the particular business combination or (ii) the stock purchase that put the shareholder over the 20% threshold.

     o Dilutive effect of shareholder rights plan. We have in effect a shareholder rights plan, which is currently scheduled to expire on August 11, 2014, and is designed to deter a hostile takeover by increasing the takeover cost. As a result, the plan could discourage offers for Gyrodyne or make an acquisition of Gyrodyne more difficult, even when an acquisition is in the best interest of our shareholders. The rights plan should not interfere with any merger or other business combination the Board of Directors approves since we may generally terminate the plan at any time at nominal cost.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68 acre tract of land located on the north shore of Suffolk County, Long Island, New York. The Company currently has approximately 127,392 square feet of rental space and has 46 tenants.

The land is carried on the Company's balance sheet at cost in the amount of $561,483 while the buildings and improvements are carried at a depreciated cost of $735,305. The Company has a secured revolving line of credit in the amount of $1,750,000. The outstanding balance was zero as of December 31, 2006 and April 30, 2006. Collateral for the credit line consists of Building #7 and the surrounding 6 1/2 acres.

The average age of all the buildings is approximately 47 years and the facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

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

The following table sets forth certain information as of December 31, 2006 for the total Company property:

                                                  Annual                  Number Of
                                                   Base                  Tenants Who
                 Rentable             Annual       Rent       Number      Occupy 10%
                  Square   Percent     Base     Per Leased      Of        Or More Of
    Property       Feet    Leased      Rent      SQ. FT.     Tenants   Rentable Sq. Ft.
    --------       ----    ------      ----      -------     -------   ----------------
St. James, N.Y.  127,392     71%    $1,280,026    $14.17        46            1

The Company has one tenant with over 10% of the rentable square footage. The principal nature of this tenant's business is providing day care for pre-school children. The principal provisions of its lease include the rental of 12,980 square feet of space with an annual base rent of $183,277, expiring March 31, 2020. See, Item 3 Legal Proceedings.

The following table sets forth the Company's lease expiration table as of December 31, 2006:

                      Number of    Square       Total     % of Gross Annual
                       Leases       Feet        Annual    Rental Represented
    Fiscal Year End   Expiring    Expiring       Rent       By Such Leases
    ---------------   --------    --------       ----       --------------
          2007           38        53,619      $712,129            55.63%
          2008            8        14,896      $276,617            21.61%
          2010            2         8,864      $108,003             8.44%
          2020            1        12,980      $183,277            14.32%

The Company's property is primarily zoned for light industrial use and is located in the hamlet of St. James, New York.

Item 3 Legal Proceedings

Gyrodyne Company of America, Inc. v. The State University of New York at Stony
------------------------------------------------------------------------------
Brook
-----

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

Faith Enterprises D.C. LLC v. Gyrodyne Company of America, Inc.
---------------------------------------------------------------

Faith Enterprises, an operator of a child care center as a franchisee of Kiddie Academy, leases a suite of offices from the Company under a 15-year lease which commenced in March 2005 with a five-year option. Beginning approximately July 2005 and continuing to the present, Faith Enterprises failed to pay the full monthly rent due under the lease and remain current with their obligations. The Company served Faith Enterprises with a series of default notices. The franchisor was also notified of the default but has not chosen to terminate the franchise agreement nor pay the rent deficiency on behalf of the franchisee. In February 2007, the Company served Faith Enterprises with a 10-day notice of default. Faith Enterprises then commenced this action in New York State Supreme Court for Suffolk County seeking damages for breach of contract, fraudulent inducement and tortuous interference with business, claiming that the Company's issuance of press releases in December 2006 and January 2007 about its submission of an application to the Town of Smithtown to rezone its property caused Faith Enterprises financial damages in lost clientele. Faith Enterprises is seeking $7 million in damages on each of the three claims and is requesting that it not pay rent during the pendency of the proceeding. Faith Enterprises also filed an application for a Yellowstone injunction and a preliminary injunction to forestall the Company from proceeding with the non-payment eviction proceeding. The Company opposed that application and, in an order dated February 21, 2007, the Court denied Faith Enterprises' request in its entirety. The Company also served and filed a motion to dismiss the entire case. That motion is currently returnable on March 28, 2007. The Company also commenced a proceeding in district court seeking to evict Faith Enterprises for non-payment of rent. That proceeding was commenced in March 2007, upon the Supreme Court's decision denying Faith Enterprises' request for injunctive relief.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholder meeting for Fiscal Year Ended April 30, 2006 was held on December 7, 2006 (the "2006 Annual Meeting"). On each matter submitted to shareholders, the votes were as follows:

To elect three directors to serve for a term of three years or until their successors shall be elected and shall qualify:

                                      For            Withheld
                                      ---            --------
         Paul L. Lamb               500,431           20,772
         Nader G.M. Salour          502,890           18,313
         Richard B. Smith           494,010           27,193

The directors whose term of office as a director continued after the 2006 Annual Meeting are as follows: Robert H. Beyer, Elliot H. Levine, Ronald J. Macklin, Stephen V. Maroney and Philip F. Palmedo.

To ratify the engagement of Holtz Rubenstein Reminick, LLP as independent certified public accountants and auditors for the current fiscal year; votes for 962,925, votes against 19,121, votes abstain 1,614.

                                     PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low bid quotations for the Company's stock for each full quarter within the two most recent fiscal years:

          ---------------------------------------------------------

                  Quarter Ended               Low            High
          ---------------------------------------------------------
                   Fiscal 2005
          ---------------------------------------------------------
          July 31, 2004                      $27.00         $35.15
          ---------------------------------------------------------
          October 31, 2004                   $30.00         $36.90
          ---------------------------------------------------------
          January 31, 2005                   $34.00         $39.75
          ---------------------------------------------------------
          April 30, 2005                     $34.00         $44.00
          ---------------------------------------------------------

                  Quarter Ended               Low            High
          ---------------------------------------------------------
                   Fiscal 2006
          ---------------------------------------------------------
          July 31, 2005                      $38.80         $45.00
          ---------------------------------------------------------
          October 31, 2005                   $43.01         $47.95
          ---------------------------------------------------------
          January 31, 2006                   $41.75         $45.52
          ---------------------------------------------------------
          April 30, 2006                     $42.00         $50.00
          ---------------------------------------------------------

          ---------------------------------------------------------
              Eight Months Ended
               December 31, 2006              Low            High
          ---------------------------------------------------------
          July 31, 2006                      $46.00         $56.99
          ---------------------------------------------------------
          October 31, 2006                   $44.57         $49.48
          ---------------------------------------------------------
          December 31, 2006                  $43.42         $62.00
          ---------------------------------------------------------

(b) Approximate number of equity security holders, including shares held in street name by brokers.

                                               Number of Holders of Record
         Title of Class                          as of February 8, 2007
         -----------------------------------------------------------------
         Common Stock, $1.00 Par Value                     766

(c) There were no cash dividends declared on the Company's Common Stock during the eight months ended December 31, 2006 and fiscal years ended April 30, 2006 and April 30, 2005. On December 9, 2005, the Board of Directors of the Company announced a plan to convert the Company to a real estate investment trust or REIT. The advantage of operating as a REIT is that REITs generally will not be subject to New York State and U.S. federal corporate income taxes on income and gain from investments in real estate that it distributes to its shareholders, thereby reducing its corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a distribution by a C corporation. If the Company successfully remains as a REIT, it expects to pay dividends on most of its net income and gain from investments in real estate.

(d)  Equity Compensation Plan Information.

     The following table gives information about the Company's shares of Common Stock that may be issued under its equity compensation plans.

                                                    (a)                       (b)                     (c)
                                                                                              Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                                              equity compensation
                                          Number of securities to      Weighted-average         plans (excluding
                                          be issued upon exercise      exercise price of    securities reflected in
                                           of outstanding options     outstanding options         column (a))
Equity compensation plans approved
    by security holders                           67,105                    $16.42                      0
Equity compensation plans not
    approved by security holders                       0                         0                      0
---------------------------------------------------------------------------------------------------------------------

    Total                                         67,105                    $16.42                      0

There were no options granted in the eight months ended December 31, 2006.

Item 6 Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing elsewhere in this Annual Report on Form 10-K.

                                                   ----------------------------
                                                       Eight Months Ended
                                                          December 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
                                                                    (Unaudited)

Statement of Operations Data:
Revenues
   Rental income                                   $    893,311    $  1,205,991
   Interest Income                                      932,451         421,569
                                                   ------------    ------------
                                                      1,825,762       1,627,560
                                                   ------------    ------------

Expenses
   Rental expenses                                      469,037         389,601
   General and administrative expenses                1,671,833       1,330,388
   Depreciation                                          34,027          47,822
                                                   ------------    ------------
                                                      2,174,897       1,767,811
                                                   ------------    ------------

(Loss) from operations before gains on
sales of equipment and real estate
investments and cumulative effects of
accounting changes                                     (349,135)       (140,251)

(Loss) gain on condemnation of rental property
                                                     (1,500,000)     20,710,339
Gain on sale of real estate                                   -       1,136,705
                                                   ------------    ------------

(Loss) Income Before Income Taxes                    (1,849,135)     21,706,793
(Benefit) Provision for Income Taxes                 (1,417,000)      8,682,717
                                                   ------------    ------------
Net (Loss) Income                                  $   (432,135)   $ 13,024,076
                                                   ============    ============


Net (Loss) Income Per Common Share:
   Basic                                           $       (.35)   $      10.62
                                                   ============    ============
   Diluted                                         $       (.35)   $      10.25
                                                   ============    ============

Weighted Average Shares Outstanding:
   Basic                                              1,237,219       1,225,868
                                                   ============    ============
   Diluted                                            1,237,219       1,270,889
                                                   ============    ============

Balance Sheet Data:
Total assets                                       $ 30,947,715    $ 30,779,278
Long-term liabilities                              $  8,135,000    $  9,889,135
Cash dividends declared                            $          0    $          0
Funds from operations                              $   (326,697)            N/A

                                                                      For Fiscal Years Ended April 30,
                                                ---------------------------------------------------------------------------
                                                    2006            2005            2004            2003           2002
                                                ------------    ------------    ------------    ------------   ------------
Statement of Operations Data:
Revenues
   Rental income                                $  1,626,651    $  2,039,170    $  2,086,687    $  2,344,396   $  2,608,005
   Interest Income                                 1,084,106         102,852         111,721          87,121         48,971
                                                ------------    ------------    ------------    ------------   ------------
                                                   2,710,757       2,142,022       2,198,408       2,431,517      2,656,976
                                                ------------    ------------    ------------    ------------   ------------

Expenses
   Rental expenses                                   655,161         948,396         710,734         814,371      1,070,789
   General and administrative expenses             2,373,223       1,764,183       1,574,353       1,426,521      1,375,774
   Depreciation                                       62,196          72,835          78,176          85,509        107,394
   Interest expense                                        -          35,217          38,850          56,611         61,520
                                                ------------    ------------    ------------    ------------   ------------
                                                   3,090,580       2,820,631       2,402,113       2,383,012      2,615,477
                                                ------------    ------------    ------------    ------------   ------------

(Loss) income from operations before
gains on sales of equipment and real estate
investments and cumulative effects of
accounting changes                                  (379,823)       (678,609)       (203,705)         48,505         41,499

  Gain on sale of equipment                                -          12,000               -               -          7,124
  Lease termination (expense), net                         -               -               -               -        (28,443)
  Gain on condemnation of rental property         20,710,339               -               -               -              -
  Gain on sale of real estate                      1,136,705         437,195               -       3,124,307              -
                                                ------------    ------------    ------------    ------------   ------------

Income (Loss) Before Income Taxes                 21,467,221        (229,414)       (203,705)      3,172,812         20,180
Provision (Benefit) for Income Taxes               8,351,904         (91,766)        (90,239)      1,403,144         (1,465)
                                                ------------    ------------    ------------    ------------   ------------
Net Income (Loss)                               $ 13,115,317    $   (137,648)   $   (113,466)   $  1,769,668   $     21,645
                                                ============    ============    ============    ============   ============


Net Income (Loss) Per Common Share:
   Basic                                        $      10.67    $      (0.12)   $      (0.10)   $       1.59   $       0.02
                                                ============    ============    ============    ============   ============
   Diluted                                      $      10.29    $      (0.12)   $      (0.10)   $       1.58   $       0.02
                                                ============    ============    ============    ============   ============

Weighted Average Shares Outstanding:
   Basic                                           1,229,582       1,180,469       1,133,896       1,114,422      1,218,076
                                                ============    ============    ============    ============   ============
   Diluted                                         1,274,034       1,180,469       1,133,896       1,121,465      1,225,452
                                                ============    ============    ============    ============   ============

Balance Sheet Data:
Total assets                                    $ 30,580,359    $  9,523,349    $ 10,271,370    $ 10,053,468   $  6,623,291
Long-term liabilities                           $  9,358,000    $  2,753,439    $  4,008,332    $  4,086,722   $  1,832,364
Cash dividends declared                         $          0    $          0    $          0    $          0   $          0
Funds from operations (1) (2)                            N/A             N/A             N/A             N/A            N/A

The Company has not presented Funds from Operations for periods prior to December 31, 2006, as the Company was not operating as a REIT in prior periods.

Certain reclassifications have been made to the consolidated financial statements for fiscal years April 30, 2006, 2005, 2004, 2003, and 2002 to conform to the classification used in the current fiscal year.

(1) In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of its REIT taxable income. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

(2) One of our primary objectives is to provide cash distributions to our shareholders from cash generated by our operations. We consider Funds from Operations, or FFO, to be an appropriate supplemental measure of a REIT's operating performance, as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. We computed FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In 2007, effective May 1, 2006, the Company intends to elect to be taxed as a real estate investment trust for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. As a result, the Company has reversed $1,417,000 of deferred taxes for differences between financial reporting and tax bases of assets and liabilities. These deferred taxes represent book to tax differences for stock compensation, accrued sick and vacation pay, bad debt expense and prepaid pension costs. See Note 7. This $1,417,000 tax benefit is an unusual item and is non-recurring. In addition, we believe FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results of operations.

The Company defines FFO, a non-GAAP measure, consistent with the NAREIT's definition, as net income available to common shareholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and
(ii) extraordinary items.

The Company considers FFO to be an appropriate supplemental measure of a REIT's operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance.

     FFO is calculated as follows:

                      Eight Months Ended December 31, 2006

              Net (Loss)                                      $   (432,135)
              (Benefit) for income taxes                        (1,417,000)
              Depreciation                                          22,438
              Loss on condemnation of rental property            1,500,000
                                                              ------------
              Funds from operations                           $   (326,697)
                                                              ============

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

As a result of the adoption of FAS 123 (R), the Company's results for the eight month period ended December 31, 2006 includes share-based compensation expense totaling $0. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the eight months ended December 31, 2005 totaled $0.

Qualification as a REIT
-----------------------

The Company has been organized and operated, and intends to continue to operate, so as to qualify for taxation as a REIT under the Code. The Company's qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.

If the Company failed to qualify as a REIT in any taxable year, it would be subject to federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, the Company also would be disqualified as a REIT for four taxable years following the year during which qualification was lost.

       RESULTS OF OPERATIONS FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2006
             AS COMPARED TO THE EIGHT MONTHS ENDED DECEMBER 31, 2005

The Company is reporting a loss of $432,135 for the eight month period ended December 31, 2006 compared to net income totaling $13,024,076 for the eight months ended December 31, 2005. The diluted per share loss for the current period amounted to $0.35 compared to earnings of $10.25 per share for the same period during the prior year.

The major contributing factor to this significant variance was the November 2005 condemnation by the State University of New York at Stony Brook of 245.5 acres of the Flowerfield property located in Stony Brook/Saint James, New York for which the Company received $26,315,000 in the form of an Advance Payment in March 2006; this action resulted in a gain of $20,710,339. In addition, the prior year period also included the receipt of the final payment on a $1.8 million mortgage resulting from the sale of real estate which matured in August 2005; the gain on that transaction amounted to $1,136,705. Subsequent to December 31, 2006, in February 2007, the Company entered into an agreement with Landmark National to terminate two contracts associated with an earlier development plan to design and construct a residential golf course community on the Flowerfield property that was ultimately condemned. The Company agreed to pay Landmark National $2,000,000, $500,000 of which had previously been accrued, in recognition of services rendered and to terminate the two contracts. The termination agreement also releases the Company from a claim Landmark had asserted that it was entitled to 10% of all condemnation proceeds and any future sale or development of the remaining Flowerfield acreage. As a result, $1,500,000 was expensed in the current reporting period and will be added to the Company's claim for additional compensation for the condemned property in its pending litigation against the State of New York.

Total revenues increased by $198,202 for the eight month period ended December 31, 2006, totaling $1,825,762 compared to $1,627,560 for the same period last year. Rental income declined by $312,680 for the reporting period, totaling $893,311 compared to $1,205,991 for the same period last year. Of that total decrease, $280,954, or 90% of the variance, was directly attributable to the condemnation and the rental income associated with the property included in the eminent domain taking. The $31,726 balance of the decline in revenue is the net result of terminated leases and new tenancies. Of the terminated leases, the largest single impact amounted to $33,439 for the current reporting period.

Interest income increased by $510,882, totaling $932,451 and $421,569 for the current reporting period and for the eight months ended December 31, 2005, respectively. This increase is attributable to the investment of the $26.3 million Advance Payment received in connection with the condemned property in March 2006. In that regard, interest income includes $658,281 relating to the Company's investment in mortgage backed securities issued by U.S. Government Agencies which are qualified real estate investment trust ( REIT ) investments. For a company to qualify as a REIT, 75% of its total revenue must be in REIT qualified income. In keeping with Gyrodyne's announced plan to convert to a REIT, qualified REIT income accounted for 85% of total revenues for the eight months ended December 31, 2006.

Rental expenses increased by $79,436, amounting to $469,037 and $389,601 for the eight months ended December 31, 2006 and 2005, respectively. Contributing factors included increased costs associated with general maintenance issues totaling $38,459, increased insurance premiums of $30,660, and real estate taxes of $24,551. In the case of the real estate taxes, a portion of the increase was due to annual incremental adjustments while the balance was due to the fact that, in prior periods, taxes associated with undeveloped property included in the development plan, were capitalized. Partially offsetting these increased expenses, the Company experienced lower fuel costs totaling $6,962, and a reduction in outside services amounting to $10,424.

General and administrative expenses consist primarily of third party professional and consulting fees, corporate governance expenses, and salaries and benefits for the executive and administrative staff. General and administrative expenses increased by $341,445 for the eight months ended December 31, 2006 and totaled $1,671,833 compared to $1,330,388 for the same period during the prior year. There were several factors and events that contributed to this increase. Costs associated with the Company's annual meeting exceeded the prior year by $170,780 and were directly attributable to an announced attempt by a dissident shareholder group to wage a proxy contest in an effort to gain three seats on the Company's Board of Directors. Legal and consulting fees associated with the Landmark agreement amounted to $73,040 and costs related to the Company's conversion to a REIT accounted for $30,115. Expenses incurred during the current reporting period associated with the pursuit of additional compensation for the condemned Flowerfield property totaled $117,415 and represented an increase of $75,499. Other increases include $38,148 in accounting fees, $65,569 for the conversion of the Company's internal accounting system, $21,210 in salaries and benefits, and $12,706 in Directors fees. Partially offsetting the foregoing increases, the Company experienced a reduction of $24,329 in pension plan expenses, and a savings of $36,870 associated with canceling a rental agreement for office space utilized during the prior year. Additionally, prior year results included $82,007 in expenses relating to the development of the Company's strategic plan for conversion to a REIT.

Depreciation expenses amounted to $34,027 and $47,822 for the eight months ended December 31, 2006 and 2005, respectively. The decrease of $13,795 is attributable to the fact that the condemnation included improved properties.

As a result, the Company is reporting a loss from operations totaling $349,135 compared to a loss of $140,251 for the eight months ended December 31, 2006 and 2005, respectively.

As previously mentioned, during the prior year, the Company received an Advance Payment in connection with the condemnation of 245.5 acres of its Flowerfield property in Stony Brook/Saint James, N.Y. As a result, a gain of $20,710,339 was recognized along with an additional gain on the sale of real estate amounting to $1,136,705 relating to a $1.8 million mortgage due and payable in August, 2005. These non-recurring events account for the dramatic variance to the current period which includes the $1,500,000 charge for terminating the two Landmark National contracts also mentioned earlier in this report.

As a result, the Company is reporting a loss before income taxes totaling $1,849,135 for the eight months ended December 31, 2006 compared to income before income taxes of $21,706,793 for the eight months ended December 31, 2005.

In 2007, effective May 1, 2006, the Company intends to elect to be taxed as a real estate investment trust for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. As a result, the Company has reversed $1,417,000 of deferred taxes for differences between financial reporting and tax bases of assets and liabilities. At December 31, 2006, there remains $8,135,000 of deferred income taxes for unrealized gain on investment in Callery-Judge Grove, an asset of a taxable REIT subsidiary, and the deferred gain, for income tax purposes, on condemnation of 245.5 acres of the Company's Flowerfield property.

             RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2006
                  AS COMPARED TO THE YEAR ENDED APRIL 30, 2005

The Company reported net income of $13,115,317 for the year ended April 30, 2006 compared to a net loss of $137,648 for the prior year. Diluted per share earnings amounted to $10.29 for fiscal 2006 and a per share loss of $0.12 for fiscal 2005.

The results for 2006 include two nonrecurring events which served to bolster the Company's earnings. The recognition of the deferred gain resulting from receipt of a final payment on a $1.8 million mortgage which was due and payable in August 2005 and held in connection with the 2002 sale of certain land and buildings on the Flowerfield property. The second event impacting fiscal 2006 results was the condemnation of 245.5 acres at Flowerfield by the State University of New York at Stony Brook. This taking of our property, which was executed under the authority of New York's Eminent Domain Procedural Law ("EDPL"), occurred in November 2005 and resulted in a payment of $26,315,000 received by the Company in March 2006, which the Company had elected to treat as an Advance Payment for the property under the EDPL. A gain of $20,710,339 was recognized as a result of the receipt of the Advance Payment. More detailed disclosure is included further on in this report.

Rental income declined significantly, amounting to $1,626,651 for 2006. This represents a decrease of $412,519 or 20% from the prior year when revenues amounted to $2,039,170. The major contributing factor to this loss of revenue was the aforementioned condemnation which included one of the larger buildings at Flowerfield, occupied by two major tenants. The total impact of the eminent domain taking resulted in a decrease of $291,088 in rental income and accounts for 71% of the decline. The balance of the decline in rental revenues, $121,431, is the net result of a number of terminated leases and new tenancies at Flowerfield. The largest termination accounted for $93,347 of the variance.

Interest income totaled $1,084,106 for the current period representing a $981,254 increase over the prior year when interest income totaled $102,852. The major factor to this increase was the accrual of $921,385 in interest due on the condemnation Advance Payment from the State of New York. Of that total, $589,008 was received and the accrued receivable was reduced to $332,377. In addition to the aforementioned, the Company generated $111,877 from the investment of the Advance Payment proceeds and $50,844 from interest bearing deposits; the latter compares to $102,852 during the prior year.

As a result, revenues amounted to $2,710,757 and $2,142,022 for the years ended April 30, 2006 and 2005, respectively.

Rental expenses, including related depreciation and interest expense, reflect a 32% decrease of $339,091 for the year, amounting to $717,357 compared to $1,056,448 for the prior year. While this reduction in expenses helped in offsetting a major portion of the lost revenue stream, several of the contributing factors are non-recurring in nature. Salaries and benefits decreased by $105,965 as a result of our continuing efforts to shrink staffing levels. However, $26,830 of the decrease is attributable to a severance payment during the prior year and will not be replicated going forward. Fees for outside services relating to storm drain improvements amounted to $57,719 during the prior year and property and casualty insurance premiums were reduced by $38,381. Property and casualty insurance reimbursements of $61,338, which pertained to a prior period, were received from tenants pursuant to lease terms during this fiscal year. In addition to these non-recurring items, maintenance and repair expenses declined by $28,409, plant security services decreased by $33,820, and reflecting a milder winter climate, fuel oil expenses decreased by $21,517. Interest expense was also reduced by $35,217 as a direct result of the total pay down of borrowings on the Company's revolving credit line. The only significant increase in expenses also resulted from the condemnation. As a result of our having filed development plans for Flowerfield in 2002, real estate taxes on the undeveloped acreage were capitalized. That accounting treatment is no longer applicable and the taxes on the balance of Gyrodyne's undeveloped property, from the date of the condemnation forward, increased over the prior year by $52,908. Rental expenses as a percentage of revenues amounted to 44% and 52% for 2006 and 2005, respectively, and we anticipate this ratio will approximate 51% for 2007.

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

Depreciation expense amounted to $62,196 for the fiscal year ended April 30, 2006 compared to $72,835 during 2005.

As a result, the Company reported losses from operations totaling $379,823 and $678,609 for the twelve months ended April 30, 2006 and 2005, respectively.

As previously mentioned, the Company received the proceeds of the Advance Payment which accounted for a gain of $20,710,339 as well as the balance on a $1.8 million mortgage, representing a gain of $1,136,705. The gain attributable to that mortgage amounted to $437,195 during the prior year.

As a result, the Company reported income before income taxes of $21,467,221 for the twelve months ended April 30, 2006 compared to a loss before income taxes of $229,414 for the prior fiscal year.

             RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2005
                  AS COMPARED TO THE YEAR ENDED APRIL 30, 2004

The Company reported a net loss of $137,648 for the year ended April 30, 2005 compared to a net loss of $113,466 for the prior year. Diluted per share losses amounted to ($0.12) and ($ 0.10) for fiscal 2005 and 2004, respectively. Rental income amounted to $2,039,170, a 2% decline of $47,517 to the $2,086,687 posted during the prior year. Both periods were impacted by renegotiated terms with two major tenants. Those adjustments, which reduced the 2005 results by $125,684, were partially mitigated by new tenant leases and annual incremental adjustments totaling $78,167. Interest income totaled $102,852 for the twelve months ended April 30, 2005 compared to $111,721 during the prior fiscal year.

As a result, revenues amounted to $2,142,022 and $2,198,408 for the years ended April 30, 2005 and 2004, respectively.

Rental expenses, including related depreciation and interest expense, increased by $228,688 or 28%, amounting to $1,056,448 in fiscal 2005. The prior year expenses amounted to $827,760. Of that total increase, $225,799 is attributable to operating and maintenance costs. Salaries and benefits, including nonrecurring expenses of $26,830 associated with an early retirement package, increased by $52,037. Real estate taxes and the cost of fuel oil increased by $11,863 and $22,910, respectively. In addition, the Company experienced a $93,030 increase in property and casualty insurance premiums and a $59,585 expense associated with remedial treatment of our septic and storm drainage systems. A number of other operating expenses, including utilities, building, grounds, and equipment maintenance, reflected decreases totaling $11,567; the largest contributing factor was a decrease in utility expense of $7,628 for the year.

General and administrative expenses reflect an increase of 12% for the current reporting period, amounting to $1,764,183 compared to $1,574,353 for the prior year; an increase of $189,830. Corporate governance expenses, which totaled $330,374 for the year, increased by $208,833 for the reporting period. A major portion of this increase is attributable to the establishment of a Shareholders Rights Plan which accounted for $130,345. Other issues relating to shareholder filings and SEC requirements for publicly traded companies accounted for $34,666 and $43,822 of the increase, respectively. Other increases included Directors fees and bad debt expense which increased by $9,794 and $9,000, respectively. Finally, as activities surrounding the Company's investment in the Florida grove property increased, so too did our need to incur additional travel expense and make regular visits to the area. In an effort to keep abreast of developments in the industry, management also attended several corporate governance and real estate related seminars. The cost of all of these activities accounted for $21,927 of the increased expenses. Offsetting a portion of the increase in general and administrative expenses was an overall decrease in salaries and benefits and costs associated with the Company's pension plan. Salaries and benefits decreased by $46,620, reflecting the fact that there was no stock option expense in the current period; in fiscal 2004, that expense amounted to $76,606. The Company's pension expense, which amounted to $226,109 in fiscal 2005, decreased by $10,761 when compared to the prior year. We anticipate that the cost associated with the plan will be reduced by an additional $100,000 for the fiscal 2006 period.

Depreciation expense amounted to $72,835 for the fiscal year ended April 30, 2005 compared to $78,176 during 2004.

As a result, the Company reported losses from operations totaling $678,609 and $203,705 for the twelve months ended April 30, 2005 and 2004, respectively.

During fiscal year 2005, the Company received prepayments on a $1.8 million mortgage held in connection with a prior year sale of certain properties at Flowerfield. Those payments resulted in a gain of $437,195 being recognized. Additionally, the Company recorded a gain on the sale of equipment totaling $12,000. There were no such transactions in the prior year.

As a result, the Company reported losses before income taxes of $229,414 and $203,705 for the twelve months ended April 30, 2005 and 2004, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $275,080 for the eight months ended December 31, 2006. This activity for the eight month period was primarily a result of proceeds from condemnation interest paid by the State of New York of $589,008 in May, 2006. This was partially offset by capitalized land development costs of $312,807. The net cash provided by operating activities for fiscal year end April 30, 2006 was $24,032,174. This activity during the fiscal year was primarily related to the receipt of condemnation proceeds of $25,718,925, net of proceeds from the condemnation of the rental property of $596,075. Net cash used in operating activities was $1,130,127 and $1,067,419 in fiscal 2005 and 2004, respectively. The principal use of cash in both periods was funds used in connection with planning and pre-construction costs associated with land development plans for the residential golf course community. The Company also incurred costs included in the capitalized land development costs pertaining to legal, and communication costs to shareholders and the community regarding the potential condemnation of the Company's property by the University.

Net cash (used in) investing activities for the eight months ended December 31, 2006 were $(24,336,481) of which $(24,784,142) was for the purchase of marketable securities. Net cash provided by (used in) investing activities was $1,817,091, $449,042 and ($29,754) in fiscal 2006, 2005 and 2004, respectively.
The cash provided by investing activities in fiscal 2006 consisted of the receipt of $1,300,000 on the Company's mortgage receivable as well as proceeds from the condemnation of rental property of $596,075. Fiscal 2005 was primarily related to the receipt of the aforementioned mortgage receivable in the amount of $500,000 as well as proceeds from the sale of heavy equipment for $12,000. The use of cash in all three periods was for capital expenditures.

There was no cash provided by or (used in) financing activities for the eight months ended December 31,2006. Net cash provided by (used in) financing activities was $319,018, ($37,153) and $428,499 in fiscal 2006, 2005 and 2004, respectively. The net cash provided during the three year period was primarily the result of proceeds from the exercise of stock options. The fiscal 2004 period results also reflect the refinancing of mortgage debt on the Flowerfield property. The net cash (used in) all three periods were a result of the Company's repayment of loans payable. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 9.25% at December 31, 2006. The unused portion of the credit line, which is the total line of $1,750,000, enhances the Company's financial position and liquidity and is available, if needed, to fund any unforeseen expenses.

As of December 31, 2006, the Company had cash and cash equivalents of $2,951,287 as well as investments in marketable securities of $23,797,515 and anticipates having the capacity to fund normal operating and administrative expenses and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $25,120,659 at December 31, 2006. Net prepaid expenses and other assets shown in the accompanying chart does not include $23,197 and $31,035 of furniture and fixtures for the eight months ended and twelve months ended December 31, 2006 and April 30, 2006, respectively.

The following table presents the Company's working capital for December 31, 2006 and April 30, 2006:

                                               December 31,     April 30,
                                                   2006           2006
                                               ------------   ------------

Current assets:
   Cash and cash equivalents                   $  2,951,287   $ 27,012,688
   Investment in marketable securities           23,797,515              -
   Deposit on property                              504,000              -
   Rent receivable, net                             106,959         93,173
   Interest receivable                              468,679        921,385
   Net prepaid expenses and other assets            313,848        277,326
                                               ------------   ------------
Total current assets                             28,142,288     28,304,572
                                               ------------   ------------

Current liabilities:
   Accounts payable                                 687,384        247,088
   Accrued liabilities                            2,174,460        674,206
   Tenant security deposits payable                 159,785        163,886
                                               ------------   ------------
Total current liabilities                         3,021,629      1,085,180
                                               ------------   ------------

Working capital                                $ 25,120,659   $ 27,219,392
                                               ============   ============

The Company operates as a real estate investment trust for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Code, to its shareholders, among other requirements. The Company expects to continue to use its cash flow from operating activities to pay distributions to shareholders and to support the operating activities of the Company.

Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

During fiscal 2004, the Company restructured an outstanding mortgage loan on the Flowerfield property. That loan was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent. At December 31, 2006 and April 30, 2006, the Company had no outstanding indebtedness against this credit facility. Additionally, the Company held a $1.8 million purchase money mortgage loan in connection with the sale of certain buildings and 12 acres during fiscal 2003. The mortgage loan accrued interest at a rate of 5% and was fully paid with interest in August, 2005.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of December 31, 2006:

                                                     Payments Due By Period
                                                                                         More
Contractual Obligation                        Less than 1       1-3          3-5        than 5
                                    Total         Year         Years        Years        Years
                                  ----------   ----------   ----------   ----------   ----------
Landmark National                 $3,000,000   $2,277,778   $  666,666   $   55,556   $        -
Accrued Expense                       39,390        8,918       17,837       12,635            -
                                  ----------   ----------   ----------   ----------   ----------
Total Contractual Obligations     $3,039,390   $2,286,696   $  684,503   $   68,191   $        -
                                  ==========   ==========   ==========   ==========   ==========

INCOME TAXES

In 2007, effective May 1, 2006, the Company intends to elect to be taxed as a REIT for state income tax and federal income tax purposes under section 856(c)(1) of the Internal Revenue Code (the "Code"). As a result of the election, the Company will convert to a December 31, fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the eight months ended December 31, 2006 and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company's REIT status.

The Grove, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the Grove we are subject to corporate federal and state income taxes on the Grove's taxable income for the eight months ended December 31, 2006.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the Callery-Judge Grove located in Palm Beach County, Florida. The investment represents a 10.93% limited partnership interest in a limited partnership that owns a 3,500+ acre citrus grove. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by the local municipal and state authorities. The Company is accounting for the investment under the equity method. As of December 31, 2006, the carrying value of the Company's investment was $0. Based upon the most recent independent third party appraisal, which was conducted by Pinel Appraisal Services, Inc. in June 2006, the Company's investment, strictly on a pro-rata basis, has a current estimated fair value of approximately $22.5 million without adjustment for minority interest and lack of marketability discount. In the latter part of 2003, the Scripps Research Institute headquartered in La Jolla, California, announced that it would be developing a major east coast center on property located in the general vicinity of the Callery-Judge Grove. Although the Company believes, based on press reports, that this announcement has been the catalyst behind the sale of thousands of acres of land to national developers in the general vicinity of the Grove, it has no current forecast of the likelihood of, or the timing required to achieve approvals for, the development of the Grove.

DEVELOPMENT OF FLOWERFIELD PROPERTY

The Company was a party to two contractual agreements dated April 9, 2002 with Landmark National ("Landmark") pursuant to which Landmark was to design and develop an 18 hole championship golf course community with 336 home sites on the Company's Flowerfield property located in Stony Brook / Saint James, New York, a substantial portion of which has since been condemned by the State University of New York (the "University"). Those contractual agreements were exhibited in the Company's April 30, 2002 10-KSB filing. The golf course agreement called for monthly payments of $5,000 with a maximum total of $150,000. As of April 30, 2005, the Company had paid this obligation in full. Additionally, there was a one-time fee of $100,000 for a grading report on the course layout, which was completed and paid during fiscal 2003. The residential land planning and design contract included monthly payments of $10,000 with a maximum payment totaling $300,000. As of April 30, 2005, the Company had also paid this obligation in full. Landmark was also entitled to a construction management fee of 4.5% of construction costs. The balance of Landmark's compensation was an incentive fee of 10% of pre-tax net income from the residential golf course development. Additionally, in a separate agreement for the future, Landmark was under contract to manage the completed golf and clubhouse facilities under a long-term management agreement. The annual fee for such service was $100,000 commencing upon completion of the golf and clubhouse facilities. The residential land planning and design contract also provided for a termination fee amounting to $500,000, which is more clearly defined in Notes 13 and 20 to the consolidated financial statements. The Company had accrued a $500,000 termination fee through April 30, 2006 pursuant to the contract. Following the University's condemnation of the Flowerfield property, the Company was advised by Landmark that it believed it was entitled to 10% of all condemnation proceeds pursuant to the 10% incentive fee provision referred to above.

On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark's agreement not to pursue the foregoing claims, for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. Landmark will receive an additional $1,000,000 over the next thirty-six months, commencing on March 1, 2007, for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation. The Company has accrued $1,500,000 as additional condemnation expense as of December 31, 2006. The Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

The Company has filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. Prices are currently expected to range from $850,000 to $1.45 million per home.

The Company has engaged the firm of Platt Byard Dovell White Architects for design work. The firm enjoys an outstanding reputation for designing attractive residential and commercial properties. Leading the project will be Sam White, FAIA, a partner at the firm who is known specifically for his proven ability to blend historic context into new architecture.

The application asks for the zoning of approximately 62.4 acres to be changed from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential." Another 4.3 acres of the property owned by the Company, while already zoned as "residential," would remain undeveloped. Total amount of open space remaining after development is expected to exceed 40 acres. As indicated in the application, the Company plans in the future to remove the industrial buildings currently in use at the appropriate time.

According to an analysis obtained by the Company, the local road traffic caused by the residential development would be lower than the levels attributed to the current industrial operations. The development also would have a positive impact on the municipal tax base since the age-restricted nature of the community would not affect the local school population. The company estimates that 100 construction jobs and 15 permanent jobs would be created by the project.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and longer-term investments. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2006, April 30, 2006, 2005 and 2004. As of April 30, 2006, the
Company's investments in U.S. Government securities were considered cash equivalents because of the short term nature of the maturities. Subsequent to the close of the fiscal year ended April 30, 2006, the Company invested approximately $24,000,000 in securitized U.S. Government Agencies with an effective duration of between two and three years. The potential risks associated with this type of investment are more fully discussed in Item 1A.

Item 8 Financial Statements and Supplementary Data

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:
          (1)  Report of Independent Registered Public Accounting Firm
          (2) Consolidated Balance Sheets as of December 31, 2006, April 30, 2006 and April 30, 2005
          (3) Consolidated Statements of Operations for the eight months ended December 31, 2006 and 2005, and the years ended April 30, 2006, April 30, 2005 and April 30, 2004
          (4) Consolidated Statement of Stockholders' Equity for the eight months ended December 31, 2006 and the years ended April 30, 2006, April 30, 2005 and April 30, 2004
          (5) Consolidated Statements of Cash Flows for the eight months ended December 31, 2006 and 2005 and the years ended April 30, 2006, April 30, 2005 and April 30, 2004
          (6)  Notes to Consolidated Financial Statements
          (7)  Schedules
                  Schedule II - Valuation and Qualifying Accounts
                  All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
                  Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and
                  XIII.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures as of December 31, 2006 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B Other Information

     None.

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance of the
Registrant

Information regarding directors, executive officers and corporate governance in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director
Independence

Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding the fees paid to and services provided by Holtz, Rubenstein Reminick LLP, the Company's independent registered public accounting firm, in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)  Financial Statements:

         Report of Independent Registered Public Accounting Firm

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

(b) Exhibits: The following Exhibits are either filed as part of this report or are incorporated herein by reference:

        3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

        3.2     Restated Bylaws of Gyrodyne Company of America, Inc. (7)

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

        10.8 Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (4)

        10.9 Asset Management Agreement with DPMG, Inc. dba Landmark National, dated April 9, 2002. (5)

        10.10   Golf Operating Agreement with DPMG, INC., dated April 9, 2002.
                (5)

        10.11 Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

        10.12 Contract of Sale dated October 12, 2006 with Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (7)

        10.13 Agreement dated February 12, 2007 with DPMG, Inc. d/b/a Landmark National. (7)

        10.14 Amended Contract of Sale dated October 12, 2006 with Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (7)

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

                        GYRODYNE COMPANY OF AMERICA, INC.

/S/ Stephen V. Maroney
--------------------------------------------------------------------------------
Stephen V. Maroney, President, Treasurer and Principal Executive Officer
Date: March 12, 2007

/S/ Frank D'Alessandro
--------------------------------------------------------------------------------
Frank D'Alessandro, Controller
Date: March 12, 2007

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Richard B. Smith
--------------------------------------------------------------------------------
Richard B. Smith, Director
Date: March 12, 2007

/S/ Elliot H. Levine
--------------------------------------------------------------------------------
Elliot H. Levine, Director
Date: March 12, 2007

/S/ Ronald J. Macklin
--------------------------------------------------------------------------------
Ronald J. Macklin, Director
Date: March 12, 2007

/S/ Stephen V. Maroney
--------------------------------------------------------------------------------
Stephen V. Maroney, Director
Date: March 12, 2007

/S/ Paul L. Lamb
--------------------------------------------------------------------------------
Paul L. Lamb, Director
Date: March 12, 2007

                                                    GYRODYNE COMPANY OF AMERICA,
                                                                 AND SUBSIDIARIE

Contents
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and
Years Ended April 30, 2006, 2005 and 2004                               Pages
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statement of Stockholders' Equity                           F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-25

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2006, April 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005 and 2004. We have also audited the schedule listed in Item 8 (7) of this Form 10-K for the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005, and 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2006, April 30, 2006 and 2005 and the results of their operations and their cash flows for the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005 and 2004 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (R), "Share-Based Payment" effective May 1, 2006.


Melville, New York
March 12, 2007

--------------------------------------------------------------------------------

                                                                                 GYRODYNE COMPANY OF AMERICA, INC.
                                                                                                  AND SUBSIDIARIES

Consolidated Balance Sheets                                            December 31,             April 30,
------------------------------------------------------------------------------------------------------------------
                                                                          2006            2006            2005
------------------------------------------------------------------------------------------------------------------
Assets

Real Estate:
  Rental property:
    Land                                                              $      3,017    $      3,017    $      4,250
    Building and improvements                                            3,140,332       2,876,087       3,955,011
    Machinery and equipment                                                179,335         157,797         146,842
                                                                      --------------------------------------------
                                                                         3,322,684       3,036,901       4,106,103
Less Accumulated Depreciation                                            2,500,907       2,492,819       3,397,082
                                                                      --------------------------------------------
                                                                           821,777         544,082         709,021
                                                                      --------------------------------------------
  Land held for development:
    Land                                                                   558,466         558,466         792,201
    Land development costs                                                 321,514           8,707       4,432,766
                                                                      --------------------------------------------
                                                                           879,980         567,173       5,224,967
                                                                      --------------------------------------------
Total Real Estate, net                                                   1,701,757       1,111,255       5,933,988

Cash and Cash Equivalents                                                2,951,287      27,012,688         844,405
Investment in Marketable Securities                                     23,797,515               -               -
Deposit on Property                                                        504,000               -               -
Rent Receivable, net of allowance for doubtful
  accounts of $46,000, $30,000 and $37,000, respectively                   106,959          93,173          62,309
Interest Receivable                                                        468,679         921,385               -
Mortgage Receivable                                                              -               -       1,300,000
Prepaid Expenses and Other Assets                                          337,045         308,361         183,121
Prepaid Pension Costs                                                    1,080,473       1,133,497       1,199,526
                                                                      --------------------------------------------
Total Assets                                                          $ 30,947,715    $ 30,580,359    $  9,523,349
                                                                      ============================================

Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                    $    687,384    $    247,088    $     77,952
  Accrued liabilities                                                    2,174,460         674,206         126,830
  Deferred gain on sale of real estate                                           -               -       1,136,705
  Tenant security deposits payable                                         159,785         163,886         229,284
  Loans payable                                                                  -               -          19,145
  Deferred income taxes                                                  8,135,000       9,358,000       1,605,000
                                                                      --------------------------------------------
Total Liabilities                                                       11,156,629      10,443,180       3,194,916
                                                                      --------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $1 par value; authorized 4,000,000
    shares; 1,531,086 shares issued                                      1,531,086       1,531,086       1,531,086
  Additional paid-in capital                                             8,205,134       8,399,134       7,841,066
  Accumulated Other Comprehensive Income
  Unrealized Gain from Marketable Securities                               280,042               -               -
  Balance of undistributed income from other than gain or loss on
    sales of properties                                                 11,615,310      12,047,445      (1,067,872)
                                                                      --------------------------------------------
                                                                        21,631,572      21,977,665       8,304,280
Less Cost of Shares of Common Stock Held in Treasury; 293,867,
   293,867 and 317,408 shares, respectively                             (1,840,486)     (1,840,486)     (1,975,847)
                                                                      --------------------------------------------
Total Stockholders' Equity                                              19,791,086      20,137,179       6,328,433
                                                                      --------------------------------------------
Total Liabilities and Stockholders' Equity                            $ 30,947,715    $ 30,580,359    $  9,523,349
                                                                      ============================================

------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                F-2

                                                                                                  GYRODYNE COMPANY OF AMERICA, INC.
                                                                                                                   AND SUBSIDIARIES

Consolidated Statements of Operations                  Eight Months Ended December 31,             Years Ended April 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                            2006            2005            2006            2005            2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Revenues
  Rental income                                        $    893,311    $  1,205,991    $  1,626,651    $  2,039,170    $  2,086,687
  Interest income                                           932,451         421,569       1,084,106         102,852         111,721
                                                       ----------------------------------------------------------------------------

                                                          1,825,762       1,627,560       2,710,757       2,142,022       2,198,408
                                                       ----------------------------------------------------------------------------

Expenses
  Rental expenses                                           469,037         389,601         655,161         948,396         710,734
  General and administrative expenses                     1,671,833       1,330,388       2,373,223       1,764,183       1,574,353
  Depreciation                                               34,027          47,822          62,196          72,835          78,176
  Interest expense                                                -               -               -          35,217          38,850
                                                       ----------------------------------------------------------------------------
                                                          2,174,897       1,767,811       3,090,580       2,820,631       2,402,113
                                                       ----------------------------------------------------------------------------

(Loss) income from operations before gains on sales of
equipment and real estate investments and cumulative
effect unting changes                                      (349,135)       (140,251)       (379,823)       (678,609)       (203,705)

  Gain on sale of equipment                                       -               -               -          12,000               -
  (Loss) gain on condemnation of rental property         (1,500,000)     20,710,339      20,710,339               -               -
  Gain on sale of real estate                                     -       1,136,705       1,136,705         437,195               -
                                                       ----------------------------------------------------------------------------

(Loss) Income Before Income Taxes                        (1,849,135)     21,706,793      21,467,221        (229,414)       (203,705)
(Benefit) Provision for Income Taxes                     (1,417,000)      8,682,717       8,351,904         (91,766)        (90,239)
                                                       ----------------------------------------------------------------------------
Net (Loss) Income                                      $   (432,135)   $ 13,024,076    $ 13,115,317    $   (137,648)   $   (113,466)
                                                       ============================================================================

Net (Loss) Income Per Common Share:
  Basic                                                $      (0.35)   $      10.62    $      10.67    $      (0.12)   $      (0.10)
                                                       ============================================================================

  Diluted                                              $      (0.35)   $      10.25    $      10.29    $      (0.12)   $      (0.10)
                                                       ============================================================================

Weighted Average Number of Common Shares Outstanding:
  Basic                                                   1,237,219       1,225,868       1,229,582       1,180,469       1,133,896
                                                       ============================================================================

  Diluted                                                 1,237,219       1,270,889       1,274,034       1,180,469       1,133,896
                                                       ============================================================================


-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                                 F-3

                                                                                                  GYRODYNE COMPANY OF AMERICA, INC.
                                                                                                                   AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005 and 2004
-----------------------------------------------------------------------------------------------------------------------------------

                                  $1 Par Value
                                  Common Stock                      Accumulated                   Treasury Stock
                             ------------------------   Additional     Other                  ------------------------
                                              Par        Paid in   Comprehensive   Income                                 Total
                                Shares       Value       Capital      Income      (Deficit)      Shares        Cost       Equity
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, May 1, 2003           1,531,086  $ 1,531,086  $ 7,278,191            -  $  (816,758)     414,024  $(2,531,389) $ 5,461,130
Exercise of Stock Options              -            -      227,122            -            -      (38,670)     222,353      449,475
Net Loss                               -            -            -            -     (113,466)           -            -     (113,466)
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, April 30, 2004        1,531,086    1,531,086    7,505,313            -     (930,224)     375,354   (2,309,036)   5,797,139
Exercise of Stock Options              -            -      335,753            -            -      (57,946)     333,189      668,942
Net Loss                               -            -            -            -     (137,648)           -            -     (137,648)
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, April 30, 2005        1,531,086    1,531,086    7,841,066            -   (1,067,872)     317,408   (1,975,847)   6,328,433
Exercise of Stock Options              -            -      191,068            -            -      (23,541)     135,361      326,429
Tax Benefit from Exercise
 of Stock Options                      -            -      367,000            -            -            -            -      367,000
Net Income                             -            -            -            -   13,115,317            -            -   13,115,317
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, April 30, 2006        1,531,086    1,531,086    8,399,134            -   12,047,445      293,867   (1,840,486)  20,137,179
Tax Reduction - Stock
 Options                               -            -     (194,000)           -            -            -            -     (194,000)
Unrealized Gain from
 Marketable Securities                 -            -            -  $   280,042            -            -            -      280,042
Net Loss                               -            -            -            -     (432,135)           -            -     (432,135)
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2006     1,531,086  $ 1,531,086  $ 8,205,134  $   280,042  $11,615,310      293,867  $(1,840,486) $19,791,086
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========



-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                                 F-4

                                                                                                  GYRODYNE COMPANY OF AMERICA, INC.
                                                                                                                   AND SUBSIDIARIES

Consolidated Statements of Cash Flows                 Eight Months Ended December 31,              Years Ended April 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                            2006            2005            2006            2005            2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Cash Flows from Operating Activities:
  Net (loss) income                                    $   (432,135)   $ 13,024,076    $ 13,115,317    $   (137,648)   $   (113,466)
                                                       ----------------------------------------------------------------------------
  Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization                            47,109          76,931         105,861         115,607         119,945
    Bad debt expense                                         16,000          16,000          24,000          57,000          48,000
    Deferred income tax (benefit) provision              (1,417,000)      8,284,135       7,947,000        (114,000)       (142,000)
    Stock based compensation                                      -               -               -               -          76,606
    Net periodic pension benefit cost                        53,024          77,353         116,029         226,109         236,870
    Gain on condemnation of rental property                       -        (414,349)       (414,349)              -               -
    Gain on sale of equipment                                     -               -               -         (12,000)              -
    Gain on sale of rental real estate                            -      (1,136,705)     (1,136,705)       (437,195)              -
    Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                             (312,807)      4,666,501       4,657,794        (798,453)     (1,189,659)
        Accounts receivable                                 (29,786)        (87,195)        (54,864)        (26,227)        (69,645)
        Interest receivable                                 452,706        (382,829)       (921,385)              -               -
        Condemnation advance payment receivable                   -     (26,315,000)              -               -               -
        Prepaid expenses and other assets                   (38,480)         28,027           4,096          18,705          (2,333)
        Prepaid pension costs                                     -         (50,000)        (50,000)              -               -
      Increase (decrease) in liabilities:
        Accounts payable                                    440,296         138,067         169,136         (36,211)         (3,956)
        Accrued liabilities                               1,500,254         491,720         535,642           8,184         (12,859)
        Income taxes payable                                      -         238,548               -         (28,306)         28,306
        Tenant security deposits                             (4,101)        (17,145)        (65,398)         34,308         (43,228)
                                                       ----------------------------------------------------------------------------
  Total adjustments                                         707,215     (14,385,941)     10,916,857        (992,479)       (953,953)
                                                       ----------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities         275,080      (1,361,865)     24,032,174      (1,130,127)     (1,067,419)
                                                       ----------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Costs associated with property, plant and equipment      (315,008)              -         (78,984)        (62,958)        (29,754)
  Deposit on property                                      (504,000)              -               -               -               -
  Proceeds on condemnation of rental property                     -         596,075         596,075               -               -
  Proceeds from sale of equipment                                 -               -               -          12,000               -
  Proceeds from mortgage receivable                               -       1,300,000       1,300,000         500,000               -
  Purchases of marketable securities                    (24,784,142)              -               -               -               -
  Principal repayments on investment in marketable
    securities                                            1,266,669               -               -               -               -
                                                       ----------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities     (24,336,481)      1,896,075       1,817,091         449,042         (29,754)
                                                       ----------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Repayment of loans payable                                      -          (4,941)         (7,411)       (706,095)        (17,889)
  Loan origination fees                                           -               -               -               -          73,519
  Proceeds from exercise of stock options                         -         252,378         326,429         668,942         372,869
                                                       ----------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               -         247,437         319,018         (37,153)        428,499
                                                       ----------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents    (24,061,401)        781,647      26,168,283        (718,238)       (668,674)
Cash and Cash Equivalents, beginning of period           27,012,688         844,405         844,405       1,562,643       2,231,317
                                                       ----------------------------------------------------------------------------
Cash and Cash Equivalents, end of period               $  2,951,287    $  1,626,052    $ 27,012,688    $    844,405    $  1,562,643
                                                       ============================================================================


-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                                 F-5

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Organization and nature of operations - Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York, and is also pursuing development plans of its remaining real estate holdings. In 2007, effective May 1, 2006, the Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended and as such has changed its fiscal year end to December 31 and therefore is reporting the eight months ended December 31, 2006.

     The State University of New York at Stony Brook has acquired part of the Company's real estate property located in Stony Brook/St. James, New York through eminent domain. See Note 20.

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

     Depreciation and amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

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

     Investment in Marketable Securities - Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in stockholders' equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to the write down in value for the eight months ended December 31, 2006 and years ended April 30, 2006 and 2005. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

     Deposit on Property - Deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company. At December 31, 2006, management believes all real estate deposits are refundable.

     Net income (loss) per common share and per common equivalent share - The reconciliations for the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005 and 2004 are as follows:

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     Eight Months Ended December 31, 2006                       Loss           Shares       Per Share
     --------------------------------------------------------------------------------------------------
     Basic EPS                                              $   (432,135)      1,237,219   $       (.35)
     Effect of Dilutive Securities - common stock options              -               -              -
                                                            ------------    ------------   ------------
     Diluted EPS                                            $   (432,135)      1,237,219   $       (.35)
                                                            ============    ============   ============

     Year Ended April 30, 2006                                 Income          Shares       Per Share
     --------------------------------------------------------------------------------------------------

     Basic EPS                                              $ 13,115,317       1,229,582   $      10.67
     Effect of Dilutive Securities - common stock options              -          44,452           (.38)
                                                            ------------    ------------   ------------
     Diluted EPS                                            $ 13,115,317       1,274,034   $      10.29
                                                            ============    ============   ============

     Year Ended April 30, 2005                                  Loss           Shares       Per Share
     --------------------------------------------------------------------------------------------------

     Basic EPS                                              $   (137,648)      1,180,469   $       (.12)
     Effect of Dilutive Securities - common stock options              -               -              -
                                                            ------------    ------------   ------------
     Diluted EPS                                            $   (137,648)      1,180,469   $       (.12)
                                                            ============    ============   ============

     Year Ended April 30, 2004                                 Income          Shares       Per Share
     --------------------------------------------------------------------------------------------------

     Basic EPS                                              $   (113,466)      1,133,896   $       (.10)
     Effect of Dilutive Securities - common stock options              -               -              -
                                                            ------------    ------------   ------------
     Diluted EPS                                            $   (113,466)      1,133,896   $       (.10)
                                                            ============    ============   ============

     Income taxes - In 2007, effective May 1, 2006, the Company intends to operate as a real estate investment trust for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code ("IRC"), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and state income tax on its taxable income at regular corporate tax rates. Although the Company intends to qualify for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has substantially met all of the REIT distribution and technical requirements for the eight months ended December 31, 2006 and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company's REIT status. See Note 20 with regard to contingencies.

     The Grove, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the Grove we are subject to corporate federal and state income taxes on the Grove's taxable income for the eight months ended December 31, 2006.

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

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     Stock-based compensation - Effective May 1, 2006, the Company's stock options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

     As a result of the adoption of FAS 123 (R), the Company's results for the eight month period ended December 31, 2006 includes share-based compensation expense totaling $0.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

                                      Eight Months
                                          Ended
                                       December 31,              Years Ended April 30,
     ---------------------------------------------------------------------------------------------
                                           2006            2006           2005            2004
     ---------------------------------------------------------------------------------------------
     Net (Loss) Income, as reported   $   (432,135)   $ 13,115,317   $   (137,648)   $   (113,466)
     Net (Loss) Income, pro forma         (432,135)     13,115,317       (138,648)       (230,466)
     Basic (Loss) Income Per Share,
     as reported                              (.35)          10.67           (.12)           (.10)
     Basic (Loss) Income Per Share,
     pro forma                                (.35)          10.67           (.12)           (.20)
     Diluted (Loss) Income Per
     Share, as reported                       (.35)          10.29           (.12)           (.10)
     Diluted (Loss) Income Per
     Share, pro forma                         (.35)          10.29           (.12)           (.20)

     For the purposes of the pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following range of weighted-average assumptions were used for grants during the fiscal year ended April 30, 2004. There were no stock options granted during the eight months ended December 31, 2006 and the fiscal years ended April 30, 2006 and 2005.

                                    Eight Months
                                        Ended
                                     December 31,             Years Ended April 30,
     --------------------------------------------------------------------------------------
                                        2006           2006           2005           2004
     --------------------------------------------------------------------------------------
     Dividend Yield                       -              -              -            0.0%
     Volatility                           -              -              -           32.0%

     Risk-Free Interest Rate              -              -              -            2.0%
     Expected Life                        -              -              -         5 Years

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

     Comprehensive Income - We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders' transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     New accounting pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), ("SFAS 123(R)") "Share-Based Payment". This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement were effective for the first annual reporting period that began after December 31, 2005.

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS Statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on its consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on its consolidated financial statements.

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

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company's fiscal year ending December 31, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

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

     Reclassifications - Certain reclassifications have been made to the consolidated financial statements for the years ended April 30, 2005 and 2004 to conform to the classification used in the current transition period and the fiscal year ended April 30, 2006.


2.   Investment in Marketable Securities

     The historical cost and estimated fair value of our investments in marketable equity securities as of December 31, 2006 are as follows:

                                                       Gross         Gross
                                       Amortized     Unrealized    Unrealized      Fair
                                          Cost         Gains         Losses        Value
                                      -----------------------------------------------------
     Securities Available for Sale:
         Mortgage-backed Securities   $23,517,473   $   280,042   $         -   $23,797,515
                                      ===========   ===========   ===========   ===========

     There were no realized gains or losses on sales of securities available-for-sale for the eight months ended December 31, 2006 and years ended April 30, 2006, 2005 and 2004. The fair value of mortgage-backed securities was estimated using quoted market prices. None of the securities with an unrealized loss at December 31, 2006 are considered to be other-than-temporarily impaired. At December 31, 2006, marketable securities have a contractual maturity of over ten years.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

3.   Interest Receivable

     In connection with the condemnation of the Flowerfield property, the Company has accrued interest commencing with the date Stony Brook University took title to the property, in November 2005, until the time the Company received the advance payment, in March 2006. Pursuant to the New York State Eminent Domain Procedure Law, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking. See Note 20.

4.   Mortgage Receivable

     A mortgage receivable in the original principal amount of $1,800,000 was due from a former tenant in connection with sale of real estate. See Note
     11. The mortgage bore interest at 5% per annum with interest only payments due quarterly, commencing in November 2002. The remaining principal and any unpaid interest were paid in August 2005.

5.   Investment in Grove Partnership

     The Company has a 10.93% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of December 31, 2006, April 30, 2006, 2005 and 2004, the carrying value of the Company's investment was $0.

     The Grove has reported to its limited partners that in June 2006 it received an independent appraisal report of the citrus grove property, which is now the subject of development applications. Based upon the appraised value of the citrus grove operations and property, at December 31, and April 30, 2006, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove would be approximately $22,500,000 and $18,000,000 respectively, without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

     The fiscal year end of the Grove is June 30. Summarized financial information of the Grove as of June 30, 2006, 2005, 2004 and 2003 is as follows:

     Years Ended June 30,           2006           2005           2004           2003
     -------------------------------------------------------------------------------------
                               (in thousands) (in thousands) (in thousands) (in thousands)
     Total Current Assets        $    6,306     $    5,226    $    5,662     $    7,970
     Total Assets                    23,572         20,419        20,917         23,048
     Total Current Liabilities        1,280          1,708         3,071          2,495
     Total Liabilities               24,345         17,729        19,076         20,012
     Total Partners' Capital           (773)         2,690         1,841          3,036
     Total Revenues                   2,588          5,915         3,213          8,827
     Net Income (Loss)               (3,463)           849        (1,195)        (1,586)

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

6.   Accrued Liabilities

     Accrued liabilities are as follows:

                                              December 31,            April 30,
     ----------------------------------------------------------------------------------
                                                  2006           2006           2005
     ----------------------------------------------------------------------------------
     Condemnation costs  - termination fee   $  2,000,000   $    500,000   $          -
     Payroll and related taxes                     72,339         72,868         64,445
     Professional fees                             66,603         61,903         48,302
     Directors fees                                30,500         19,000         14,000
     Other                                          5,018         20,435             83
                                             ------------   ------------   ------------

     Total                                   $  2,174,460   $    674,206   $    126,830
                                             ============   ============   ============

7.   Income Taxes

     The Company files a consolidated U.S. federal and state income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis, depending on the applicable laws.

     The provision (benefit) for income taxes is comprised of the following:

                                 Eight Months
                                     Ended
                                 December 31,               Years Ended April 30,
     ----------------------------------------------------------------------------------------
                                     2006             2006            2005            2004
     ----------------------------------------------------------------------------------------
     Current:
        Federal                  $          -    $    318,905    $          -    $    101,203
        State                               -          85,999          22,234         (49,442)
                                 ------------    ------------    ------------    ------------
                                            -         404,904          22,234          51,761
                                 ------------    ------------    ------------    ------------
     Deferred:
        Federal                      (837,000)      5,997,000         (96,000)       (103,000)
        State                        (603,000)      1,950,000         (18,000)        (39,000)
                                 ------------    ------------    ------------    ------------
                                   (1,417,000)      7,947,000        (114,000)       (142,000)
                                 ------------    ------------    ------------    ------------
                                 $ (1,417,000)   $  8,351,904    $    (91,766)   $    (90,239)
                                 ============    ============    ============    ============

     The components of the net deferred tax liabilities are as follows:

                                             December 31,              April 30,
     ------------------------------------------------------------------------------------
                                                 2006             2006            2005
     ------------------------------------------------------------------------------------
     Deferred Tax Assets:
        Stock compensation                   $          -    $    192,000    $      3,000
        Accrued sick and vacation                       -          20,000          14,000
        Provision for bad debt                          -          10,000          15,000
        Tax loss carryforwards                          -               -          27,000
        Contribution carryforwards                      -               -           3,000
                                             ------------    ------------    ------------
     Total Deferred Tax Assets                          -         222,000          62,000

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     Deferred Tax Liabilities:
        Prepaid pension costs                           -        (464,000)       (490,000)
        Unrealized gain on investment
          in Citrus Grove                        (502,000)       (654,000)       (569,000)
        Gain on condemnation (a)               (7,633,000)     (8,462,000)              -
        Land development costs                          -               -        (600,000)
        Accumulated depreciation                        -               -          (8,000)
                                             ------------    ------------    ------------
     Total Deferred Tax Liabilities            (8,135,000)     (9,580,000)     (1,667,000)
                                             ------------    ------------    ------------
     Net Deferred Income Taxes               $ (8,135,000)   $ (9,358,000)   $ (1,605,000)
                                             ============    ============    ============

     The Company had federal net operating loss carryforwards of approximately $78,000, all of which was utilized in the year ended April 30, 2006 to offset taxable income.

     In 2007, effective May 1, 2006, the Company intends to elect to be taxed as a REIT for state income tax and federal income tax purposes under section 856(c)(1) of the Internal Revenue Code (the "Code"). As a result of the election, the Company will convert to a December 31, fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

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

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                            Eight Months
                                               Ended
                                            December 31,              Years Ended April 30,
     -----------------------------------------------------------------------------------------------
                                                2006           2006           2005           2004
     -----------------------------------------------------------------------------------------------
     U.S. Federal Statutory Income Rate             -           34.0%          34.0%          34.0%
     State Income Tax, net of federal tax
       benefits                                     -            5.8%           7.5%           7.5%
     Reversal of Deferred Taxes Resulting
       from REIT Election                       (76.6)%            -              -              -
     Other Differences, net                         -           (0.9)%         (1.5)%          2.8%
                                            ----------     ----------     ----------     ----------
                                                (76.6)%         38.9%          40.0%          44.3%
                                            ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

8.   Retirement Plans

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005 and 2004, the Company made $0, $50,000, $0 and $0 contributions to the Plan, respectively. The Company does not anticipate a minimum required contribution for the December 31, 2007 plan year.

     The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the eight months ended December 31, 2006 and the two-year period ending April 30, 2006, and a statement of the funded status as of December 31 and April 30 for all periods presented:

                                                       December 31,              April 30,
     ---------------------------------------------------------------------------------------------
                                                           2006            2006            2005
     ---------------------------------------------------------------------------------------------
     Pension Benefits
     Reconciliation of Benefit Obligation:
        Obligation                                    $  2,058,304    $  2,362,367    $  1,996,981
        Service cost                                        86,496         138,426         129,967
        Interest cost                                       85,398         125,276         129,160
        Actuarial (gain) loss                              198,197        (235,783)        269,299
        Benefit payments                                   (87,059)       (331,982)       (163,040)
                                                      ------------    ------------    ------------
     Obligation                                       $  2,341,336    $  2,058,304    $  2,362,367
                                                      ============    ============    ============

                                                       December 31,              April 30,
     ---------------------------------------------------------------------------------------------
                                                           2006            2006            2005
     ---------------------------------------------------------------------------------------------

     Reconciliation at Fair Value of Plan Assets:
        Fair value of plan assets                     $  3,039,786    $  2,938,625    $  2,163,701
        Actual return on plan assets                       855,944         383,143         937,964
        Employer Contributions                                   -          50,000               -
        Benefit payments                                   (87,059)       (331,982)       (163,040)
                                                      ------------    ------------    ------------
     Fair Value of Plan Assets                           3,808,671       3,039,786       2,938,625
                                                      ------------    ------------    ------------

     Funded Status:
        Funded status                                    1,467,335         981,482         576,258
        Unrecognized prior-service cost                          -          40,230         112,968
        Unrecognized (gain) loss                          (386,862)        111,785         510,300
                                                      ------------    ------------    ------------
     Net Amount Recognized                            $  1,080,473    $  1,133,497    $  1,199,526
                                                      ============    ============    ============

     The accumulated benefit obligation was $2,010,555, 1,779,044 and $1,993,167 as of December 31, 2006, April 30, 2006 and 2005, respectively.

     The following table provides the components of net periodic benefit cost for the plans for the eight months ended December 31, 2006 and the fiscal years 2006, 2005 and 2004:

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

                                          December 31,                 April 30,
     -----------------------------------------------------------------------------------------
                                              2006          2006          2005          2004
     -----------------------------------------------------------------------------------------
     Pension Benefits
     Service Cost                         $   86,496    $  138,426    $  129,967    $   86,717
     Interest Cost                            85,398       125,276       129,160       119,220
     Expected Return on Plan Assets         (159,100)     (228,225)     (165,830)     (126,166)
     Amortization of Prior-Service Cost       40,230        72,738        72,738        72,738
     Amortization of Net Loss                      -         7,814        60,074        84,361
                                          ----------    ----------    ----------    ----------
     Net Periodic Benefit Cost After
     Curtailments and Settlements         $   53,024    $  116,029    $  226,109    $  236,870
                                          ==========    ==========    ==========    ==========

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

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                             December 31,           April 30,
     -------------------------------------------------------------------------------
                                                 2006          2006          2005
     -------------------------------------------------------------------------------
     Pension Benefits
     Weighted-Average Assumptions
        Discount rate                              5.77%         6.21%         5.75%
        Expected return on plan assets             8.00%         8.00%         8.00%
        Rate of compensation increase              5.00%         5.00%         5.00%

     The Plan's investment objectives are expected to be achieved through a portfolio mix of Company stock and cash and cash equivalents which reflect the Plan's desire for investment return while controlling total portfolio risk to an acceptable level.

     The defined benefit plan had the following asset allocations as of their respective measurement dates:

                                             December 31,           April 30,
     -------------------------------------------------------------------------------
                                                 2006          2006          2005
     -------------------------------------------------------------------------------
     Common Stock - Gyrodyne Company of
       America, Inc.                               98.6%         94.5%         93.7%
     United States Government Securities              -             -           1.1%
     Corporate Equity Securities                      -             -           0.3%
     Other Funds                                    1.4%          5.5%          4.9%
                                             ----------    ----------    ----------
     Total                                        100.0%        100.0%        100.0%
                                             ==========    ==========    ==========

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     Securities of the Company included in plan assets are as follows:

                                             December 31,           April 30,
     -------------------------------------------------------------------------------
                                                 2006          2006          2005
     -------------------------------------------------------------------------------
     Number of Shares                            60,580        60,580        67,580
     Market Value                            $3,755,960    $2,871,492    $2,753,885

     Expected approximate future benefit payments are as follows:

     Years Ending December 31,                                          Amount
     ---------------------------------------------------------------------------

     2007                                                            $  167,322
     2008                                                               163,459
     2009                                                               153,518
     2010                                                               143,730
     2011                                                               159,920
     2012 - 2016                                                        671,305

9.   Stock Option Plans

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

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     A summary of the Company's various fixed stock option plans as of December 31, 2006 and April 30, 2006, 2005 and 2004, and changes during the years then ended is presented below:

                                 Eight Months
                                    Ended
                                 December 31,                                Years Ended April 30,
     ---------------------------------------------------------------------------------------------------------------------
                                     2006                     2006                    2005                    2004
     ---------------------------------------------------------------------------------------------------------------------
                                          Weighted                Weighted                Weighted                Weighted
                                          Average                 Average                 Average                 Average
     Fixed Stock                          Exercise                Exercise                Exercise                Exercise
     Options                  Shares       Price       Shares      Price       Shares      Price       Shares      Price
     ---------------------------------------------------------------------------------------------------------------------
     Outstanding,
     beginning of period        67,105   $  16.42       91,030   $  15.87      164,650   $  16.30      174,740   $  15.28
     Granted                         -                       -          -            -          -       38,500      16.87
     Exercised                       -                 (23,541)     14.36      (57,946)     16.92      (38,670)     12.62
     Forfeited                       -                    (384)     13.46      (15,674)     16.50            -          -
     Canceled                        -                       -          -            -          -       (9,920)     14.91
                            ----------              ----------              ----------              ----------
     Outstanding, end of
     period                     67,105   $  16.42       67,105      16.42       91,030      15.87      164,650      16.30
                            ==========              ==========              ==========              ==========
     Options Exercisable,
     year end                   67,105   $  16.42       67,105      16.42       91,030      15.87      164,650      16.30
                            ==========              ==========              ==========              ==========
     Weighted-Average
     Fair Values of
     Options Granted
     During Year                         $     -                 $      -                $      -                $   5.31

     The following table summarizes information about stock options outstanding at December 31, 2006:

                              Options Outstanding                  Options Exercisable
                   ----------------------------------------   -----------------------------
                                   Weighted
                                   Average        Weighted                        Weighted
                                   Remaining      Average                         Average
       Exercise        Number     Contractual     Exercise        Number          Exercise
        Price       Outstanding      Life          Price        Outstanding        Price
     ------------------------------------------------------   -----------------------------
       $15.68          22,055          .83         $15.68          22,055         $15.68
       $15.94           3,300          .61         $15.94           3,300         $15.94
       $16.16          13,750          .27         $16.16          13,750         $16.16
       $16.87          22,500         1.37         $16.87          22,500         $16.87
       $18.44           5,500          .01         $18.44           5,500         $18.44

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     Shares reserved for future issuance at December 31, 2006 are comprised of the following:

     Shares issuable upon exercise of stock options
       under the Company's Non-Employee Director
       Stock Option Plan                                            5,500

     Shares issuable upon exercise of stock options
       under the Company's stock incentive plan                    61,605
                                                              -----------
                                                                   67,105
                                                              ===========

     Incentive Compensation Plan - The Company has an incentive compensation plan for all full-time employees and members of the Board in order to promote shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company. Change in control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Company's common stock on the closing date, equivalent to 100,000 shares of Company common stock, such number of shares and "establishment date" price per share subject to adjustments to reflect changes in capitalization. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%).

10.  Revolving Credit Line

     The Company's line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (8.25% at December 31, 2006) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of December 31, 2006, April 30, 2006 and 2005, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

11.  Sale of Real Estate

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

12.  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and U.S. Government securities. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2006, April 30, 2006, 2005 and 2004.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

13.  Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for:

                             Eight Months
                                 Ended
                             December 31,        Years Ended April 30,
     --------------------------------------------------------------------------
                                 2006         2006         2005         2004
     --------------------------------------------------------------------------

     Interest                 $        -   $        -   $   35,217   $   38,850
                              ==========   ==========   ==========   ==========

     Income Taxes             $   31,193   $  400,085   $   30,000   $  204,768
                              ==========   ==========   ==========   ==========

14.  Commitments

     Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

     Years Ending December 31,,                                       Amount
     -------------------------------------------------------------------------

     2007                                                         $    881,000
     2008                                                              468,000
     2009                                                              291,000
     2010                                                              237,000
     2011                                                              183,000
     Thereafter                                                      1,512,000
                                                                  ------------
                                                                  $  3,572,000
                                                                  ============

     The Company was leasing office space in St. James, New York on a month-to-month basis through April 30, 2006. Rental expense approximated $55,000, $54,000 and $57,000 for the years ended April 30, 2006, 2005 and
     2004, respectively. On May 1, 2006, the Company moved into its current facility which it owns and therefore no longer has rent expense.

     Employment agreements - Effective January 23, 2003, the Company amended the existing employment contracts with two officers, which provide for annual salaries aggregating approximately $381,000. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control.

     Land development contract - The Company entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. As a result of the State University of New York at Stony Brook's ("the University's") condemnation of the Flowerfield property, the Company accrued a $500,000 termination fee pursuant to the contract during the twelve months ended April 30, 2006. The Company has reached an agreement on a claim arising from the cancellation of the agreement and has accrued an additional $1,500,000 for the eight months ended December 31, 2006. (SEE NOTE 21 "Subsequent Events")

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

15.  Fair Value of Financial Instruments

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

     The estimated fair value of the Company's investment in the Callery Judge Grove Partnership at December 31, 2006, based upon an independent third party appraisal report, is approximately $22,500,000 without adjustment for minority and lack of marketability discount, based on the Company's ownership percentage.

16.  Related Party Transactions

     A law firm related to a director provided legal services to the Company for which it was compensated approximately $3,000, $7,000, $110,000 and $229,000 for the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005 and 2004, respectively. As of January 1, 2005, the aforementioned law firm is no longer primary outside legal counsel to the Company.

17.  Major Customers

     For the eight months ended December 31, 2006 rental income from the three largest tenants represented 14%, 11% and 11% of total rental income.

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

18.  Supplementary Information - Quarterly Financial Data (Unaudited)

                                                Three Months    Three Months     Two Months
                                                   Ended           Ended           Ended
                                                  July 31,       October 31,    December 31,
     Eight Months Ended December 31, 2006           2006            2006            2006
     ---------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------
     Rental Income                              $    332,924    $    337,499    $    222,888
     Rental Property Expense                        (169,191)       (172,618)       (127,228)
                                                ------------    ------------    ------------
     Income from Rental Property                     163,733         164,881          95,660
                                                ------------    ------------    ------------
     Net (Loss) Income                          $    (54,104)   $     12,527    $   (390,558)
                                                ============    ============    ============

     Net (Loss) Income Per Common Share
         Basic                                  $       (.04)   $       0.01    $       (.32)
                                                ============    ============    ============
         Diluted                                $       (.04)   $       0.01    $       (.32)
                                                ============    ============    ============

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     Year Ended April 30, 2006                First          Second           Third          Fourth
     -------------------------------------------------------------------------------------------------
     Rental Income                        $    494,534    $    486,166    $    332,477    $    313,474
     Rental Property Expense                  (129,382)       (133,028)       (213,271)       (179,480)
                                          ------------    ------------    ------------    ------------
     Income from Rental Property               365,152         353,138         119,206         133,994
                                          ------------    ------------    ------------    ------------
     Net Income                           $    111,697    $    475,461    $ 12,427,569    $    100,590
                                          ============    ============    ============    ============

     Net Income Per Common Share
         Basic                            $       0.09    $       0.39    $      10.08    $       0.11
                                          ============    ============    ============    ============
         Diluted                          $       0.09    $       0.37    $       9.75    $       0.08
                                          ============    ============    ============    ============

     Year Ended April 30, 2005                First          Second           Third          Fourth
     -------------------------------------------------------------------------------------------------

     Rental Income                        $    499,922    $    527,622    $    506,771    $    504,855
     Rental Property Expense                  (172,456)       (194,326)       (222,089)       (359,525)
                                          ------------    ------------    ------------    ------------
     Income from Rental Property               327,466         333,296         284,682         145,330
                                          ------------    ------------    ------------    ------------
     Net (Loss) Income                    $    (52,786)   $    (35,634)   $    (88,141)   $     38,913
                                          ============    ============    ============    ============

     Net (Loss) Income Per Common Share
         Basic                            $      (0.05)   $      (0.03)   $      (0.07)   $       0.03
                                          ============    ============    ============    ============
         Diluted                          $      (0.05)   $      (0.03)   $      (0.07)   $       0.03
                                          ============    ============    ============    ============

     Certain reclassifications between rental property expenses and general and administrative expenses were made in fiscal 2005 to conform to the classification used in the eight months ended December 31, 2006 and the fiscal year ended April 30, 2006.

19.  Interest Income

     Interest income consists of the following:

                                               Eight Months
                                                  Ended
                                               December 31,         Years Ended April 30,
     --------------------------------------------------------------------------------------------
                                                   2006         2006         2005         2004
     --------------------------------------------------------------------------------------------
     Interest on Condemnation Advance Payment   $        -   $  921,385   $        -   $        -
     Interest Income on Investments                799,447      111,877            -            -
     Interest Income - Other                       133,004       50,844      102,852      111,721
                                                ----------   ----------   ----------   ----------
                                                $  932,451   $1,084,106   $  102,852   $  111,721
                                                ==========   ==========   ==========   ==========

20.  Contingencies

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

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

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

     Faith Enterprises, an operator of a child care center as a franchisee of Kiddie Academy, leases a suite of offices from the Company under a 15-year lease which commenced in March 2005 with a five-year option. Beginning approximately July 2005 and continuing to the present, Faith Enterprises failed to pay the full monthly rent due under the lease and remain current with their obligations. The Company served Faith Enterprises with a series of default notices. The franchisor was also notified of the default but has not chosen to terminate the franchise agreement nor pay the rent deficiency on behalf of the franchisee. In February 2007, the Company served Faith Enterprises with a 10-day notice of default. Faith Enterprises then commenced this action in New York State Supreme Court for Suffolk County seeking damages for breach of contract, fraudulent inducement and tortuous interference with business, claiming that the Company's issuance of press releases in December 2006 and January 2007 about its submission of an application to the Town of Smithtown to rezone its property caused Faith Enterprises financial damages in lost clientele. Faith Enterprises is seeking $7 million in damages on each of the three claims and is requesting that it not pay rent during the pendency of the proceeding. Faith Enterprises also filed an application for a Yellowstone injunction and a preliminary injunction to forestall the Company from proceeding with the non-payment eviction proceeding. The Company opposed that application and, in an order dated February 21, 2007, the Court denied Faith Enterprises' request in its entirety. The Company also served and filed a motion to dismiss the entire case. That motion is currently returnable on March 28, 2007. The Company also commenced a proceeding in district court seeking to evict Faith Enterprises for non-payment of rent. That proceeding was commenced in March 2007, upon the Supreme Court's decision denying Faith Enterprises' request for injunctive relief.

     Our Board of Directors has authorized us to take the steps necessary to elect to be taxed as a REIT. Currently, we plan on electing REIT status in 2007, effective as of May 1, 2006. There can be no assurance that we will be organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, or that our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. We do not intend to request a ruling from the Internal Revenue Service as to our qualification as a REIT.

     Furthermore, our qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Eight Months Ended December 31, 2006 and Years Ended April 30, 2006, 2005
and 2004
--------------------------------------------------------------------------------

     On October 12, 2006, the Company entered into a Contract of Sale (the "Contract"), which was amended in January, 2007, by and between the Company and Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (collectively, the "Seller") to acquire land and buildings comprising, in significant part, a medical office complex known as Port Jefferson Professional Park in Port Jefferson Station, New York. The Contract relates specifically to ten office buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway, which are situated on 5.16 acres with approximately 40,000 square feet of rentable space (the "Property") with a current occupancy rate of 97%. The purchase price per square foot is $221.25 and the aggregate monthly rent flow from the property is currently $73,941.50. Other than with respect to the Contract itself, there is no material relationship between the Company and the Seller.

     The purchase price for the Property is $8.85 million, $500,000 of which was paid as a refundable deposit upon the signing of the Contract, and the remainder, subject to any adjustments, is required to be paid at closing. Under the Contract, the Company has the right to elect either to pay all cash at closing or apply to assume the terms of an existing mortgage loan due February 1, 2022 at a current interest rate of 5.75%. The Company has applied for and has been approved to assume the mortgage if it so desires. The bank required an additional deposit of $4,000 relating to the assumption of the existing mortgage. Upon acquisition, the Company intends to continue to operate the office space pursuant to existing leases. It is anticipated that the transaction will close in April 2007. The contract was amended in January 2007 to provide that the seller will be responsible for the cost of remediating the contaminated on-site sanitary waste disposal systems and stormwater drywells, which was discovered by the Company during the due diligence examination.

     If the Company does not replace the condemned property in accordance with Internal Revenue Code section 1033, the gain on condemnation of the Company's Flowerfield property will be subject to federal and state taxes. The Company must replace the condemned property by April 2009. The Port Jefferson Professional Park qualifies as replacement property under IRC section 1033.

21.  Subsequent Events

     On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to abandoning its claim for 10% of all proceeds related to the condemnation and any sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. The agreement also includes consideration for previously provided services. The Company paid Landmark $2,000,000, of which $500,000 was accrued by the Company during its year ended April 30, 2006. In addition the Company retained Landmark and will pay them $1,000,000 over the next thirty-six months, commencing on March 1, 2007, for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation. As a result of the initial payment due of $2,000,000, the Company has accrued $1,500,000 as additional condemnation expense for the eight months ended December 31, 2006. The Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

--------------------------------------------------------------------------------

Schedule II - Valuation and Qualifying Accounts

                                                         Additions
                                                   -----------------------
                                       Balance at               Charged to                   Balance at
                                       Beginning   Charged to     Other                          End
                                       of Period    Expenses     Accounts    Deductions       of Period
-------------------------------------------------------------------------------------------------------
Eight Months Ended
    December 31, 2006

Allowance for Doubtful Accounts (a)   $   30,131   $   16,000   $        0   $        0      $   46,131
                                      ==========   ==========   ==========   ==========      ==========

Year End April 30, 2006

Allowance for Doubtful Accounts (a)   $   36,934   $   24,000   $        0   $   30,803 (b)  $   30,131
                                      ==========   ==========   ==========   ==========      ==========

Year End April 30, 2005

Allowance for Doubtful Accounts (a)   $   71,261   $   57,000   $        0   $   91,327 (b)  $   36,934
                                      ==========   ==========   ==========   ==========      ==========

Year End April 30, 2004

Allowance for Doubtful Accounts (a)   $   40,861   $   48,000   $        0   $   17,600 (b)  $   71,261
                                      ==========   ==========   ==========   ==========      ==========

(a) - Deducted from accounts receivable.
(b) - Uncollectible accounts receivable charged against allowance.