Form 10-K/A
period 2006-12-31
GYRODYNE CO OF AMERICA INC
filed 2007-04-30
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

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

On April 10, 2007, 1,289,878 shares of the Registrant's common stock, par value $1 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                        TABLE OF CONTENTS TO FORM 10-K/A
                        --------------------------------
     FOR THE TRANSITION PERIOD FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2006
     ----------------------------------------------------------------------


ITEM #                                                                      PAGE
------                                                                      ----

PART III
     10 -Directors, Executive Officers and Corporate Governance               4
     11 -Executive Compensation                                               6
     12 -Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     14
     13 -Certain Relationships and Related Transactions, and Director
         Independence                                                        15
     14 -Principal Accounting Fees and Services                              17

PART IV
     15 -Exhibits and Financial Statement Schedules                          17
        -Signatures                                                          18

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amended Report") amends the original Transition Report on Form 10-K of Gyrodyne Company of America, Inc. (the "Company") for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, on March 15, 2007 (the "Original Report"), to add certain information required by the following items of Form 10-K:

     Item 10. Directors, Executive Officers and Corporate Governance

     Item 11. Executive Compensation

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Item 13. Certain Relationships and Related Transactions, and Director Independence

     Item 14. Principal Accounting Fees and Services

The Company hereby amends Items 10, 11, 12, 13 and 14 of Part III of the Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. This Amended Report does not affect any other items in the Original Report. As a result of the Amended Report, the Company is also filing the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as an exhibit to this Amended Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company's other filings made with the SEC subsequent to the filing of the Original Report.

The statements made in this Amended Report that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate and other risks detailed from time to time in the Company's SEC reports. These and other matters we discuss in this Amended Report may cause actual results to differ from those we describe. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                    PART III

Item 10 Directors, Executive Officers and Corporate Governance

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2007 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

Name & Principal Occupation or Employment                  Age    First Became a    Current Board
                                                                     Director       Term Expires
--------------------------------------------------------------------------------------------------
Stephen V. Maroney                                         65          1996             2007
President, CEO, CFO, Treasurer, and Director of
 the Company

Peter Pitsiokos                                            47          ---
COO, Secretary and Chief Compliance Officer of
 the Company

Frank D'Alessandro                                         60          ---
Controller of the Company

Paul L. Lamb                                               61          1997             2009
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                            74          1977             2008
Consultant
Director of the Company

Philip F. Palmedo                                          73          1996             2007
Managing Director and Chairman of Kepler Asset
 Management and Chairman of International Resources
 Group
Director of the Company

Elliot H. Levine                                           54          2004             2008
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith                                           52          2002             2009
Vice President, Commercial Banking Division,
 First National Bank of L. I.
Director of the Company

Ronald J. Macklin                                          45          2003             2007
Assistant General Counsel for KeySpan Corporate
 Services
Director of the Company

Nader G.M. Salour                                          48          2006             2009
Principal, Cypress Realty of Florida, LLC
Director of the Company

(b)  Business Experience

Stephen V. Maroney, age 65, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank's Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.

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

Paul L. Lamb, age 61, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Robert Beyer, age 74, has been a Director of the company since November 1977. He is also a Director of the Company's subsidiaries. He retired from the United States Naval Reserve in 1993 with the rank of Captain. He retired from his position as Senior Inertial Systems Engineer with the Naval Air Systems Command in 1998. He has an electrical engineering degree from New York University and a graduate degree in International Business from Sophia University in Tokyo, Japan. Mr. Beyer was employed by Gyrodyne from 1962-1973. He was stationed in Japan as a Technical Representative for the Company's remotely piloted helicopters from 1963 to 1970.

Philip F. Palmedo, age 73, was appointed to the Board of Directors in July 1996. Mr. Palmedo is currently Managing Director and Chairman of Kepler Asset Management as well as Chairman of International Resources Group and former President of the Long Island Research Institute. He has shepherded numerous fledgling businesses into the financial and technological markets completing several financing and joint venture technology agreements. He has M.S. and Ph.D. degrees from M.I.T.

Elliot H. Levine, age 54, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine's work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 12 years as senior member of Levine & Seltzer.

Richard B. Smith, age 52, was appointed to the Board of Directors in November 2002. Mr. Smith is currently a Vice President in the Commercial Banking Division of the First National Bank of Long Island. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank until February, 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society and also serves as a Trustee for St. Catherine's Medical Center in Smithtown, NY.

Ronald J. Macklin, age 45, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Assistant General Counsel for KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University's Albany Law School.

Nader G.M. Salour, age 48, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company's annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He has served as President of Abacoa Development Company, from June 1996 to June 2006, and as a Director of Abacoa Partnership for Community from December 1997 to present.

(c)  Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company directors, executive officers, and any person holding more than ten percent ("10% Holder") of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company's review of copies of Forms 3 and 4 and amendments thereto received by it during the eight months ending December 31, 2006 and Forms 5 and amendments thereto received by the Company with respect to the eight month period and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company's executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the eight months ended December 31, 2006 or prior fiscal years, except that Nader G.M. Salour filed a Form 3 nine days after the deadline for filing such Form.

(d)  Audit Committee and Audit Committee Financial Expert

The Board of Directors has a separately-designated Audit Committee established in accordance with section 3(a)(58)(a) of the Exchange Act, which currently consists of Messrs. Smith, Levine and Macklin. All members are "financially literate" and have been determined to be "independent" within the meaning of SEC regulations and NASDAQ rules. The Board of Directors has determined that at least one member, Mr. Levine, a Certified Public Accountant, qualifies as an "audit committee financial expert" as a result of relevant experience as a partner in the accounting firm of Levine & Seltzer, LLP. In addition, Mr. Levine had 10.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

(e)  Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. It is available on the Company's website at www.gyrodyne.com and any person may obtain without charge a paper copy by writing to the Secretary at the address set forth on page 1. Any amendments to the Code of Business Conduct and Ethics, or waiver thereof, will be disclosed on the website promptly after such amendment or waiver.

Item 11 Executive Compensation

(a)  COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis ("CD&A) describes the Company's compensation philosophy and policies as they apply to the Company's named executive officers, who are Stephen V. Maroney, President, Chief Executive Officer and Treasurer, and Peter Pitsiokos, Executive Vice President, Chief Operating Officer, Chief Compliance Officer and Secretary. The CD&A explains the structure and rationale associated with each material element of the named executive officers' total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following the CD&A.

Objectives of the Company's Compensation Program

The Company's compensation program for executives is intended to motivate and retain key executives to manage the business affairs of the Company in the best interests of the Company and its shareholders. Beginning in 2006, the overriding objective of the Company's executive compensation program has been to incentivize management to carry out the Company's strategic plan for the future direction of the Company. The goal of the strategic plan, which was first announced at the Company's annual shareholders meeting in December 2005, is to position the Company so that it is best able to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of the Company's shareholders in a tax efficient manner. The plan calls for achieving this objective by pursuing a conversion to a real estate investment trust ("REIT"), disposition and redeployment of the assets of the Company in a tax efficient manner, maximization of the value for the remaining 68 acres at Flowerfield, and vigorous pursuit of maximum value from the State of New York for the 245.5 acres of Flowerfield taken by eminent domain. The Company believes that its executive compensation arrangements align executives' incentives with the creation of shareholder value.

What the Company's Compensation Program is Designed to Reward

The Company's compensation program is designed to reward its executive officers for their contributions in implementing the Company's strategic plan, consisting of the following:

     o Redevelopment of the remaining 68 acre parcel not taken in condemnation by the State University of New York ("SUNY").

     o Investing the $26.3 million received by the Company as an advanced payment for the taking of approximately 246 acres by SUNY in REIT qualified short term liquid investments and in real estate assets consistent with the benefits of a tax efficient exchange under section 1033 of the Internal Revenue Code.

     o Prosecution of litigation with SUNY in the Court of Claims for just compensation for the property taken by eminent domain.

     o Monitoring the Company's limited partnership interest in Callery-Judge Grove, L.P. which owns a 3,500+ acre citrus grove in Florida which is the subject of a major development plan.

The Company's compensation program is also designed to reward its executive officers for increasing rental income and reducing costs of operation.

Role of the Compensation Committee

The Executive Compensation Committee (the "Compensation Committee") oversees and administers the Company's executive compensation programs and is therefore responsible for establishing guidelines for all compensation paid to executive officers. The Compensation Committee recognizes that a variety of events and circumstances might influence an individual's performance or that of the Company itself. As a result, the Compensation Committee carefully considers all relevant events and circumstances in making its compensation decisions in order to ensure that the appropriate relationship exists between executive compensation and corporate performance. The Compensation Committee consists entirely of non-employee directors and its members currently are Ronald J. Macklin (Chairman), Philip Palmedo and Nader G.M. Salour. No member of the Compensation Committee is or was formerly an officer or employee of the Company or any of its subsidiaries. The Compensation Committee is responsible for making recommendations to the Board with respect to executive compensation for executive officers, the Company's incentive compensation plan and any equity-based plans that are subject to Board approval. The Committee also negotiates the terms of all employment contracts with executive officers which include compensation arrangements designed to reward management for achieving certain performance goals and which are revisited on an as needed basis.

Compensation Components

The Company's executive compensation program consists of three key elements: base salary, discretionary bonus and incentive compensation upon a change-in-control. The executive officers have also received stock options under the Company's incentive stock option plan which expired in October 2003. All options authorized under the plan have been granted, and all such options have either expired or been exercised as of March 20, 2007. The Company is not currently evaluating or proposing the establishment of any new stock option or long-term incentive plans.

Base Salary

The Compensation Committee determines the base salary of each named executive officer based on his position and responsibility. In setting and adjusting base salary levels for each individual executive, the Compensation Committee considers factors such as the executive's scope of responsibility, the executive's performance, the performance of the Company, future potential and the executive's total compensation, both individually and relative to each other. In making salary decisions, the Compensation Committee exercises its best judgment using no specific weights for the previously discussed factors. The Compensation Committee historically has not considered benchmarks of comparable positions at other companies because it does not believe there are companies similarly situated with the Company that would provide meaningful comparisons. The Committee typically considers base salary levels annually as part of its review of performance and from time to time upon a promotion or other change in job responsibilities. Based primarily upon the Compensation Committee's recommendations, the Board approved as of January 1, 2006, base salary for the Company's two executive officers, Stephen Maroney and Peter Pitsiokos, in the amount of $220,000 (an increase of $10,500) and $160,790 (an increase of $8,290), respectively.

Discretionary Bonus

The cash bonus component of executive compensation reflects the Company's belief that a portion of overall compensation should be discretionary and linked to performance. Annual discretionary cash bonus awards are intended to reward achievement of stated corporate and personal performance goals and provide an incentive for prospective performance. Beginning in 2006, achievement of these performance goals is measured by progress made in advancing the components of the Company's strategic plan, namely conversion to a REIT, redeployment of the Company's assets in a tax efficient manner, implementation of the Company's redevelopment plans for the remaining 68 acres at Flowerfield and pursuit of maximum value from the State of New York for the 245.5 acres of Flowerfield taken by eminent domain. As of January 1, 2006, the Board approved, based primarily upon the recommendation of the Compensation Committee, cash bonuses of $11,000 and $8,290 for Mr. Maroney and Mr. Pitsiokos, respectively, which were paid on or prior to February 15, 2006.

Incentive Compensation Upon a Change-in-Control

The Company believes that providing severance in a change-in-control situation is beneficial to shareholders because it encourages management and the Board to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact the continued employment or board position of an executive or director, and to promote long term value maximization. The Company established an incentive compensation plan in 1999 for all full-time employees and members of the Board. The benefits of the incentive compensation plan are realized only upon a change-in-control of the Company. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change-in-control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Common Stock on the closing date, equivalent to 100,000 shares of Common Stock, such number of shares and "establishment date" price per share subject to adjustments to reflect changes in capitalization. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from 0.5% to 18.5%). Messrs Maroney and Pitsiokos are currently entitled to 18.5% and 13.5%, respectively, of any distribution under the incentive compensation plan with the balance being distributable to other eligible employees (11.5%) and members of the Board of Directors (56.5%). There are currently 110,000 units granted under the Incentive Plan, equal to 110,000 shares of common stock. A participant would also be entitled to a payment on the spread of their units in the event of death. The Compensation Committee has considered the application of Section 409A to the Incentive Program and expects to continue to evaluate the Incentive Plan to determine if any changes are required to the Plan by December 31, 2007 in order to comply with the provisions of Section 409A of the Internal Revenue Code.

In the event of death, the beneficiary of a participant in the incentive compensation plan is entitled to exercise a deceased participant's vested benefit. The decedent's benefit would be paid to the beneficiary, or if there is no beneficiary, to the personal representative of the decedent's estate. Upon death, payments can be made even without a change-in-control. Otherwise, upon a termination of employment, benefits are lost and disability or death would have no impact on vesting or payment under the incentive compensation plan.

Payments under the Incentive Plan can result in a deferral of compensation to the extent any employees or directors have been granted units at a discount, after October 4, 2004. However, no actual deferral of compensation is intended to exist under the Incentive Plan since immediate payment is required upon a Change in Control, whether or not any other adverse employment or other events occur.

Stock Option Plan

In 1993, the Company's shareholders adopted a Stock Incentive Plan (the "Stock Plan") under which participants could be granted incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock grants. The purpose of the Stock Plan was to promote the overall financial objectives of the Company and the shareholders by motivating those persons selected to participate in the Stock Plan to achieve growth in shareholder value and retain the association of those individuals who were perceived as important in achieving the growth of the Company. The Stock Plan expired in 2003. However, the executives continue to benefit from any appreciation of, and distributions with respect to, shares issued to them upon exercise of previously granted options which serves to strengthen their alignment with shareholder interests. There are no remaining shares or rights available for issuance under the Stock Plan. No options or stock grants were available for granting in 2006.

Severance and Change in Control Benefits

The executive officers are covered by employment agreements which specifically provide for a severance payment equivalent to three years salary and certain other benefits as outlined in the table below in the event of a change in control, termination by the Company without cause, or by the executive officer for good reason. Under the terms of each employment agreement, the executive officer's employment term is extended at the end of each day, to automatically add an additional day, so that the remaining three-year employment term is always outstanding. Nevertheless, the employment term terminates three years after delivery of written notice by either the Company or the executive officer to the other party.

The primary reasons for providing severance and change-in-control benefits for the executive officers are to retain the executives and their talents and to encourage them to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact continued employment. As a result of the enactment of Section 409A of the Internal Revenue Code, the Company may seek to modify the employment agreements so that they are in compliance.

Employment Agreements

The Company is a party to an Employment Agreement with each of Mr. Maroney and Mr. Pitsiokos. The Employment Agreements provide for an annual base salary and discretionary annual incentive cash bonuses and/or stock option awards which are no longer available. The Agreements provide for a severance benefit over a prescribed term in the event an executive is terminated, if their duties are materially changed, or in connection with a Change-In-Control. The Agreements also provide that no severance benefit is due in the event of a voluntary termination or a termination of employment for Cause. Mr. Pitsiokos would also have use of a Company car until the third anniversary following termination. The executives' employment term is extended at the end of each day, to automatically add an additional day, so that the remaining three-year employment term is always outstanding. The Employment Agreements may be terminated in the event of death or disability. An executive officer may terminate the Agreement at any time upon one years' prior written notice, or upon ten days prior notice if for Good Reason. Good Reason includes a material change in an executive's duties, relocation of the corporate headquarters outside 25 miles of its current location, and breach of any material term of the Agreement in the event of a Change-In-Control. The executive officer may also terminate employment upon 30 days written notice within three months following a Change-In-Control. Change-In-Control means the occurrence of any one of the following events: a change in the composition of the Board of Directors of the Company from its composition on the date the Agreement was executed such that more than one-third of the directors have changed; the sale or transfer of shares of the Company such that there is a change in the beneficial ownership by more than 30% of the voting shares of the Company; the sale of a substantial portion of the Company's assets; or the Board of Directors' approval of a liquidation or dissolution of the Company. In the event of a termination without Cause, for Good Reason, or upon a Change-In-Control, a three-year severance benefit is paid in a single lump sum payment. The Employment Agreements also provide for the following additional severance benefits:

     o The executive, spouse and dependents receive medical, hospitalization, dental, life insurance coverage in effect on the date of termination for 3 years under Company plans. If Company plans may not be continued, the Company must arrange to provide the parties with an economic equivalent of the benefits they would otherwise have been entitled to, provided further that such benefits terminate on the date or dates an executive become "eligible" to receive equivalent coverage.

     o    Any unreimbursed business expenses.

     o For 1 year, the Company shall provide the cost of office space and pay the salary of an administrative assistant, consistent with the office and administrative assistant provided prior to termination.

     o Any other rights, compensation and/or benefits under any other agreements, plans, etc.

     o Any accrued unpaid bonuses including a prorated amount which would be considered to have been earned if the executive had remained employed through the then current fiscal year.

Providing severance and Change in Control benefits for the executives is primarily designed to retain key management personnel. As a result of the enactment of Section 409A, the Company will look to modify the Employment Agreements so that they are in compliance with that statute.

Cash Severance and Change in Control Payments

Based upon existing conditions as of December 2006, the following table summarizes the estimated payments and benefits payable to each of the executive officers upon a termination of employment or Change in Control assuming the executive officers were terminated on December 31, 2006:

                  Cash Severance and Change in Control Payments

                                             Stephen Maroney   Peter Pitsiokos
                                             ---------------   ---------------
Severance payment                               $  660,000       $  482,370
Incentive compensation plan                        948,514          692,159
Health insurance                                    52,623           81,594
Life insurance                                       1,494            2,946
Auto/travel allowance                                3,180           61,541
Office space & admin. assistant                     55,500           55,500
                                                ----------       ----------

Total                                           $1,721,311       $1,376,110
                                                ==========       ==========

Nonqualified Deferred Compensation Benefits

The executive officers are not entitled to any deferred compensation benefits other than pursuant to the incentive compensation plan, which results in a deferral of certain compensation and benefits until a change-in-control or death occurs.

Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan. The Pension Plan is believed to provide a reasonable benefit for the executives and all other employees. The Plan is adequately funded and is believed to provide a reasonable retirement benefit for the executive group. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.

Perquisites and Other Compensation

During the fiscal year ended December 31, 2006, Mr. Pitsiokos received use of a company car. Both executives received company health insurance and other benefits. No significant perks are otherwise provided to the executives. The Company does not currently provide any short-term or long-term disability benefits. The Committee intends to maintain the existing executive benefits and perks. However, the Committee may, in its discretion, revise, amend or increase any executive perks as it deems appropriate.

Equity Ownership Guideline

The Company does not currently maintain any equity ownership guidelines for the executive officers or directors. However, the executive officers and directors as a group hold shares constituting 11.50% of the Company's outstanding shares.

(b)  Executive Compensation

During the eight months ended December 31, 2006 and fiscal years ended April 30, 2006, April 30, 2005, and April 30, 2004, two directors or officers received remuneration in excess of $100,000 in such capacity. The following table sets forth the total compensation paid or accrued by the Company for services rendered during the aforementioned periods to each of the Company's Chief Executive Officer and Chief Operating Officer:

                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Change in
                                                                                Non-equity    pension value
Name and principal                  Salary      Bonus      Stock     Option     incentive   and nonqualified    All other     Total
    position            Year         ($)         ($)       awards    awards        plan         deferred      compensation     ($)
                                                            ($)        ($)     compensation   compensation         ($)
                                                                                    ($)         earnings
                                                                                                   ($)

       (a)               (b)         (c)         (d)        (e)        (f)          (g)            (h)             (i)         (j)
------------------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney      2006(C)    148,077          0        0           0           0           74,327              0       222,404
President and CEO       2006       213,207     11,000        0           0           0           41,442         41,685 (A)   307,334
                        2005       209,500          0        0           0           0           66,938         29,688 (A)   306,126
                        2004       209,500          0        0     295,225(D)        0           84,800         49,628 (A)   639,153
------------------------------------------------------------------------------------------------------------------------------------
Peter Pitsiokos         2006(C)    108,224          0        0           0           0           48,322              0       156,546
COO and Secretary       2006       155,370      8,290        0           0           0           12,565              0       176,225
                        2005       152,500     10,000        0           0           0           47,632              0       210,132
                        2004       152,500          0        0     227,745(D)        0           80,798         70,188 (B)   531,231
------------------------------------------------------------------------------------------------------------------------------------

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

(C) Eight months ended December 31, 2006.

(D) Represents intrinsic value of 17,500 and 13,500 stock options at $16.87 per share for Messrs. Maroney and Pitsiokos, respectively.

During the eight months ended December 31, 2006, there were no Option/SAR Grants issued to any directors or officers.

                   OUTSTANDING EQUITY AWARDS AT 2006 YEAR-END

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2006:

-------------------------------------------------------------------------------------------------
                                 Number of           Number of       Option          Option
                                 securities         securities      exercise       expiration
                                 underlying         underlying        price           date
                                unexercised         unexercised        ($)
                                options (#)         options (#)
Name                            exercisable        unexercisable
-------------------------------------------------------------------------------------------------
Stephen V. Maroney                13,750                 -          $ 16.162        04/09/07
-------------------------------------------------------------------------------------------------
                                   3,300                 -            15.938        08/12/07
-------------------------------------------------------------------------------------------------
                                  17,055                 -            15.680        10/29/07
-------------------------------------------------------------------------------------------------
                                  17,500                 -            16.870        05/13/08
-------------------------------------------------------------------------------------------------

The following table sets forth information regarding pension benefits held by each of our named executive officers as of December 31, 2006:

                                           PENSION BENEFITS

-----------------------------------------------------------------------------------------------------
          Name               Plan Name     Number of Years       Present Value of   Payments During
                                         Credited Service (#)       Accumulated         Last FY
                                                                      Benefit             ($)
                                                                      ($)(A)

           (a)                  (b)               (c)                   (d)               (e)
-----------------------------------------------------------------------------------------------------
Stephen V. Maroney        Gyrodyne Company         7                  346,539              0
                          of America, Inc.
                            Pension Plan
-----------------------------------------------------------------------------------------------------
Peter Pitsiokos           Gyrodyne Company        13                  266,348              0
                          of America, Inc.
                            Pension Plan
-----------------------------------------------------------------------------------------------------

The following table sets forth information regarding pension benefits held by each of our named executive officers as of April 30, 2006:

                                           PENSION BENEFITS

-----------------------------------------------------------------------------------------------------
          Name               Plan Name     Number of Years       Present Value of   Payments During
                                         Credited Service (#)       Accumulated         Last FY
                                                                      Benefit             ($)
                                                                      ($)(A)

           (a)                  (b)               (c)                   (d)               (e)
-----------------------------------------------------------------------------------------------------
Stephen V. Maroney        Gyrodyne Company         6                  272,212              0
                          of America, Inc.
                            Pension Plan
-----------------------------------------------------------------------------------------------------------
Peter Pitsiokos           Gyrodyne Company        12                  218,026              0
                          of America, Inc.
                            Pension Plan
-----------------------------------------------------------------------------------------------------------

(A) The amounts presented in this column reflect the present value of each named executive officer's accumulated benefits under the Plan. See pages F-16 to F-18 of our Annual Report on Form 10-K for the eight months ended December 31, 2006 for a description of the valuation method and material assumptions applied in quantifying the actuarial present value of the accrued benefits under the Pension Plan.

(c) Compensation of Directors

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

The following table shows the compensation earned by each of our non-officer directors for the eight months ended December 31, 2006:

----------------------------------------------------------------------------------------------------------------
        Name              Fees Earned    Stock     Option     Non-Equity      Change in    All Other     Total
                           or Paid in    Awards    Awards   Incentive Plan    Value and   Compensation     ($)
                              Cash        ($)        ($)     Compensation   Nonqualified      ($)
                               ($)                                ($)         Deferred
                                                                            Compensation
                                                                              Earnings

         (a)                   (b)        (c)        (d)          (e)           (f)           (g)          (h)
------------------------------------------------------------------------------------------------------------------
A   Paul L. Lamb             32,000        0          0            0             0              0        32,000
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
B   Robert H. Beyer          17,500        0          0            0             0              0        17,500
------------------------------------------------------------------------------------------------------------------
C   Philip F. Palmedo        16,500        0          0            0             0              0        16,500
------------------------------------------------------------------------------------------------------------------
D   Elliot H. Levine         16,500        0          0            0             0              0        16,500
------------------------------------------------------------------------------------------------------------------
E   Richard B. Smith         20,500        0          0            0             0              0        20,500
------------------------------------------------------------------------------------------------------------------
F   Ronald J. Macklin        20,000        0          0            0             0              0        20,000
------------------------------------------------------------------------------------------------------------------
G   Nader G.M. Salour         7,000        0          0            0             0              0          7,000
------------------------------------------------------------------------------------------------------------------

The following table shows the compensation earned by each of our non-officer directors for the twelve months ended April 30, 2006:

----------------------------------------------------------------------------------------------------------------
        Name              Fees Earned    Stock     Option     Non-Equity      Change in    All Other     Total
                           or Paid in    Awards    Awards   Incentive Plan    Value and   Compensation     ($)
                              Cash        ($)        ($)     Compensation   Nonqualified      ($)
                               ($)                                ($)         Deferred
                                                                            Compensation
                                                                              Earnings

         (a)                   (b)        (c)        (d)          (e)           (f)           (g)          (h)
------------------------------------------------------------------------------------------------------------------
A   Paul L. Lamb             48,500        0          0            0             0           41,685(A)   90,185
------------------------------------------------------------------------------------------------------------------
B   Robert H. Beyer          24,500        0          0            0             0           41,685(A)   66,185
------------------------------------------------------------------------------------------------------------------
C   Philip F. Palmedo        25,000        0          0            0             0           41,685(A)   66,685
------------------------------------------------------------------------------------------------------------------
D   Elliot H. Levine         27,500        0          0            0             0               0       27,500
------------------------------------------------------------------------------------------------------------------
E   Richard B. Smith         25,500        0          0            0             0               0       25,500
------------------------------------------------------------------------------------------------------------------
F   Ronald J. Macklin        28,000        0          0            0             0               0       28,000
------------------------------------------------------------------------------------------------------------------
G   Nader G.M. Salour           0          0          0            0             0               0          0
------------------------------------------------------------------------------------------------------------------

(A) In FY 06, the above named directors exercised 1,375 director options with a value of $41,685.

(d)  Compensation Committee Interlocks and Insider Participation

The Committee's members are currently Mr. Macklin (Chairman), Mr. Palmedo and Mr. Salour. No member of the Committee is or was formerly an officer or employee of the Company or any of its subsidiaries. No member of the Committee had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

(e)  Report of the Compensation Committee

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis section of this Transition Report on Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Transition Report on Form 10-K/A.

Members of the Compensation Committee
Ronald J. Macklin, Chairman
Philip F. Palmedo
Nader G.M. Salour

The forgoing report of the Compensation Committee shall not be deemed to be filed with the SEC or to be incorporated by reference into any of the Company's previous or future filings with the SEC, except as otherwise explicitly specified by the Company in any such filing.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table sets forth certain information as of April 10, 2007 regarding the beneficial ownership of the Company's common shares by (i) each person who the Company believes to be beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of the Company's present executive officers and directors as a group.

                                                                              Amount and         Percent of
                                                                               Nature of          Class (9)
                                      Name and Address                        Beneficial
                                    Of Beneficial Owner                        Ownership

Common Stock $1 Par Value        More Than 5% Shareholders
--------------------------------------------------------------------------------------------------------------
                                Bulldog Investors/Goldstein/Dakos              214,581(1)          16.64
                                60 Heritage Drive
                                Pleasantville, NY 10570

                                Gerard Scollan                                  91,095(2)           7.06
                                80 Browns River Road
                                Sayville, NY 11782

                                River Road Asset Management, LLC                79,497(3)           6.16
                                462 South Fourth Street, Suite 1600
                                Louisville, KY 40207

                                Directors and Executive Officers
--------------------------------------------------------------------------------------------------------------
                                Stephen V. Maroney                              81,087(4)           6.29
                                c/o Gyrodyne Company of America, Inc.
                                1 Flowerfield, Suite 24
                                St. James, NY 11780

                                Peter Pitsiokos                                 16,175(5)           1.25
                                c/o Gyrodyne Company of America, Inc.
                                1 Flowerfield, Suite 24
                                St. James, NY 11780

                                Paul L. Lamb                                    23,364(6)           1.81
                                c/o Lamb & Barnosky, LLP
                                534 Broadhollow Road
                                Melville, NY 11747

                                Robert H. Beyer                                 13,802(7)           1.07
                                10505 Indigo Lane
                                Fairfax, Virginia 22032

                                Philip F. Palmedo                               12,749              (8)
                                4 Piper Lane
                                St. James, NY 11780

                                Richard B. Smith                                 1,000              (8)
                                111 Boney Lane
                                Nissequogue, NY 11780

                                Ronald J. Macklin                                  200              (8)
                                c/o Keyspan
                                175 E. Old Country Road
                                Hicksville, NY 11801

                                Elliot H. Levine                                     0              (8)
                                c/o Levine & Seltzer, LLP
                                150 East 52nd Street
                                New York, NY 10022

                                Nader G.M. Salour                                    0              (8)
                                c/o Cypress Realty of Florida, LLC
                                1200 University Boulevard, Suite 210
                                Jupiter, FL 33458

                                All executive officers and                     148,377             11.50
                                directors as a group (9 persons)

(1) On April 2, 2007, Bulldog Investors, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13D/A with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 214,581 shares of Gyrodyne stock. Power to dispose and vote securities resides either with Mr. Goldstein, Mr. Dakos or with clients. Three thousand shares previously reported were in accounts that are no longer managed by the reporting persons.

(2) Includes 88,840 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder.

(3) On February 9, 2007, River Road Asset Management, LLC filed a Schedule 13G with the Securities and Exchange Commission stating that it is the beneficial owner, with sole power to dispose or to direct the disposition of 79,497 shares of Gyrodyne stock and the sole power to vote or direct the vote of 53,572 shares.

(4) On March 29, 2007, Stephen V. Maroney filed a Schedule 13D with the Securities and Exchange Commission stating that he and his spouse jointly and beneficially own and have shared power to vote and to dispose of 81,087 shares of Gyrodyne stock.

(5) Does not include his wife's and minor children's ownership of 1,089 shares in which he denies any beneficial interest.

(6) Includes 13,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 500 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan.

(7) Does not include his wife's ownership of 1,301 shares in which he denies any beneficial interest.

(8) Less than 1%.

(9) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,289,878 as of April 10, 2007.

Item 13 Certain Relationships and Related Transactions, and Director
Independence

Certain Relationships and Related Transactions

The Company had a mortgage receivable in the original amount of $1,800,000 due from Sco Properties, Inc. which was paid in full in August, 2005. Mr. Scollan, president of Sco Properties, Inc., is considered a principal shareholder of the Company because he has beneficial ownership of 7.06% of the Company shares. The terms of the mortgage are described in greater detail in Note 4 of the consolidated financial statements. The Company believes that the terms of the mortgage were no less favorable to the Company than could have been obtained from an unaffiliated third party. The Company received $15,459 in interest during fiscal year ended April 30, 2006 and $86,361 in the prior fiscal year. Interest payments received in fiscal year ended April 30, 2006 were lower than in fiscal 2005 as the result of the prepayment of the remainder of the principal.

The Company had engaged the firm of Lamb & Barnosky, LLP as primary outside legal counsel until December 31, 2004. Director Lamb is a partner in the firm to which Gyrodyne incurred legal fees of $3,193, $7,309, $109,550 and $228,962 for the eight months ended December 31, 2006 and the years ended April 30, 2006, 2005 and 2004, respectively. As of January 1, 2005 the aforementioned law firm is no longer primary outside legal counsel.

No loans were made to any officer, director, or any member of their immediate families during the eight months ended December 31, 2006, nor were any loan amounts due and owing the Company or its subsidiaries from those parties at December 31, 2006.

The Company has a policy that comprises of certain relationships and related transactions that is set forth in the Company's Code of Business Conduct and Ethics ("Code of Ethics"). When a conflict of interest arises, an officer, director or employee has a duty to place the Company's interests ahead of his or her own personal interests. It is essential that in those instances where a Company decision or practice may appear to have been made to advance a personal interest, that the decision be made or approved by the independent and "disinterested" officers or directors of the Company. Thus, in those instances where an employee faces a potential conflict of interest the employee should report the potential conflict of interest to the Compliance Officer for his or her review. Any action or transaction in which the personal interests of an officer or a director of the Company may be in conflict with those of the Company must be promptly reported to the chairperson of the Audit Committee of the Board of Directors (the "Committee"). The Committee shall have the right to determine in advance that any such action or transaction does not constitute a conflict of interest in violation of this Code of Ethics.

Director Independence

As required under applicable Nasdaq Marketplace Rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. The Company's Board of Directors consults with counsel to ensure that the Board of Directors' determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent Nasdaq Marketplace Rules, as in effect from time to time.

The Board of Directors has three standing committees: an Audit Committee, an Executive Compensation Committee and a Nominating Committee. The Board of Directors has determined that each current member of each committee meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent Nasdaq Marketplace Rules, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Consistent with these considerations, after review of all relevant transactions and relationships between each director or any of his family members, and our senior management, our independent registered public accounting firm and us, the Board of Directors affirmatively has determined that all of the directors are independent directors within the meaning of the applicable Nasdaq Marketplace Rules, except for Stephen V. Maroney, our Chief Executive Officer. As required under applicable Nasdaq Marketplace Rules, in 2006 our independent directors met in regularly scheduled executive sessions at which only independent directors were present.

Item 14 Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent auditors, for professional services rendered for the eight months ended December 31, 2006 and the fiscal years ended April 30, 2006, 2005 and 2004:

                            Eight Months
                               Ended
                            December 31,      Fiscal Years Ended April 30,
      Fee Category              2006         2006         2005         2004
-------------------------    ----------   ----------   ----------   ----------
Audit Fees (1)               $   69,000   $   51,600   $   43,100   $   40,000
Audit-Related Fees (2)            9,217        3,500       17,444        8,800
Tax Fees (3)                     25,346       29,000       22,900       13,100
All Other Fees (4)                    -            -            -            -
                             ----------   ----------   ----------   ----------
Total Fees                   $  103,563   $   84,100   $   83,444   $   61,900
                             ==========   ==========   ==========   ==========

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the eight months ended December 31, 2006 and the fiscal years ended April 30, 2006, 2005 and 2004, respectively.

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

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules

(b) Exhibits: The exhibit filed as part of this report is listed below and this list is intended to comprise the exhibit index:

     31.1*    Rule 13a-14(a)/15d-14(a) Certification

* Filed as part of this Amended Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GYRODYNE COMPANY OF AMERICA, INC.

      /S/ Stephen V. Maroney
      ------------------------------------------------------------------------
      Stephen V. Maroney, President, Treasurer and Principal Executive Officer
      Date: April 27, 2007

      /S/ Frank D'Alessandro
      ------------------------------------------------------------------------
      Frank D'Alessandro, Controller
      Date: April 27, 2007

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /S/ Richard B. Smith
      ------------------------------------------------------------------------
      Richard B. Smith, Director
      Date: April 27, 2007

      /S/ Elliot H. Levine
      ------------------------------------------------------------------------
      Elliot H. Levine, Director
      Date: April 27, 2007

      /S/ Ronald J. Macklin
      ------------------------------------------------------------------------
      Ronald J. Macklin, Director
      Date: April 27, 2007

      /S/ Stephen V. Maroney
      ------------------------------------------------------------------------
      Stephen V. Maroney, Director
      Date: April 27, 2007

      /S/ Paul L. Lamb
      ------------------------------------------------------------------------
      Paul L. Lamb, Director
      Date: April 27, 2007