Form 10-Q
period 2007-03-31
GYRODYNE CO OF AMERICA INC
filed 2007-05-14
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  MARCH 31, 2007
                                                  --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer __ Accelerated Filer __ Non-accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

             1,289,878 SHARES, $1.00 PAR VALUE, AS OF APRIL 30, 2007


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                          QUARTER ENDED MARCH 31, 2007


                                                                       Seq. Page

Form 10-Q Cover                                                               1

Index to Form 10-Q                                                            2

Part I Financial Information                                                  3

Item I Financial Statements                                                   3

Consolidated Balance Sheet (unaudited)                                        3

Consolidated Statements of Operations (unaudited)                             4

Consolidated Statements of Cash Flows (unaudited)                             5

Footnotes to Consolidated Financial Statements                                6

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           8

Item 3 Quantitative and Qualitative Disclosures About Market Risk            12

Item 4 Controls and Procedures                                               12

Part II - Other Information                                                  12

Item 1 Legal Proceedings                                                     12

Item 6 Exhibits                                                              13

Signatures                                                                   13

Exhibits:
---------

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                  Seq. Page 2

Part I Financial Information
Item I Financial Statements
                                 GYRODYNE COMPANY OF AMERICA, INC.
                                          AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

ASSETS                                                                   March 31,    December 31,
------                                                                     2007           2006
                                                                       (Unaudited)
                                                                      ------------    ------------
REAL ESTATE
  Rental property:
   Land                                                               $      3,017    $      3,017
   Building and improvements                                             3,259,291       3,140,332
   Machinery and equipment                                                 179,335         179,335
                                                                      ------------    ------------
                                                                         3,441,643       3,322,684
  Less accumulated depreciation                                          2,516,124       2,500,907
                                                                      ------------    ------------
                                                                           925,519         821,777
                                                                      ------------    ------------
  Land held for development:
   Land                                                                    558,466         558,466
   Land development costs                                                  453,275         321,514
                                                                      ------------    ------------
                                                                         1,011,741         879,980
                                                                      ------------    ------------
      Total real estate, net                                             1,937,260       1,701,757

Cash and Cash Equivalents                                                6,660,011       2,951,287
Investment In Marketable Securities                                     17,337,724      23,797,515
Deposit On Property                                                        504,000         504,000
Rent Receivable, net of allowance for doubtful accounts
  of $41,000 and $46,000, respectively                                      84,873         106,959
Interest Receivable                                                        448,923         468,679
Prepaid Expenses And Other Assets                                          212,756         337,045
Prepaid Pension Costs                                                    1,091,157       1,080,473
                                                                      ------------    ------------

     Total Assets                                                     $ 28,276,704    $ 30,947,715
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable                                                    $    217,433    $    687,384
  Accrued liabilities                                                      149,027       2,174,460
  Cash distribution payable                                              5,160,157               -
  Tenant security deposits payable                                         171,975         159,785
  Deferred income taxes                                                  8,135,000       8,135,000
                                                                      ------------    ------------
      Total Liabilities                                                 13,833,592      11,156,629
                                                                      ------------    ------------

Commitments And Contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued                                              1,531,086       1,531,086
  Additional paid-in capital                                             7,978,395       8,205,134
  Accumulated Other Comprehensive Income:
    Unrealized Gain from Marketable Securities                             201,603         280,042
  Balance of undistributed income other than gain or loss on
    sales of properties                                                  6,269,725      11,615,310
                                                                      ------------    ------------
                                                                        15,980,809      21,631,572
  Less cost of shares of common stock held in treasury; 241,208 and
    293,867 shares, respectively
                                                                        (1,537,697)     (1,840,486)
                                                                      ------------    ------------
      Total Stockholders' Equity                                        14,443,112      19,791,086
                                                                      ------------    ------------

Total Liabilities and Stockholders' Equity                            $ 28,276,704    $ 30,947,715
                                                                      ============    ============

                           See notes to consolidated financial statements

                                            Seq. Page 3

                           GYRODYNE COMPANY OF AMERICA, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                              2007            2006
                                                          ------------    ------------
Revenues
     Rental Income                                        $    286,859    $    311,536
     Interest Income                                           382,634         558,025
                                                          ------------    ------------
                                                               669,493         869,561
                                                          ------------    ------------
Expenses
     Rental expenses                                           200,258         213,974
     General and administrative expenses                       665,251         721,914
     Depreciation                                               15,217          15,774
                                                          ------------    ------------
                                                               880,726         951,662
                                                          ------------    ------------

Loss from Operations Before Benefit for Income Taxes          (211,233)        (82,101)
Benefit for Income Taxes                                       (25,805)        (32,841)
                                                          ------------    ------------
Net Loss                                                  $   (185,428)   $    (49,260)
                                                          ============    ============

Net Loss Per Common Share:
     Basic                                                $      (0.15)   $      (0.04)
                                                          ============    ============
     Diluted                                              $      (0.15)   $      (0.04)
                                                          ============    ============

Weighted Average Number Of Common
     Shares Outstanding:
       Basic                                                 1,249,276       1,237,147
                                                          ============    ============
       Diluted                                               1,249,276       1,237,147
                                                          ============    ============


                     See notes to consolidated financial statements


                                      Seq. Page 4

                                     GYRODYNE COMPANY OF AMERICA, INC.
                                             AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                  2007            2006
                                                                              ------------    ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $   (185,428)   $    (49,260)
                                                                              ------------    ------------
      Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
          Depreciation and amortization                                             17,851          26,689
          Bad debt expense                                                           6,000           6,000
          Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Land development costs                                                (131,761)              -
            Accounts receivable                                                     16,086          24,220
            Interest receivable                                                     19,756        (538,556)
            Condemnation receivable                                                      -      26,315,000
            Prepaid expenses and other assets                                      121,655         (48,498)
            Prepaid pension costs                                                  (10,684)         29,007

       (Decrease) increase in liabilities:
            Accounts payable                                                      (469,950)         37,884
            Accrued liabilities                                                 (2,025,434)        (29,034)
            Income taxes payable                                                         -         126,808
            Deferred income taxes                                                        -        (238,549)
            Tenant security deposits                                                12,190         (44,176)
                                                                              ------------    ------------
          Total adjustments                                                     (2,444,291)     25,666,795
                                                                              ------------    ------------
      Net cash (used in) provided by operating activities                       (2,629,719)     25,617,535
                                                                              ------------    ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs associated with property, plant and equipment                         (118,959)        (61,333)
      Proceeds from purchase of marketable securities                                    -     (26,323,990)
      Proceeds from sale of marketable securities                                3,462,037               -
      Principal repayments on investment in marketable securities                2,919,315               -
                                                                              ------------    ------------
      Net cash provided by (used in) investment activities                       6,262,393     (26,385,323)
                                                                              ------------    ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                       76,050          74,052
                                                                              ------------    ------------
          Net cash provided by financing activities                                 76,050          74,052
                                                                              ------------    ------------

    Net increase (decrease) in cash and cash equivalents                         3,708,724        (693,736)
    Cash and cash equivalents at beginning of period                             2,951,287       1,626,052
                                                                              ------------    ------------

    Cash and cash equivalents at end of period                                $  6,660,011    $    932,316
                                                                              ============    ============

Supplemental cash flow information:
Noncash Investing and Financing Activities:
Declared but unpaid cash distributions                                        $  5,160,157    $          -
                                                                              ============    ============

                              See notes to consolidated financial statements

                                               Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended March 31, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Transition Report on Form 10-K for the eight months ended December 31, 2006.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2. Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3. Investment in Marketable Securities

The Company's marketable securities consist of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of agency hybrid mortgage backed securities on deposit with a major financial institution.

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

The following is a reconciliation of the weighted average shares:

                                               Three months ended
                                                   March 31,
                                               2007         2006
                                            ----------   ----------
     Basic                                   1,249,276    1,237,147
     Effect of dilutive securities                   -            -
                                            ----------   ----------
     Diluted                                 1,249,276    1,237,147
                                            ==========   ==========

5. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Revolving Credit Note:

The Company's line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate ( 8.25 % at March 31, 2007) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of March 31, 2007 and December 31, 2006, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.


                                  Seq. Page 6

7. Stock Options:

The Company's results for the three month period ended March 31, 2007 include share-based compensation expense totaling $0.

The following table represents the Company's stock options granted, exercised and forfeited during the three months of fiscal 2007.

                                                  Weighted     Weighted
                                                   Average      Average
                                                  Exercise     Remaining    Aggregate
                                      Number        price     Contractual   Intrinsic
       Stock Options                of Shares     per Share      Term         Value
                                   ----------    ----------   ----------   ----------
Outstanding at January 1, 2007         67,105    $    16.42            -            -
Granted                                     -             -            -            -
Exercised                             (67,105)   $    16.42            -            -
Forfeited/expired                           -             -            -            -
Outstanding at March 31, 2007               -    $        -            -            -
                                   ==========    ==========   ==========   ==========

Vested and Exercisable at
    March 31, 2007                          -    $        -            -            -
                                   ==========    ==========   ==========   ==========

8. Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three months ended March 31, 2007 and 2006:

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                       2007        2006
                                                     --------    --------
Pension Benefits
Service Cost                                         $ 30,348    $ 21,624
Interest Cost                                          33,027      21,350
Expected Return on Plan Assets                        (74,589)    (39,775)
Amortization of Prior-Service Cost                          -      10,057
                                                     --------    --------

Net Periodic Benefit Cost After Curtailments
 and Settlements                                     $(11,214)   $ 13,256
                                                     ========    ========

During the three months ended March 31, 2007 and 2006, the Company did not make a contribution to the plan. The Company has no minimum required contribution for the December 31, 2007 plan year.

9. Commitments and Contingencies

Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

Twelve Months Ending March 31,                                     Amount
-----------------------------------------------------------------------------

2008                                                              $   740,000
2009                                                                  276,000
2010                                                                  108,000
2011                                                                   27,000
2012                                                                        -
Thereafter                                                                  -
                                                              ---------------
                                                                  $ 1,151,000
                                                              ===============

Employment agreements - The Company has employment contracts with two officers that provide for annual salaries aggregating approximately $381,000 and a severance payment equivalent to three years salary and other benefits in the event of a change in control, termination by the Company without cause or termination by the officer for good reason.


                                  Seq. Page 7

Land development contract - On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to abandoning its claim for 10% of all proceeds related to the condemnation and any sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation against the State University of New York at Stony Brook. See Part II, Item 1, Legal Proceedings. The agreement also includes consideration for previously provided services. The Company paid Landmark $2,000,000, of which $500,000 was accrued by the Company during its year ended April 30, 2006. In addition, the Company retained Landmark and will pay it $1,000,000 over the next thirty-six months, commencing on March 1, 2007, for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation in the eminent domain litigation. As a result of the initial payment due of $2,000,000, the Company accrued $1,500,000 as additional condemnation expense for the eight months ended December 31, 2006. The Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

Purchase agreement - On October 12, 2006, the Company entered into a Contract of Sale (the "Contract"), which was amended in January 2007, by and between the Company and Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (collectively, the "Seller") to acquire land and buildings comprising, in significant part, a medical office complex known as Port Jefferson Professional Park in Port Jefferson Station, New York. The Contract relates specifically to ten office buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway, which are situated on 5.16 acres with approximately 40,000 square feet of rentable space (the "Property") with a current occupancy rate of 97%. The purchase price per square foot is $221.25 and the aggregate monthly rent flow from the property is currently $73,941.50. Other than with respect to the Contract itself, there is no material relationship between the Company and the Seller.

The purchase price for the Property is $8.85 million, $500,000 of which was paid as a refundable deposit upon the signing of the Contract, and the remainder, subject to any adjustments, is required to be paid at closing. Under the Contract, the Company has the right to elect either to pay all cash at closing or apply to assume the terms of an existing mortgage loan due February 1, 2022 at a current interest rate of 5.75%. The Company has applied for and has been approved to assume the mortgage if it so desires. The bank required an additional deposit of $4,000 relating to the assumption of the existing mortgage. Upon acquisition, the Company intends to continue to operate the office space pursuant to existing leases. It is anticipated that the transaction will close in May 2007. The contract was amended in January 2007 to provide that the seller will be responsible for the cost of remediating the contaminated on-site sanitary waste disposal systems and stormwater drywells, which was discovered by the Company during the due diligence examination.

10. Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board ("FASB") issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not believe this pronouncement will have a material effect on its financial statements.

11. Special Distributions:

On March 13, 2007 the Board of Directors declared a special distribution in the amount of $4.00 per share payable on April 9, 2007 for all shareholders of record on March 26, 2007. This special distribution was paid from the advance payment funds received as a result of the condemnation.

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


                                  Seq. Page 8

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


                                  Seq. Page 9

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007
              AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

The Company is reporting a loss of $185,428 for the three month period ending March 31, 2007 compared to a loss of $49,260 for the same period during the prior year. Current year results include an income tax benefit of $25,805 which represents a refund associated with the fiscal year ending April 30, 2006 while the prior year results include a tax benefit of $32,841. The diluted per share loss for the current period amounted to $(0.15) compared to $(0.04) for the prior year.

Revenues declined by $200,068, amounting to $669,493 for the current reporting period compared to $869,561 for the same three months of last year. The major contributing factor was a $175,391 decrease in interest income brought about by the fact that the previous year included $538,556 in interest pertaining to the $26.3 million Advance Payment on the condemnation of Flowerfield acreage. That variance was somewhat mitigated by an increase in interest income from the investment of the Advance Payment in marketable securities and interest bearing deposits of $344,626 and $19,502, respectively.

Additionally, rental income declined by $24,677 due to the fact that delinquent payments from one tenant totaling $57,380 were not accrued for the entire three month period. That tenant has subsequently surrendered the premises associated with their lease agreement and the Company is pursuing legal remedies to secure payment of all past due obligations. Partially offsetting this decrease was an overall increase in other rental revenues totaling $32,703.

Expenses declined by $70,936, amounting to $880,726 for the three months ending March 31, 2007 compared to $951,662 for the same period last year. Rental expenses declined by $13,716 while general and administrative expenses decreased by $56,663 for the reporting period. Depreciation expense was relatively unchanged, totaling $15,217.

Rental expenses totaled $200,258 for the current quarter compared to $213,974 during the prior year. Major contributing factors included a decrease of $40,879 in real estate taxes resulting from the fact that certain of our property taxes are being capitalized in conjunction with the Company's development plan for the remaining Flowerfield acreage and an increase of $25,211 in maintenance and repair costs.

General and administrative expenses, which totaled $665,251 and $721,914 for the first quarter of the current year and the same period last year, respectively, were affected by several factors. Although total expenses in this category decreased from the prior year, the Company did experience increased consulting fees associated with the conversion of its accounting system and regulatory reporting requirements totaling $32,652; $81,109 in legal, consulting and accounting fees; $22,606 in corporate governance expense; and $10,472 in Directors fees. General and administrative expenses that declined from the prior year included $22,898 in salaries and benefits; $13,921 in rental costs; $58,943 in condemnation expense; and $39,691 in pension costs. The prior year also included $68,235 in costs associated with the Company's strategic plan for which there were none in the current period.

As a result, the Company is reporting a loss from operations of $211,233 compared to a loss of $82,101 to the first quarter of the prior year. As noted above, certain tax benefits totaling $25,805 and $32,841 for the first quarter of 2007 and 2006, respectively, reduced the losses to $185,428 and $49,260, respectively.

FUNDS FROM OPERATIONS

The Company defines Funds from Operations ("FFO"), a non-GAAP measure, consistent with the National Association of Real Estate Investment Trusts definition, as net income available to common shareholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and
(ii) extraordinary items.

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


                                  Seq. Page 10

FFO is calculated as follows:

                        Three Months Ended March 31, 2007

     Net Loss                                                 $  (185,428)
     Depreciation                                                   6,855
     Funds from operations                                       (178,573)
                                                              ===========
     Funds from operations per share - diluted                $     (0.14)
                                                              ===========
     Weighted average common shares outstanding - diluted       1,249,276
                                                              ===========

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was $(2,629,719) and $25,617,535 during the three months ended March 31, 2007 and 2006, respectively. The cash (used in) operating activities in the current period was primarily related to the payment of $2,000,000 to Landmark in connection with an agreement to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. The cash provided by operating activities in the prior period consists of the receipt of $26,315,000 from the State of New York on the condemnation advance payment.

Net cash provided by (used in) investing activities were $6,262,393 and $(26,385,323) during the three months ended March 31, 2007 and 2006, respectively. The cash provided by investing activities in the current period was primarily related to the sale and principal repayments of marketable securities for $3,462,037 and $2,919,315, respectively. The principal use of cash in the prior period was related to the purchase of marketable securities of $26,323,990.

Net cash provided by financing activities was $76,050 and $74,052 during the three months ended March 31, 2007 and 2006, respectively. The net cash provided during both periods was the result of proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 9.25% at March 31, 2007. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of March 31, 2007, the Company had cash and cash equivalents of $6,660,011 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $19,529,132 at March 31, 2007. Net prepaid expenses and other assets shown in the accompanying chart does not include $20,563 and $32,714 of furniture and fixtures, net, and loan origination fees, net, for the three months ended March 31, 2007 and 2006, respectively.

                                                     March 31,
                                                     ---------
                                                 2007           2006
                                             ------------   ------------

Current assets:
  Cash and cash equivalents                  $  6,660,011   $    932,316
  Investment in marketable securities          17,337,724     26,323,301
  Deposit on property                             504,000              -
  Rent receivable, net                             84,873         81,863
  Interest receivable                             448,923        921,385
  Net prepaid expenses and other assets           192,193        116,650
                                             ------------   ------------
      Total current assets                     25,227,724     28,375,515
                                             ------------   ------------

Current liabilities:
  Accounts payable                                217,433        170,736
  Accrue liabilities                              149,027        651,263
  Cash distribution payable                     5,160,157              -
  Tenant security deposits payable                171,975        167,963
  Income taxes payable                                  -        126,808
                                             ------------   ------------
      Total current liabilities                 5,698,592      1,116,770
                                             ------------   ------------

Working capital                              $ 19,529,132   $ 27,258,745
                                             ============   ============


                                  Seq. Page 11

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP (the "Grove") is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The land is currently the subject of a change of zone application for a mixed use of residential, commercial and industrial development. We have no current forecast as to the likelihood of, or the timing required to achieve these entitlements that might impact the Grove's value.

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Transition Report on Form 10-K for the eight months ended December 31, 2006.

Item 4 CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

Item 1 Legal Proceedings

Gyrodyne Company of America, Inc. v. The State University of New York at Stony
------------------------------------------------------------------------------
Brook
-----

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in approximately 245.5 acres of the Company's property known as Flowerfield (the "Property") pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the Property. Under the EDPL, both the advance payment and any additional award from the Court of Claims generally bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment.

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


                                  Seq. Page 12

Faith Enterprises D.C. LLC v. Gyrodyne Company of America, Inc.
----------------------------------------------------------------

Faith Enterprises, an operator of a child care center as a franchisee of Kiddie Academy, leased a suite of offices from the Company under a 15-year lease which commenced in March 2005 with a five-year option. Beginning approximately July 2005 and continuing to the present, Faith Enterprises failed to pay the full monthly rent due under the lease and remain current with their obligations. The Company served Faith Enterprises with a series of default notices. The franchisor was also notified of the default but has not chosen to terminate the franchise agreement nor pay the rent deficiency on behalf of the franchisee. In February 2007, the Company served Faith Enterprises with a 10-day notice of default. Faith Enterprises then commenced this action in New York State Supreme Court for Suffolk County seeking damages for breach of contract, fraudulent inducement and tortuous interference with business, claiming that the Company's issuance of press releases in December 2006 and January 2007 about its submission of an application to the Town of Smithtown to rezone its property caused Faith Enterprises financial damages in lost clientele. Faith Enterprises is seeking $7 million in damages on each of the three claims and is requesting that it not pay rent during the pendency of the proceeding. Faith Enterprises also filed an application for a Yellowstone injunction and a preliminary injunction to forestall the Company from proceeding with the non-payment eviction proceeding. The Company opposed that application and, in an order dated February 21, 2007, the Court denied Faith Enterprises' request in its entirety.

The Company also served and filed a motion to dismiss the entire case. That motion is currently returnable on June 27, 2007. Faith served an amended complaint. By agreement with Plaintiff's counsel, Gyrodyne will be filing an amended motion to dismiss the amended complaint, making it returnable on June 27, 2007. Gyrodyne's amended motion papers are due to be served by May 21, 2007. Faith will then have until June 18th to serve its opposition papers. Gyrodyne's reply papers are due June 26th. The Company also commenced a proceeding in the District Court seeking to evict Faith Enterprises for non-payment of rent. That proceeding was commenced in March 2007, upon the Supreme Court's decision denying Faith Enterprises' request for injunctive relief. Faith agreed to an order in the District Court to vacate the premises and for a judgment for past due rent. Faith vacated the premises on April 6, 2007.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Items 2 through 5 are not applicable to the three months ended March 31, 2007.


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

                        GYRODYNE COMPANY OF AMERICA, INC.


   Date: May 14, 2007                  /S/ Stephen V. Maroney
                                       ----------------------
                                       Stephen V. Maroney
                                       President, Chief Executive Officer
                                       and Treasurer

   Date: May 14, 2007                  /S/ Frank D'Alessandro
                                       ----------------------
                                       Frank D'Alessandro
                                       Controller


                                  Seq. Page 13