Form 10-Q
period 2007-06-30
GYRODYNE CO OF AMERICA INC
filed 2007-08-09
CIK 44689

US Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2007
                                                 -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                          Commission file number 0-1684

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                        11-1688021
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

             1,289,878 SHARES, $1.00 PAR VALUE, AS OF JULY 31, 2007


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                           QUARTER ENDED JUNE 30, 2007


                                                                       Seq. Page
                                                                       ---------

Form 10-Q Cover                                                             1

Index to Form 10-Q                                                          2

Part I Financial Information                                                3

Item 1 Financial Statements                                                 3

Consolidated Balance Sheet (unaudited)                                      3

Consolidated Statements of Operations (unaudited)                           4

Consolidated Statements of Cash Flows (unaudited)                           5

Footnotes to Consolidated Financial Statements                              6

Item 2 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                  9

Item 3 Quantitative and Qualitative Disclosures About Market Risk          13

Item 4T Controls and Procedures                                            13

Part II - Other Information                                                14

Item 1 Legal Proceedings                                                   14

Item 6 Exhibits                                                            15

Signatures                                                                 15

Exhibits:

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                  Seq. Page 2

Part I Financial Information
Item 1 Financial Statements

                               GYRODYNE COMPANY OF AMERICA, INC.
                                       AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET

ASSETS                                                            June 30,       December 31,
------                                                              2007             2006
                                                                 (Unaudited)
                                                                ------------     ------------
REAL ESTATE:
 Rental property:
   Land                                                         $  2,303,017     $      3,017
   Building and improvements                                      10,000,536        3,140,332
   Machinery and equipment                                           179,335          179,335
                                                                ------------     ------------
                                                                  12,482,888        3,322,684
 Less accumulated depreciation                                     2,531,812        2,500,907
                                                                ------------     ------------
                                                                   9,951,076          821,777
                                                                ------------     ------------
 Land held for development:
   Land                                                              558,466          558,466
   Land development costs                                            607,293          321,514
                                                                ------------     ------------
                                                                   1,165,759          879,980
                                                                ------------     ------------
      Total real estate, net                                      11,116,835        1,701,757

Cash and Cash Equivalents                                          3,089,440        2,951,287
Investment In Marketable Securities                               12,124,336       23,797,515
Deposit On Property                                                        -          504,000
Rent Receivable, net of allowance for doubtful accounts
  of $15,000 and $46,000, respectively                                58,643          106,959
Interest Receivable                                                  405,936          468,679
Prepaid Expenses And Other Assets                                    534,803          337,045
Prepaid Pension Costs                                              1,101,841        1,080,473
                                                                ------------     ------------

     Total Assets                                               $ 28,431,834     $ 30,947,715
                                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable                                              $    213,527     $    687,384
  Accrued liabilities                                                273,701        2,174,460
  Tenant security deposits payable                                   224,836          159,785
  Mortgage payable                                                 5,544,319                -
  Deferred income taxes                                            7,410,000        8,135,000
                                                                ------------     ------------
      Total Liabilities                                           13,666,383       11,156,629
                                                                ------------     ------------

Commitments And Contingencies

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; authorized 4,000,000 shares;
   1,531,086 shares issued                                         1,531,086        1,531,086
 Additional paid-in capital                                        7,978,395        8,205,134
 Accumulated Other Comprehensive Income:
   Unrealized Gain from Marketable Securities                         89,100          280,042
 Balance of undistributed income other than gain or loss
   on sales of properties                                          6,704,567       11,615,310
                                                                ------------     ------------
                                                                  16,303,148       21,631,572
 Less cost of shares of common stock held in treasury;
   241,208 and 293,867 shares, respectively                       (1,537,697)      (1,840,486)
                                                                ------------     ------------
      Total Stockholders' Equity                                  14,765,451       19,791,086
                                                                ------------     ------------

Total Liabilities and Stockholders' Equity                      $ 28,431,834     $ 30,947,715
                                                                ============     ============

                        See notes to consolidated financial statements


                                         Seq. Page 3

                                       GYRODYNE COMPANY OF AMERICA, INC.
                                                AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                    Six Months Ended                 Three Months Ended
                                                         June 30,                          June 30,
                                               -----------------------------     -----------------------------
                                                   2007             2006             2007             2006
                                               ------------     ------------     ------------     ------------
Revenues
     Rental Income                             $    600,963     $    634,607     $    314,104     $    323,071
     Interest Income                                651,399          874,097          268,765          316,072
                                               ------------     ------------     ------------     ------------
                                                  1,252,362        1,508,704          582,869          639,143
                                               ------------     ------------     ------------     ------------
Expenses
     Rental expenses                                391,577          383,109          191,320          169,135
     General and administrative expenses          1,402,942        1,398,533          737,690          676,619
     Depreciation                                    30,904           23,054           15,687            7,280
     Interest expense                                 3,514                -            3,514                -
                                               ------------     ------------     ------------     ------------
                                                  1,828,937        1,804,696          948,211          853,034
                                               ------------     ------------     ------------     ------------

Loss from Operations Before Benefit for
     Income Taxes                                  (576,575)        (295,992)        (365,342)        (213,891)
Benefit for Income Taxes                           (825,989)        (330,814)        (800,184)        (297,973)
                                               ------------     ------------     ------------     ------------
Net Income                                     $    249,414     $     34,822     $    434,842     $     84,082
                                               ============     ============     ============     ============

Net Income Per Common Share:
     Basic                                     $       0.20     $       0.03     $       0.34     $       0.07
                                               ============     ============     ============     ============
     Diluted                                   $       0.20     $       0.03     $       0.34     $       0.07
                                               ============     ============     ============     ============

Weighted Average Number Of Common
     Shares Outstanding:
       Basic                                      1,269,689        1,237,183        1,289,878        1,237,219
                                               ============     ============     ============     ============
       Diluted                                    1,269,689        1,259,839        1,289,878        1,282,530
                                               ============     ============     ============     ============


                                 See notes to consolidated financial statements


                                                  Seq. Page 4

                                    GYRODYNE COMPANY OF AMERICA, INC.
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                           -----------------------------
                                                                               2007             2006
                                                                           ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $    249,414     $     34,822
                                                                           ------------     ------------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                              36,173           42,293
      Bad debt expense                                                           12,000           12,000
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
        Land development costs                                                 (285,779)         (16,232)
        Accounts receivable                                                      36,316           25,973
        Interest receivable                                                      62,743          (49,185)
        Condemnation receivable                                                       -       26,336,421
        Prepaid expenses and other assets                                      (203,026)        (173,976)
        Prepaid pension costs                                                   (21,368)          49,085

     (Decrease) increase in liabilities:
        Accounts payable                                                       (473,855)         (28,359)
        Accrued liabilities                                                  (1,900,760)         (30,150)
        Deferred income taxes                                                  (725,000)        (575,684)
        Tenant security deposits                                                 65,051          (57,981)
                                                                           ------------     ------------
      Total adjustments                                                      (3,397,505)      25,534,205
                                                                           ------------     ------------
  Net cash (used in) provided by operating activities                        (3,148,091)      25,569,027
                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Costs associated with property, plant and equipment                        (3,622,757)        (148,452)
  Purchase of marketable securities                                                   -      (21,788,799)
  Proceeds from sale of marketable securities                                 7,199,204                -
  Deposit on property                                                           504,000                -
  Principal repayments on investment in marketable securities                 4,283,033                -
                                                                           ------------     ------------
  Net cash provided by (used in) investment activities                        8,363,480      (21,937,251)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                        76,049           74,052
  Cash distribution payment                                                  (5,160,157)               -
  Principal payments on mortgage                                                  6,872                -
                                                                           ------------     ------------
      Net cash (used in) provided by financing activities                    (5,077,236)          74,052
                                                                           ------------     ------------

Net increase in cash and cash equivalents                                       138,153        3,705,828
Cash and cash equivalents at beginning of period                              2,951,287        1,626,052
                                                                           ------------     ------------

Cash and cash equivalents at end of period                                 $  3,089,440     $  5,331,880
                                                                           ============     ============

Supplemental cash flow information:
Interest paid                                                              $      3,514     $          -
                                                                           ============     ============
Cash distributions paid                                                    $  5,160,157     $          -
                                                                           ============     ============
Mortgage payable                                                           $  5,551,191     $          -
                                                                           ============     ============

                              See notes to consolidated financial statements


                                               Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Gyrodyne Company of America, Inc. (the "Company") was organized in 1946 as a corporation under the laws of the State of New York. The Company's headquarters are located at 1 Flowerfield, Suite 24, St. James, New York 11780. Its main phone number is (631) 584-5400. The Company maintains a website at www.gyrodyne.com.

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy. Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation. The Company has since concentrated its efforts on the development of its real estate holdings in St. James, New York. The converted buildings consist of approximately 127,392 rentable square feet housing 49 tenants in space suitable for office, engineering, manufacturing, and warehouse use. The property, which is known as Flowerfield, consists of 68 acres. Approximately 10 acres are utilized for the rental property and the balance of 58 remains undeveloped.

Effective May 1, 2006, the Company elected to be taxed as a Real Estate Investment Trust ("REIT") for federal and state income tax purposes. The Company plans to acquire, manage and invest in a diversified portfolio of real estate composed of office, industrial, retail and service properties.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $212.48 and the aggregate monthly rent flow from the property is currently $73,032.85. The property has a 97% occupancy rate. The Company satisfied $5,551,191.38 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments. (See NOTE 7)

The following table sets forth certain information as of June 30, 2007 for properties operated by the Company:

                                                                    Annual                  Number Of
                                                                     Base                  Tenants Who
                               Rentable                Annual        Rent       Number      Occupy 10%
                                Square     Percent      Base      Per Leased      Of        Or More Of
         Property                Feet      Leased       Rent       SQ. FT.     Tenants   Rentable Sq. Ft.
         --------                ----      ------       ----       -------     -------   ----------------
       St. James, NY            127,392      65%     $1,172,504     $14.25        49            0
Port Jefferson Station, NY       41,651      97%       $876,394     $21.69        21            0

2.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended June 30, 2007 and 2006.

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

3.  Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.


                                  Seq. Page 6

4. Investment in Marketable Securities

The Company's marketable securities consist of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of agency hybrid mortgage backed securities managed by and held in an account with a major financial institution.

5. Earnings Per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Basic income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per common share gives effect to the impact of options. Treasury shares have been excluded from the weighted average number of shares.

The following is a reconciliation of the weighted average shares:

                                  Six months ended         Three months ended
                                       June 30,                  June 30,
                                  2007         2006         2007         2006
                               ----------   ----------   ----------   ----------
Basic                           1,269,689    1,237,183    1,289,878    1,237,219
Effect of dilutive securities           -       22,656            -       45,311
                               ----------   ----------   ----------   ----------
Diluted                         1,269,689    1,259,839    1,289,878    1,282,530
                               ==========   ==========   ==========   ==========

6.  Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the quarter ended June 30, 2007, the Company recorded a deferred tax benefit of $725,000 relating to the reinvestment of condemnation proceeds.

7. Bank Obligations:

The Company's line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (8.25 % at June 30, 2007) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of June 30, 2007 and December 31, 2006, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

In connection with the acquisition of the Port Jefferson property, the Company assumed the outstanding mortgage on the property held by Astoria Federal Savings and Loan Association in the amount of $5,551,191 payable in monthly installments of $47,393.50, which includes real estate taxes currently at $13,954.78. The mortgage was dated January 6, 2005 in the amount of $5,730,000 at an interest rate of 5.75%. The interest rate is adjusted on February 1, 2012 and February 1, 2017 to 2.75% above the five year Fixed Rate Advance as determined and reported by the Federal Home Loan Bank of New York, rounded to the nearest one-eighth of one percent, but no lower than 5.75%. The mortgage is scheduled to be satisfied in February 2022. The collateral for the loan is the real property and the underlying leases. Loan origination fees in the amount of $112,166 have been recorded in connection with the assumption of the mortgage and will be amortized over the remaining life of the mortgage of approximately 15 years.

8. Stock Options:

The Company's results for the three and six month periods ended June 30, 2007 include share-based compensation expense totaling $0.

The following table represents the Company's stock options granted, exercised and forfeited during the six months of fiscal 2007.


                                  Seq. Page 7

                                                                     Weighted
                                                       Weighted       Average
                                                       Average       Remaining    Aggregate
                                         Number     Exercise price  Contractual   Intrinsic
        Stock Options                   of Shares      per Share       Term         Value
--------------------------------------------------------------------------------------------
Outstanding at January 1, 2007             67,105       $ 16.42             -             -
--------------------------------------------------------------------------------------------
Granted                                         -             -             -             -
--------------------------------------------------------------------------------------------
Exercised                                (67,105)       $ 16.42             -             -
--------------------------------------------------------------------------------------------
Forfeited/expired                               -             -             -             -
--------------------------------------------------------------------------------------------
Outstanding at June 30, 2007                    -        $    -             -             -
--------------------------------------======================================================

--------------------------------------------------------------------------------------------
Vested and Exercisable at
   June 30, 2007                                -         $   -             -             -
--------------------------------------======================================================

9. Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and six months ended June 30, 2007 and 2006:

                                             Six Months Ended             Three Months Ended
                                                 June 30,                      June 30,
                                         -------------------------     -------------------------
                                            2007           2006           2007           2006
                                         ----------     ----------     ----------     ----------
Pension Benefits
Service Cost                             $   60,696     $   43,248     $   30,348     $   21,624
Interest Cost                                66,054         42,699         33,027         21,349
Expected Return on Plan Assets             (149,178)       (79,550)       (74,589)       (39,775)
Amortization of Prior-Service Cost                -         20,115              -         10,058
                                         ----------     ----------     ----------     ----------

Net Periodic Benefit Cost After
Curtailments and Settlements             $  (22,428)    $   26,512     $  (11,214)    $   13,256
                                         ==========     ==========     ----------     ----------

During the six months ended June 30, 2007 and 2006, the Company did not make a contribution to the plan. The Company has no minimum required contribution for the December 31, 2007 plan year.

10. Commitments and Contingencies

Lease commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

Twelve Months Ending June 30,                                Amount
-------------------------------------------------------------------------

2008                                                         $ 1,463,000
2009                                                             730,000
2010                                                             580,000
2011                                                             275,000
2012                                                             103,000
Thereafter                                                        40,000
                                                       -----------------
                                                             $ 3,191,000
                                                       =================

Employment agreements - The Company has employment contracts with two officers that provide for annual salaries aggregating approximately $381,000 and a severance payment equivalent to three years salary and other benefits in the event of a change in control, termination by the Company without cause or termination by the officer for good reason.

Land development contract - On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to abandoning its claim for 10% of all proceeds related to the condemnation and any sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation against the State University of New York at Stony Brook. See Part II, Item 1, Legal Proceedings. The agreement also includes consideration for previously provided services. The Company paid Landmark $2,000,000, of which $500,000 was accrued by the Company during its year ended April 30, 2006. In addition, the Company retained Landmark and will pay it $1,000,000 in thirty six equal monthly installments commencing on March 1, 2007,


                                  Seq. Page 8
for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation in the eminent domain litigation. As a result of the foregoing payment of $2,000,000, the Company accrued $1,500,000 as additional condemnation expense for the eight months ended December 31, 2006. The Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

11. Acquisition of Properties

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $ 212.48 and the aggregate monthly rent flow from the property is currently $73,032.85. The property has a 97% occupancy rate. The Company satisfied $5,551,191.38 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments. Approximately $64,344 of costs associated with the acquisition was capitalized as buildings. The purchase price was allocated as follows:

            Land                 $ 2,300,000
            Building             $ 6,614,344
            Mortgage payable     $(5,551,191)
            Cash                 $ 3,363,153

12. Recent Accounting Pronouncements:

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

13. Special Distributions:

On March 13, 2007 the Board of Directors declared a special distribution in the amount of $4.00 per share payable on April 9, 2007 to all shareholders of record on March 26, 2007. This special distribution amounted to $5,160,157 and was paid from the advance payment funds received as a result of the condemnation.

14. Formation of Investment Committee:

The Board of Directors created an Investment Committee effective as of June 7, 2007 for the purpose of (i) considering all investment opportunities proposed by management; (ii) evaluating whether such investments are appropriate REIT-qualified investments, (iii) considering the implication of such investments under Section 1033 of the Internal Revenue Code, and (iv) acting as a liaison between management and the Board of Directors. The Board of Directors appointed Nader G. M. Salour (Chairman), Ronald J. Macklin and Elliot H. Levine to serve on the Investment Committee.

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


                                  Seq. Page 9

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

Depreciation is computed utilizing the straight-line method over the estimated useful life of ten to thirty nine years for buildings and improvements and three to twenty years for machinery and equipment.

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

     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
           AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

The Company is reporting net income of $434,842 for the three month period ended June 30, 2007 compared to net income of $84,082 for the same period last year. The current reporting period includes a benefit for income taxes amounting to $800,184 while the prior year results reflect a $297,973 benefit for income taxes. The June 30, 2007 benefit results primarily from the reinvestment of condemnation proceeds, a refund from fiscal year 2004 and the prior year benefit is related to a deferred income tax adjustment resulting from the Company's


                                  Seq. Page 10
conversion to a real estate investment trust (REIT). For the six months ended June 30, 2007, the Company is reporting net income of $249,414 compared to net income totaling $34,822 for the same prior last year. The current year results include a benefit for taxes of $825,989 while the prior year includes a benefit for taxes totaling $330,814. In addition to the 2004 refund reflected in the quarterly results, the six month benefit for taxes includes a $27,724 refund from 2006. Per share income for the three and six month periods ended June 30, 2007 amounted to $0.34 and $0.20, respectively, compared to per share earnings of $0.07 and $0.03 for the same periods during the prior year, respectively.

Revenues declined by $56,274, amounting to $582,869 for the current quarter compared to $639,143 for the same period last year. Contributing factors included declines of $8,967 in rental income and $47,307 in interest income which, for the most part, is associated with a reduction in interest bearing deposits. For the six months ended June 30, 2007, revenues declined by $256,342 and totaled $1,252,362 compared to $1,508,704 for the same period during the prior year and include declines of $33,644 and $222,698 in rental and interest income, respectively. Rental income was impacted by $91,639 associated with the previously reported surrender of certain demised premises by a major tenant and the net affect of terminated and new tenant leases totaling $59,437. Subsequent to June 30, 2007, the surrendered premises comprising 12,980 square feet were leased to a former tenant for occupancy beginning on August 1, 2007. In addition, 11,440 square feet of space has been leased for occupancy as of July 1, 2007. Both leases are short term in nature and have the capacity to generate $305,400 in annualized revenue and will increase the occupancy rate at Flowerfield from 65% to 84%. The major contributing factor to the decrease in interest income is the fact that the prior year period included an interest payment of $538,556 relating to the Advance Payment on the condemnation of the Company's Flowerfield property; this was partially offset by an increase of $337,049 in interest earned on investments in marketable securities.

Expenses increased by $95,177 for the three months ended June 30, 2007, amounting to $948,211 compared to $853,034 for the same period last year. Rental expenses, which increased by $22,185, amounted to $191,320 compared to $169,135 for the prior year. Repairs and maintenance and property and casualty insurance premiums accounted for $38,504 and $11,853, respectively, in increased expenses and were partially mitigated by reduced salary and benefit expense totaling $9,324. Additionally, real estate taxes decreased by $19,024 as a result of capitalizing certain expenses associated with the recent filing of a development application for the Flowerfield property. For the six months ended June 30, 2007, rental expenses increased by $8,468, amounting to $391,577 compared to $383,109 for the same period during the prior year. As in the case of the quarterly results, repairs and maintenance and property and casualty insurance premiums accounted for increases of $63,716 and $16,161, respectively; capitalized real estate taxes and salaries and benefits declined by $59,904 and $10,284, respectively.

General and administrative expenses for the quarter ended June 30, 2007 amounted to $737,690, an increase of $61,071 when compared to the $676,619 reported for the same period last year. Corporate governance, salaries and benefits, and directors fees increased by $87,402, $61,742, and $15,668, respectively, when compared to the same three month period of the prior year. The increase in corporate governance was primarily the result of legal expenses relating to the Company's annual meeting and SEC filings. These increases were partially offset by reductions in several areas totaling $103,740, of which, the most significant were professional fees, pension expense, and condemnation litigation expenses which declined by $40,889, $30,761, and $14,617, respectively. In comparison to the prior year, the decrease in professional fees was, for the most part, reductions in legal expenses associated with the Company's election of REIT status and the termination of contractual agreements with Landmark National. For the six month period ended June 30, 2007, general and administrative expenses increased nominally by $4,409. During this period, compared to the same six months of the prior year, salaries and benefits and directors fees increased by $38,844 and $26,140, respectively, and corporate governance and professional fees increased by $110,008 and $72,872, respectively. In addition to the items that impacted the quarterly results, corporate governance expenses increased by $20,840 for legal matters associated with Board Committees for the six month reporting period. The increased level of professional fees is the result of several contributing factors, the most significant being costs associated with consulting fees relating to Sarbanes-Oxley compliance and the conversion of the Company's accounting system. Additionally, costs relating to a landlord/tenant issue and fees associated with the engagement of investment bankers also increased. Partially offsetting the foregoing increases, expenses associated with the Company's condemnation litigation declined by $73,559 and prior year results included nonrecurring costs related to the development of a strategic plan totaling $68,235. The Company's pension plan expense reflected a net improvement of $70,452 and several additional reductions totaling $31,209 were also realized in the current six month period.

Depreciation expenses totaled $15,687 and $30,904 for the three and six month periods ended June 30, 2007, respectively, compared to $7,280 and $23,054 for the respective periods during the prior year.

As a result of the foregoing, the Company is reporting a loss from operations before benefit for income taxes of $365,342 for the quarter ended June 30, 2007 and $576,575 for the six months then ended. For the three and six month periods of the prior year, the Company experienced losses from operations before benefit for income taxes of $213,891 and $295,992, respectively.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $ 212.48 and the aggregate monthly rent flow from the property is currently $73,032.85. The property has a 97% occupancy rate. The Company satisfied $5,551,191.38 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.


                                  Seq. Page 11

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

FFO is calculated as follows:

                                                      Six Months Ended   Three Months Ended
                                                        June 30, 2007       June 30, 2007
------------------------------------------------------------------------------------------
Net Income                                                $  249,414          $  434,842
------------------------------------------------------------------------------------------
Benefit from income taxes                                   (725,000)           (725,000)
------------------------------------------------------------------------------------------
Depreciation                                                  22,462              11,466
------------------------------------------------------------------------------------------
Funds from operations                                     $ (453,124)         $ (278,692)
------------------------------------------------------------------------------------------
Funds from operations per share                           $    (0.36)         $    (0.22)
------------------------------------------------------------------------------------------
Weighted average common shares outstanding                 1,269,689           1,289,878
----------------------------------------------------======================================

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities were $(3,148,091) and $25,569,027 during the six months ended June 30, 2007 and 2006, respectively. The cash (used in) operating activities in the current period was primarily related to the payment of $(2,000,000) to Landmark in connection with an agreement to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. The cash provided by operating activities in the prior period consists of the receipt of $26,315,000 from the State of New York on the condemnation advance payment.

Net cash provided by (used in) investing activities was $8,363,480 and $(21,937,251) during the six months ended June 30, 2007 and 2006, respectively. The cash provided by investing activities in the current period was primarily related to the sale and principal repayments of marketable securities for $7,199,204 and $4,283,033, respectively. This was mitigated by costs associated with property, plant and equipment net of a deposit for $(3,118,757). Substantially all of these costs are related to the purchase of the Port Jefferson Professional Park. The principal use of cash in the prior period was related to the purchase of marketable securities of $(21,788,799).

Net cash (used in) provided by financing activities was $(5,077,236) and $74,052 during the six months ended June 30, 2007 and 2006, respectively. The net cash (used in) financing activities during the current period was the result of a cash distribution payment to shareholders of $(5,160,157). This was primarily offset by proceeds from the exercise of stock options totaling $76,049. Cash provided by financing activities in the prior period was from proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 9.25% at June 30, 2007. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of June 30, 2007, the Company had cash and cash equivalents of $3,089,440 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $15,294,421 at June 30, 2007. Net prepaid expenses and other assets shown in the accompanying chart does not include $122,404 and $28,309 of furniture and fixtures, net, and loan origination fees, net, for the six months ended June 30, 2007 and 2006, respectively.


                                  Seq. Page 12

                                                       June 30,
                                              ----------------------------
                                                  2007            2006
                                              ------------    ------------
Current assets:
  Cash and cash equivalents                   $  3,089,440    $  2,951,287
  Investment in marketable securities           12,124,336      23,797,515
  Deposit on property                                    -         504,000
  Rent receivable, net                              58,643         106,959
  Interest receivable                              405,936         468,679
  Net prepaid expenses and other assets            412,399         308,736
                                              ------------    ------------
      Total current assets                    $ 16,090,754    $ 28,137,176
                                              ------------    ------------

Current liabilities:
   Accounts payable                           $    213,527    $    687,384
   Accrued liabilities                             273,701       2,174,460
   Tenant security deposits payable                224,836         159,785
   Mortgage payable, current portion                84,269               -
                                              ------------    ------------
       Total current liabilities              $    796,333    $  3,021,629
                                              ------------    ------------

Working capital                               $ 15,294,421    $ 25,115,547
                                              ============    ============

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP (the "Grove") is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The land was the subject of a change of zone application for a mixed use of residential, commercial and industrial development. This application has been rejected by the Palm Beach County Board of County Commissioners. The Company understands that the Partnership will now assess available development options for the Grove under existing laws.

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

Item 4T CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to reasonably assure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls are also designed reasonably to assure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer. The evaluation of our disclosure controls performed by our Chief Executive Officer and Chief Financial Officer included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-Q. In the course of the evaluation of disclosure controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Exchange Act. We also considered the adequacy of the items disclosed in this report on Form 10-Q.


                                  Seq. Page 13

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/100
------------------------------------------------------------------------------

Faith Enterprises, an operator of a child care center as a franchisee of Kiddie Academy, leased a suite of offices from the Company under a 15-year lease which commenced in March 2005 with a five-year option. Beginning approximately July 2005 and continuing throughout its occupation of the suite, Faith Enterprises failed to pay the full monthly rent due under the lease. The Company served Faith Enterprises with a series of default notices. The franchisor was also notified of the default but did not elect to terminate the franchise agreement nor pay the rent deficiency on behalf of the franchisee. In February 2007, the Company served Faith Enterprises with a 10-day notice of default. Faith Enterprises then commenced this action in New York State Supreme Court for Suffolk County seeking damages for breach of contract, fraudulent inducement and tortuous interference with business, claiming that the Company's issuance of press releases in December 2006 and January 2007 about its submission of an application to the Town of Smithtown to rezone its property caused Faith Enterprises financial damages in lost clientele. Faith Enterprises is seeking $7 million in damages on each of the three claims and is requesting that it not pay rent during the pendency of the proceeding. Faith Enterprises also filed an application for a Yellowstone injunction and a preliminary injunction to forestall the Company from proceeding with the non-payment eviction proceeding. The Company opposed that application and, in an order dated February 21, 2007, the Court denied Faith Enterprises' request in its entirety.

The Company also served and filed a motion to dismiss the entire case. In response to the motion to dismiss, Faith served an amended complaint. Gyrodyne filed an amended motion to dismiss the amended complaint, which is returnable in court on August 15, 2007. Faith has until July 30, 2007, to serve its opposition papers. Gyrodyne's reply papers are due August 14, 2007. The Company also commenced a proceeding in the District Court seeking to evict Faith Enterprises for non-payment of rent. That proceeding was commenced in March 2007, upon the Supreme Court's decision denying Faith Enterprises' request for preliminary injunctive relief. Faith consented to the issuance of an order by the District Court to vacate the premises and for a judgment for past due rent. Faith vacated the premises on April 6, 2007.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Items 2 through 5 are not applicable to the three months ended June 30, 2007.


                                  Seq. Page 14

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

                        GYRODYNE COMPANY OF AMERICA, INC.


   Date: August 9, 2007               /S/ Stephen V. Maroney
                                      ----------------------
                                      Stephen V. Maroney
                                      President, Chief Executive Officer
                                      and Treasurer

   Date: August 9, 2007               /S/ Frank D'Alessandro
                                      ----------------------
                                      Frank D'Alessandro
                                      Controller



                                  Seq. Page 15