Form 10-Q
period 2007-09-30
GYRODYNE CO OF AMERICA INC
filed 2007-10-30
CIK 44689

Form 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  SEPTEMBER 30, 2007
                                               --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

                                 (631) 584-5400
                                 --------------
                        (Registrant's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer __ Accelerated Filer __ Non-accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

            1,289,878 SHARES, $1.00 PAR VALUE, AS OF OCTOBER 31, 2007


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                        QUARTER ENDED SEPTEMBER 30, 2007



                                                                       Seq. Page

Form 10-Q Cover                                                               1

Index to Form 10-Q                                                            2

Part I Financial Information                                                  3

Item 1 Financial Statements                                                   3

Consolidated Balance Sheet (unaudited)                                        3

Consolidated Statements of Operations (unaudited)                             4

Consolidated Statements of Cash Flows (unaudited)                             5

Footnotes to Consolidated Financial Statements                                6

Item 2 Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    10

Item 3 Quantitative and Qualitative Disclosures About Market Risk            14

Item 4T Controls and Procedures                                              14

Part II - Other Information                                                  14

Item 1 Legal Proceedings                                                     14

Item 1A Risk Factors                                                         15

Item 6 Exhibits                                                              15

Signatures                                                                   15

Exhibits:
---------

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                  Seq. Page 2

Part I Financial Information
Item 1 Financial Statements
                                   GYRODYNE COMPANY OF AMERICA, INC.
                                           AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET

ASSETS                                                                  September 30,    December 31,
------                                                                       2007            2006
                                                                         (Unaudited)
                                                                        ------------     ------------
REAL ESTATE:
 Rental property:
   Land                                                                 $  2,303,017     $      3,017
   Building and improvements                                              10,214,887        3,140,332
   Machinery and equipment                                                   179,335          179,335
                                                                        ------------     ------------
                                                                          12,697,239        3,322,684
 Less accumulated depreciation                                             2,590,710        2,500,907
                                                                        ------------     ------------
                                                                          10,106,529          821,777
                                                                        ------------     ------------
 Land held for development:
   Land                                                                      558,466          558,466
   Land development costs                                                    745,017          321,514
                                                                        ------------     ------------
                                                                           1,303,483          879,980
                                                                        ------------     ------------
      Total real estate, net                                              11,410,012        1,701,757

Cash and Cash Equivalents                                                  3,002,488        2,951,287
Investment In Marketable Securities                                       11,736,523       23,797,515
Deposit On Property                                                                -          504,000
Rent Receivable, net of allowance for doubtful accounts of $21,000
  and $46,000, respectively                                                  141,321          106,959
Interest Receivable                                                          403,850          468,679
Prepaid Expenses And Other Assets                                            422,240          337,045
Prepaid Pension Costs                                                      1,112,525        1,080,473
                                                                        ------------     ------------

     Total Assets                                                       $ 28,228,959     $ 30,947,715
                                                                        ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                      $    196,233     $    687,384
  Accrued liabilities                                                        188,919        2,174,460
  Tenant security deposits payable                                           267,109          159,785
  Mortgage payable                                                         5,523,604                -
  Deferred income taxes                                                    7,410,000        8,135,000
                                                                        ------------     ------------
      Total Liabilities                                                   13,585,865       11,156,629
                                                                        ------------     ------------

Commitments And Contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued                                                1,531,086        1,531,086
 Additional paid-in capital                                                7,978,395        8,205,134
 Accumulated Other Comprehensive Income:
   Unrealized Gain from Marketable Securities                                124,887          280,042
 Balance of undistributed income other than gain or loss on sales
   of properties                                                           6,546,423       11,615,310
                                                                        ------------     ------------
                                                                          16,180,791       21,631,572
 Less cost of shares of common stock held in treasury; 241,208
    and 293,867 shares, respectively                                      (1,537,697)      (1,840,486)
                                                                        ------------     ------------
      Total Stockholders' Equity                                          14,643,094       19,791,086
                                                                        ------------     ------------

Total Liabilities and Stockholders' Equity                              $ 28,228,959     $ 30,947,715
                                                                        ============     ============

                            See notes to consolidated financial statements


                                             Seq. Page 3

                                       GYRODYNE COMPANY OF AMERICA, INC.
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                   Nine Months Ended                Three Months Ended
                                                      September 30,                    September 30,
                                              -----------------------------     -----------------------------
                                                  2007             2006             2007             2006
                                              ------------     ------------     ------------     ------------
Revenues
    Rental Income                             $  1,214,646     $    975,349     $    613,683     $    340,742
    Interest Income                                845,811        1,237,967          194,412          363,871
                                              ------------     ------------     ------------     ------------
                                                 2,060,457        2,213,316          808,095          704,613
                                              ------------     ------------     ------------     ------------
Expenses
    Rental expenses                                618,776          546,826          227,198          163,717
    General and administrative expenses          2,003,482        1,942,915          600,541          544,383
    Depreciation                                    89,802           37,690           58,898           14,636
    Interest expense                                83,115                -           79,601                -
                                              ------------     ------------     ------------     ------------
                                                 2,795,175        2,527,431          966,238          722,736
                                              ------------     ------------     ------------     ------------

Loss from Operations Before Benefit for
    Income Taxes                                  (734,718)        (314,115)        (158,143)         (18,123)
Benefit for Income Taxes                          (825,989)        (330,814)               -                -
                                              ------------     ------------     ------------     ------------
Net Income (loss)                             $     91,271     $     16,699     $   (158,143)    $    (18,123)
                                              ============     ============     ============     ============


Net Income (loss) Per Common Share:
      Basic                                   $       0.07     $       0.01     $      (0.12)    $      (0.01)
                                              ============     ============     ============     ============
      Diluted                                 $       0.07     $       0.01     $      (0.12)    $      (0.01)
                                              ============     ============     ============     ============

Weighted Average Number Of Common
    Shares Outstanding:
      Basic                                      1,276,493        1,237,195        1,289,878        1,237,219
                                              ============     ============     ============     ============
      Diluted                                    1,276,493        1,252,299        1,289,878        1,237,219
                                              ============     ============     ============     ============


                                See notes to consolidated financial statements


                                                 Seq. Page 4

                                  GYRODYNE COMPANY OF AMERICA, INC.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                       -----------------------------
                                                                           2007             2006
                                                                       ------------     ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $     91,271     $     16,699
                                                                       ------------     ------------
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
         Depreciation and amortization                                       99,623           61,072
         Bad debt expense                                                    18,000           18,000
         Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Land development costs                                          (423,503)         (48,489)
           Accounts receivable                                              (52,362)         (33,769)
           Interest receivable                                               64,829          (88,577)
           Condemnation receivable                                                -       26,336,421
           Prepaid expenses and other assets                                (95,015)         (94,397)
           Prepaid pension costs                                            (32,052)          64,698

        (Decrease) increase in liabilities:
           Accounts payable                                                (491,150)         (45,016)
           Accrued liabilities                                           (1,985,542)           5,704
           Deferred income taxes                                           (725,000)        (493,069)
           Tenant security deposits                                         107,324          (54,429)
                                                                       ------------     ------------
         Total adjustments                                               (3,514,848)      25,628,149
                                                                       ------------     ------------
     Net cash (used in) provided by operating activities                 (3,423,577)      25,644,848
                                                                       ------------     ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Costs associated with property, plant and equipment                 (3,823,364)        (277,032)
     Purchase of marketable securities                                            -      (24,866,711)
     Proceeds from sale of marketable securities                          7,199,204                -
     Deposit on property                                                    504,000                -
     Principal repayments on investment in marketable securities          4,706,633          831,126
                                                                       ------------     ------------
     Net cash provided by (used in) investment activities                 8,586,473      (24,312,617)
                                                                       ------------     ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                 76,049           74,052
     Cash distribution payment                                           (5,160,157)               -
     Principal payments on mortgage                                         (27,587)               -
                                                                       ------------     ------------
         Net cash (used in) provided by financing activities             (5,111,695)          74,052
                                                                       ------------     ------------

   Net increase in cash and cash equivalents                                 51,201        1,406,283
   Cash and cash equivalents at beginning of period                       2,951,287        1,626,052
                                                                       ------------     ------------

   Cash and cash equivalents at end of period                          $  3,002,488     $  3,032,335
                                                                       ============     ============

Supplemental cash flow information:
Interest paid                                                          $     83,115     $          -
                                                                       ============     ============
Mortgage payable                                                       $  5,551,191     $          -
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

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy. Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation. The Company has since concentrated its efforts on the development of its real estate holdings in St. James, New York and acquiring new properties. The converted buildings consist of approximately 127,392 rentable square feet housing 50 tenants in space suitable for office, engineering, manufacturing, and warehouse use. The property, which is known as Flowerfield, consists of 68 acres. Approximately 10 acres are utilized for the rental property and the balance of 58 acres remains undeveloped.

Gyrodyne adopted a new strategic plan in December of 2005 whose objective is to position the Company to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of the Company's shareholders in a tax efficient manner. The plan calls for achieving this objective by pursuing conversion to a REIT, disposition and redeployment of the assets of the Company in a tax efficient manner, maximization of the value for the remaining 68 acres at Flowerfield, and vigorous pursuit of maximum value from the State of New York for the 245.5 acres of Flowerfield taken by eminent domain.

Effective May 1, 2006, the Company elected to be taxed as a Real Estate Investment Trust ("REIT") for federal and state income tax purposes. The Company plans to acquire, manage and invest in a diversified portfolio of real estate composed of office, industrial, retail and service properties.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $212.48 and the aggregate monthly rent flow from the property is currently $73,848.03. The property has a 97% occupancy rate. The Company satisfied $5,551,191.38 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments. (See NOTE 7)

The following table sets forth certain information as of September 30, 2007 for properties operated by the Company:

                                                                        Annual                  Number Of
                                                                         Base                  Tenants Who
                                 Rentable                 Annual         Rent       Number      Occupy 10%
                                  Square      Percent      Base       Per Leased      Of        Or More Of
           Property                Feet       Leased       Rent        SQ. FT.     Tenants   Rentable Sq. Ft.
           --------                ----       ------       ----        -------     -------   ----------------
         St. James, NY            127,392       88%     $1,539,160      $13.75        50            1
  Port Jefferson Station, NY       41,651       97%       $886,176      $21.94        21            0

The Company has one tenant with over 10% of the rentable square footage. The principal nature of this tenant's business is a continuing day treatment program for adults. The principal provisions of its lease include the rental of 12,980 square feet of space with a monthly base rent of $18,200, expiring April 30, 2008.

2.   Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.


                                  Seq. Page 6

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Transition Report on Form 10-K for the eight months ended December 31, 2006.

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

3.   Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

4.   Investment in Marketable Securities

The Company's marketable securities consist of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of hybrid mortgage backed securities that are fully guaranteed by agencies of the U. S. Government and are managed by and held in an account with a major financial institution.

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

The following is a reconciliation of the weighted average shares:

                                          Nine months ended               Three months ended
                                            September 30,                   September 30,
                                         2007            2006            2007            2006
                                     ------------    ------------    ------------    ------------
Basic                                   1,276,493       1,237,195       1,289,878       1,237,219
Effect of dilutive securities                   -          15,104               -               -
                                     ------------    ------------    ------------    ------------
Diluted                                 1,276,493       1,252,299       1,289,878       1,237,219
                                     ============    ============    ============    ============

6.   Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the nine months ended September 30, 2007, the Company recorded a deferred tax benefit of $725,000 relating to the reinvestment of condemnation proceeds.

7.   Bank Obligations:

The Company's line of credit has a maximum borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (7.75 % at September 30, 2007) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of September 30, 2007 and December 31, 2006, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

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


                                  Seq. Page 7

8.   Stock Options:

The Company's results for the three and nine month periods ended September 30, 2007 include share-based compensation expense totaling $0.

The following table represents the Company's stock options granted, exercised and forfeited during the nine months of fiscal 2007.

                                                         Weighted        Weighted
                                                          Average         Average
                                                         Exercise        Remaining       Aggregate
                                         Number of         price        Contractual      Intrinsic
           Stock Options                  Shares         per Share         Term            Value
----------------------------------     ------------     ------------    ------------    ------------
Outstanding at January 1, 2007               67,105     $      16.42               -               -
Granted                                           -                -               -               -
Exercised                                   (67,105)    $      16.42               -               -
Forfeited/expired                                 -                -               -               -
Outstanding at September 30, 2007                 -     $          -               -               -
                                       ============     ============    ============    ============
Vested and Exercisable at
    September 30, 2007                            -     $          -               -               -
                                       ============     ============    ============    ============

9.   Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and nine months ended September 30, 2007 and 2006:

                                               Nine Months Ended                Three Months Ended
                                                 September 30,                     September 30,
                                         -----------------------------     -----------------------------
                                             2007             2006             2007             2006
                                         ------------     ------------     ------------     ------------
Pension Benefits
Service Cost                             $     91,044     $     64,872     $     30,348     $     21,624
Interest Cost                                  99,081           64,048           33,027           21,349
Expected Return on Plan Assets               (223,767)        (119,325)         (74,589)         (39,775)
Amortization of Prior-Service Cost                  -           30,173                -           10,058
                                         ------------     ------------     ------------     ------------

Net Periodic Benefit Cost After
Curtailments and Settlements             $    (33,642)    $     39,768     $    (11,214)    $     13,256
                                         ============     ============     ============     ============

During the nine months ended September 30, 2007 and 2006, the Company did not make a contribution to the plan. The Company has no minimum required contribution for the December 31, 2007 plan year.

10.  Commitments and Contingencies

     Lease revenue commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

     Twelve Months Ending September 30,                                  Amount
     ---------------------------------------------------------------------------

     2008                                                            $ 1,837,000
     2009                                                                685,000
     2010                                                                554,000
     2011                                                                182,000
     2012                                                                 79,000
     Thereafter                                                           26,000
                                                                     -----------
                                                                     $ 3,363,000
                                                                     ===========


                                  Seq. Page 8

     Employment agreements - The Company has employment contracts with two officers that provide for annual salaries aggregating approximately $381,000 and a severance payment equivalent to three years salary and other benefits in the event of a change in control, termination by the Company without cause or termination by the officer for good reason.

     Land development contract - On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to abandoning its claim for 10% of all proceeds related to the condemnation and any sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation against the State University of New York at Stony Brook. See Part II, Item 1, Legal Proceedings. The agreement also includes consideration for previously provided services. The Company paid Landmark $2,000,000, of which $500,000 was accrued by the Company during its year ended April 30, 2006. In addition, the Company retained Landmark and is paying it $1,000,000 in thirty six equal monthly installments commencing on March 1, 2007, for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation in the eminent domain litigation. As a result of the foregoing payment of $2,000,000, the Company accrued $1,500,000 as additional condemnation expense for the eight months ended December 31, 2006. The Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

11.  Acquisition of Properties

     On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $ 212.48 and the aggregate monthly rent flow from the property is currently $73,848.03. The property has a 97% occupancy rate. The Company assumed an existing mortgage debt on the property in the amount of $5,551,191.38. The remainder of the purchase price was paid in cash totaling $3,363,153, after adjustments. Approximately $81,922 of costs associated with the acquisition was capitalized as buildings during the nine months ended September 30, 2007. The purchase price was allocated as follows:

            Land                $  2,300,000
            Building            $  6,614,344
                                ------------
                                $  8,914,344
                                ============

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

13.  Special Distribution:

     On March 13, 2007 the Board of Directors approved a special distribution in the amount of $4.00 per share which was paid on April 9, 2007 to all shareholders of record on March 26, 2007. This special distribution amounted to $5,160,157.

14.  Formation of Investment Committee:

     The Board of Directors created an Investment Committee comprised of independent directors effective as of June 7, 2007 for the purpose of (i) considering all investment opportunities proposed by management; (ii) evaluating whether such investments are appropriate REIT-qualified investments, (iii) considering the implication of such investments under
     Section 1033 of the Internal Revenue Code, and (iv) acting as a liaison between management and the Board of Directors. The Board of Directors appointed Nader G. M. Salour (Chairman), Ronald J. Macklin and Elliot H. Levine to serve on the Investment Committee.


                                  Seq. Page 9

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


                                  Seq. Page 10

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

  RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
        AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The Company is reporting a net loss of $158,143 for the quarter ending September 30, 2007 compared to a net loss of $18,123 for the same three month period during the prior year. For the nine month period ended September 30, 2007, the Company is reporting net income of $91,271 compared to net income of $16,699. These nine month results include a benefit for income taxes of $825,989 and $330,814 for the 2007 and 2006 periods, respectively. Per share losses for the current quarter amount to $0.12 compared to a loss of $0.01 for the same prior year quarter while earnings per share amounted to $0.07 and $0.01 for the nine months ended September 30, 2007 and 2006, respectively.

Revenues increased by $103,482 for the current quarter, amounting to $808,095 compared to $704,613 for the same period last year. Contributing factors included an increase of $272,941 in rental revenues, which amounted to $613,683 compared to $340,742 for the same period last year. This increase was the result of the acquisition of the Port Jefferson Professional Park as well as increased income from the Flowerfield rental property which amounted to $246,057 and $26,884, respectively. Partially offsetting this increased activity, interest income declined by $169,459 for the quarter, amounting to $194,412 and $363,871 for the 2007 and 2006 periods, respectively. The decline was primarily the direct result of the sale of investment securities to fund both the purchase of the Port Jefferson property and the special $4.00 per share distribution to shareholders earlier this year. Interest on those investments declined by $186,218 while income on interest bearing deposits increased by $16,759.

 For the nine month period ended September 30, 2007, revenues declined by $152,859, amounting to $2,060,457 compared to $2,213,316 for the same period last year. The variance is comprised of a combination of a $239,297 increase in rental income and a decrease of $392,156 in interest income. In the case of rental income, which amounted to $1,214,646 for the current reporting period compared to $975,349 during the prior year, the increase is primarily attributable to the Port Jefferson acquisition. Interest income totaled $845,811 compared to $1,237,967 for the prior year. Current interest rates, which are considerably lower than the 9% statutory rate accrued on the $26.3 million condemnation Advance Payment during the prior year, coupled with the fact that only a portion of those funds are currently invested in interest bearing assets are the major contributing factors to the decrease in interest income.

Expenses increased by $243,502 for the three months ended September 30, 2007, amounting to $966,238 compared to $722,736 for the same period last year. Contributing factors include a $63,481 increase in rental property expenses, a $56,158 increase in general and administrative expenses, and increased depreciation and interest expenses of $44,262 and $79,601, respectively. Rental property expenses reflect increases of $28,241 and $22,406 in building and grounds repair and maintenance and real estate taxes, respectively, which were primarily associated with the newly acquired Port Jefferson property. Likewise, the Company also experienced increases of $14,420 and $9,054 in utility expenses and property and casualty insurance premiums generally associated with the Port Jefferson property. These increases were partially reduced by $13,019 in salary and benefit costs due to a staff reduction. The increase in general and administrative expenses for the quarter is attributable to a $67,154 increase in condemnation litigation costs, a $42,167 increase in corporate governance expenses, and a $30,322 increase in directors fees and expenses. These increases were partially offset by reductions of $55,949 and $26,297 in professional fees and pension plan expenses, respectively. The increases in depreciation and interest expense for the quarter are attributable to the Port Jefferson property acquisition and the related mortgage payable.

As a result, the Company is reporting a loss from operations of $158,143 for the three months ended September 30, 2007 compared to a loss of $18,123 for the same period last year.

For the nine months ended September 30, 2007, expenses increased by $267,744 amounting to $2,795,175 compared to $2,527,431 during the same period last year. As in the case of the current quarter, the Company experienced similar increases of $71,950 in rental expense, $60,567 in general and administrative expense, and $52,112 and $83,115 in depreciation and interest expenses, respectively. With respect to rental expense, inclusive of the Port Jefferson acquisition, building and grounds repair and maintenance increased by $91,957 as did property and casualty insurance premiums and utilities, which increased by $25,215 and $17,663, respectively. The foregoing were somewhat mitigated by reductions in real estate taxes, attributable to the capitalization of taxes related to the Flowerfield development plan, and salaries and benefits, due to staff reduction, which declined by $37,497 and $23,302, respectively. General and administrative expenses reflect increases in corporate governance expenses totaling $152,175, directors fees and expenses of $56,462, salaries and benefits of $39,232, and outside professional fees amounting to $16,922. These increases were partially offset by a reduction of $96,749 in pension plan expenses and by the fact that the prior year included $68,235 in costs associated with strategic planning and $18,594 in office rental expense, both of which were non-recurring in the current period. Additionally, the Company experienced reductions of $12,763,


                                  Seq. Page 11

$7,878, and $6,405 in travel and entertainment expense, loan origination fees, and condemnation expense, respectively. The increase in depreciation expense is primarily attributable to the Port Jefferson acquisition which accounted for $42,475 of the total variance to the prior year. Likewise, the entire increase in interest expense is attributable to the Port Jefferson property acquisition and related mortgage payable.

For the nine month period, the Company is reporting a loss before benefit for income taxes of $734,718 compared to a loss of $314,115 for the same period last year. As mentioned earlier in this report, the Company recognized a benefit for income taxes of $825,989 and $330,814 for the nine month periods ended September 30, 2007 and 2006, respectively, resulting in net income of $91,271 and $16,699, respectively. The current year benefit consists of $725,000 attributable to the acquisition of the Port Jefferson property, which represents the reinvestment of a portion of the Advance Payment on the Flowerfield condemnation, and prior year refunds. The 2006 benefit consists of a deferred income tax adjustment of $297,974 resulting primarily from additional book to tax differences in the Callery-Judge Grove income.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $ 212.48 and the aggregate monthly rent flow from the property is currently $73,848.03. The property has a 97% occupancy rate. The Company satisfied $5,551,191.38 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.

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

FFO is calculated as follows:

                                                   Nine Months     Three Months
                                                      Ended           Ended
                                                  September 30,    September 30,
                                                      2007             2007
                                                  ------------     ------------
Net income (loss)                                 $     91,271     $   (158,143)
Condemnation costs                                     281,007          105,244
Benefit from income taxes                             (725,000)               -
Depreciation                                            77,139           54,677
Funds from operations                             $   (275,583)    $      1,778
                                                  ============     ============
Funds from operations per share                   $      (0.22)    $       0.00
                                                  ============     ============
Weighted average common shares outstanding           1,276,493        1,289,878
                                                  ============     ============

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities were $(3,423,577) and $25,644,848 during the nine months ended September 30, 2007 and 2006, respectively. The cash (used in) operating activities in the current period was primarily related to the payment of $(2,000,000) to Landmark in connection with an agreement to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. The cash provided by operating activities in the prior period consists of the receipt of $26,315,000 from the State of New York on the condemnation advance payment.

Net cash provided by (used in) investing activities was $8,586,473 and $(24,312,617) during the nine months ended September 30, 2007 and 2006, respectively. The cash provided by investing activities in the current period was primarily related to the sale and principal repayments of marketable


                                  Seq. Page 12
securities for $7,199,204 and $4,706,633, respectively. This was mitigated by costs associated with property, plant and equipment net of a deposit for $(3,319,364). Substantially all of these costs are related to the purchase of the Port Jefferson Professional Park. The principal use of cash in the prior period was related to the purchase of marketable securities of $(24,866,711).

Net cash (used in) provided by financing activities was $(5,111,695) and $74,052 during the nine months ended September 30, 2007 and 2006, respectively. The net cash (used in) financing activities during the current period was the result of a cash distribution payment to shareholders in the amount of $(5,160,157). Cash provided by financing activities in the prior period was from proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 8.75% at September 30, 2007. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of September 30, 2007, the Company had cash and cash equivalents of $3,002,488 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $14,850,823 at September 30, 2007. Net prepaid expenses and other assets shown in the accompanying chart does not include $117,852 and $27,451 of furniture and fixtures, net, and loan origination fees, net, for the nine months ended September 30, 2007 and 2006, respectively.

                                                      September 30,
                                               ----------------------------
                                                   2007            2006
                                               ------------    ------------

Current assets:
  Cash and cash equivalents                    $  3,002,488    $  2,951,287
  Investment in marketable securities            11,736,523      23,797,515
  Deposit on property                                     -         504,000
  Rent receivable, net                              141,321         106,959
  Interest receivable                               403,850         468,679
  Net prepaid expenses and other assets             304,388         309,594
                                               ------------    ------------
      Total current assets                     $ 15,588,570    $ 28,138,034
                                               ------------    ------------

Current liabilities:
   Accounts payable                            $    196,233    $    687,384
   Accrued liabilities                              188,919       2,174,460
   Tenant security deposits payable                 267,109         159,785
   Mortgage payable, current portion                 85,486               -
                                               ------------    ------------
       Total current liabilities               $    737,747    $  3,021,629
                                               ------------    ------------

Working capital                                $ 14,850,823    $ 25,116,405
                                               ============    ============

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP (the "Grove") is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The land was the subject of a change of zone application for a mixed use of residential, commercial and industrial development. This application has been rejected by the Palm Beach County Board of County Commissioners. The Company understands that the Partnership has filed an application with Palm Beach County for residential development at a level of density which was reduced from the previous application.

(c)  OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


                                  Seq. Page 13

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial institution. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. At times the Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2007. As of September 30, 2007, the Company's investments were in hybrid mortgaged backed securities that are fully guaranteed by agencies of the U.S. Government with an effective duration of between one and two years and totaled approximately $11,700,000.

With the exception of the reduction in longer-term investments from $23,800,000 to $11,700,000, the Company believes there have been no significant changes in market risk from that disclosed in the Company's Transition Report on Form 10-K for the eight months ended December 31, 2006.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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


                                  Seq. Page 14

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/100
------------------------------------------------------------------------------

Faith Enterprises, ("Faith") an operator of a child care center as a franchisee of Kiddie Academy, leased a suite of offices from the Company under a 15-year lease which commenced in March 2005 with a five-year option. Beginning approximately July 2005 and continuing throughout its occupation, Faith failed to pay the full monthly rent due under the lease. The Company served Faith with a series of default notices. The franchisor was also notified of the default but did not elect to terminate the franchise agreement nor pay the rent deficiency on behalf of the franchisee. In February 2007, the Company served Faith with a 10-day notice of default. Faith then commenced this action in New York State Supreme Court for Suffolk County seeking damages for breach of contract, fraudulent inducement and tortuous interference with business, claiming that the Company's issuance of press releases in December 2006 and January 2007 about its submission of an application to the Town of Smithtown to rezone its property caused Faith financial damages in lost clientele. Faith Enterprises is seeking $7 million in damages on each of the three claims and is requesting that it not pay rent during the pendency of the proceeding. Faith also filed an application for a Yellowstone injunction and a preliminary injunction to forestall the Company from proceeding with the non-payment eviction proceeding. The Company opposed that application and, in an order dated February 21, 2007, the Court denied Faith's request in its entirety. The Company also served and filed a motion to dismiss the entire case. In response to the motion to dismiss, Faith served an amended complaint. Gyrodyne filed an amended motion to dismiss the amended complaint, which was denied on October 2, 2007. We are preparing the answer to the amended complaint and a third-party complaint against the four individual guarantors of the Lease. The Company also commenced a proceeding in the District Court seeking to evict Faith Enterprises for non-payment of rent. That proceeding was commenced in March 2007, upon the Supreme Court's decision denying Faith Enterprises' request for preliminary injunctive relief. Faith consented to the issuance of an order by the District Court to vacate the premises and for a judgment for past due rent. Faith vacated the premises on April 6, 2007.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Item 1A Risk Factors

There were no material changes to the Company's risk factors in the third quarter of 2007.

Items 2 through 5 are not applicable to the three months ended September 30, 2007.

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

                        GYRODYNE COMPANY OF AMERICA, INC.


   Date: October 29, 2007       /S/ Stephen V. Maroney
                                ----------------------
                                Stephen V. Maroney
                                President, Chief Executive Officer and Treasurer

   Date: October 29, 2007       /S/ Frank D'Alessandro
                                ----------------------
                                Frank D'Alessandro
                                Controller


                                  Seq. Page 15