Form 10-K
period 2007-12-31
GYRODYNE CO OF AMERICA INC
filed 2008-03-28
CIK 44689

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________.

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

                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]              Accelerated filer [ ]
Non-accelerated filer [ ]                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2007 was $32,718,260. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 18, 2008 1,289,878 shares of the Registrant's common stock, par value $1 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                      ----

                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 2007
                      ------------------------------------


ITEM #                                                                      PAGE
------                                                                      ----

PART I
          1 Business                                                         3
         1B Unresolved Staff Comments                                        6
          2 Properties                                                       6
          3 Legal Proceedings                                                7
          4 Submission of Matters to a Vote of Security Holders              8

PART II
          5 Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                9
          7 Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                         10
          8 Financial Statements and Supplementary Data                      18
          9 Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         18
      9A(T) Controls and Procedures                                          18
         9B Other Information                                                19
PART III
         10 Directors, Executive Officers and Corporate Governance
            of the Registrant                                                19
         11 Executive Compensation                                           22
         12 Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       24
         13 Certain Relationships and Related Transactions                   26
         14 Principal Accounting Fees and Services, and Director
            Independence                                                     26

PART IV
         15  Exhibits, Financial Statement Schedules                         27

Signatures                                                                   29
Exhibit Index                                                                30

                                     PART I

Item 1 Business

The statements made in this Form 10-K that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company's litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company's SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describe. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Business Development
--------------------

Gyrodyne Company of America, Inc. (the "Company") was organized in 1946 as a corporation under the laws of the State of New York. The Company's headquarters are located at 1 Flowerfield, Suite 24, St. James, New York 11780. The Company's main phone number is (631) 584-5400. The Company maintains a website at www.gyrodyne.com.

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy. Following a sharp reduction in the Company's helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation. The Company has since concentrated its efforts on the development of its real estate holdings in St. James, New York. The converted buildings consist of approximately 127,392 rentable square feet housing 52 tenants in space suitable for office, engineering, manufacturing, and warehouse use. The property, which is known as Flowerfield, consists of 68 acres. Approximately 10 acres are utilized for the rental property and the balance of 58 remains undeveloped. On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $212 and the aggregate annual rent flow from the property was $876,394 at the time of the acquisition. The property has a 97% occupancy rate. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.

Effective May 1, 2006, the Company elected to be taxed as a real estate investment trust ("REIT") for federal and state income tax purposes. The Company plans to acquire, manage and invest in a diversified portfolio of real estate composed of office, industrial, retail and service properties primarily in the New York City Metropolitan area.

In accordance with Internal Revenue Code ("IRC") section 1033, in order to defer federal and state taxes on the gain from condemnation of the Flowerfield property, the Company must reinvest the proceeds from the condemned property by April 2009 with property that qualifies for such tax treatment under IRC section 1033. The Port Jefferson Professional Park qualifies as replacement property under IRC section 1033. The Advance Payment from the condemnation was $26,315,000 and as of December 31, 2007, the remaining balance of condemnation proceeds to be reinvested is approximately $17,401,000.

In 1965, the Company acquired a 20% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership, which owns a 3,500+ acre citrus grove located in Palm Beach County, Florida, for a purchase price of $1.1 million. Based on three subsequent capital infusions in which the Company did not participate, the Company's share is now approximately 11%. The investment has yielded distributions of approximately $5.5 million in the aggregate. The property is the subject of a plan for mixed use development of primarily residential with some commercial and retail development, which currently is under review by state and local municipal authorities.

On June 17, 2005, the Company retained the investment banking firm of Coady Diemar Partners to assist management and the Board of Directors in reviewing the Company's strategic options. On December 9, 2005, the Company presented at its 2005 annual shareholders meeting a strategic plan for the future direction of the Company. The objective of the plan is to position the Company so that it is best able to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of the Company's shareholders in a tax efficient manner. The plan calls for achieving this objective by pursuing a conversion to a real estate investment trust, disposition and redeployment of the assets of the Company in a tax efficient manner, maximization of the value for the remaining 68 acres at Flowerfield, and vigorous pursuit of maximum value from the State of New York for the 245.5 acres of Flowerfield taken by eminent domain. Following the Company's conversion to a REIT, which the Company completed in 2007, effective May 1, 2006, and so long as Gyrodyne qualifies for REIT tax status, the Company generally will not be subject to New York State and federal corporate income taxes on income and gain generated after May 1, 2006, the effective date of the Company's REIT election, from investments in real estate, thereby reducing the Company's corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of distributions as a C corporation.

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in approximately 245.5 acres of the Flowerfield Property pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the property. Under the EDPL, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment subject to the court's discretion. See Note 3 in the footnotes to the consolidated financial statements.

On May 1, 2006, the Company filed a Notice of Claim with the Court of Claims of the State of New York seeking $158 million in damages from the State of New York resulting from the eminent domain taking by the University of the 245.5 acres of the Flowerfield property. See "Legal Proceedings".

The Company initially invested the advance payment from the condemnation of $26,315,000 in short term U.S. Government securities and interest bearing deposits which were valued at $26,184,383 and $238,593, respectively, as of April 30, 2006. Subsequently, the Company invested in hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government which are qualified REIT investments; at December 31, 2007, those investments totaled $10,816,269. The balance of the funds were placed in interest bearing deposits which totaled $3,110,144 at December 31, 2007.

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

On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark's agreement not to pursue the foregoing claims, for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. Landmark will receive an additional $1,000,000 over the next thirty-six months, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation. The Company accrued $1,500,000 as additional condemnation expense as of December 31, 2006. As is the case with various other expenses relating to the condemned property, the Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

Description of the Company's Business
-------------------------------------

The Company manages its real estate operations and is a passive investor as a limited partner in the Callery Judge Grove, L.P., which owns a large citrus grove in Palm Beach County, Florida. The Company currently has a total of 7 full time employees involved in support of the real estate operation and development plans. Competition among industrial and office rental properties on Long Island is intense. There are numerous commercial property owners that compete with the Company in attracting tenants, many of which are substantially larger than the Company. See Item 2, "Properties" for a discussion regarding dependence on major tenants.

Real Estate
-----------

Gyrodyne owns a 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. The Company currently has 127,392 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2007, there were 52 tenants, comprising 61 leases, renting space with an annual base rent of $1,558,822. A majority of the Company's leases, 50 out of 61, are one year leases and represent approximately 82% of the total annual rent. The Flowerfield property is located in Smithtown Township. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During the years ended December 31, 2007 and December 31, 2006, the Company had no material expenses related to environmental issues.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $212 and the aggregate annual rent flow from the property as of December 31, 2007 is $897,949. The property has a 97% occupancy rate. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.

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

Tax Status
----------

Effective May 1, 2006, the Company elected to be taxed as a REIT for state income tax and federal income tax purposes under section 856(c)(1) of the Internal Revenue Code (the "Code"). As a result of the election, the Company converted to a December 31 fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Competition
-----------

All of the rental properties owned by the Company are located in St. James and Port Jefferson Station, New York on the North Shore of Long Island. The Company competes in the leasing of professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company. Principal factors of competition in the Company's rental property business are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company's ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Major Customers
---------------

For the year ended December 31, 2007, rental income from the three largest tenants represented 9%, 7% and 5% of total rental income. For the year ended December 31, 2006, rental income from the three largest tenants represented 15%, 11% and 9% of total rental income.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has approximately 127,392 square feet of rental space and has 52 tenants. The Company also owns a professional office park which consists of ten buildings located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has approximately 41,651 square feet of rental space and has 21 tenants.

The land at both locations is carried on the Company's balance sheet at cost in the amount of $2,861,483 while the buildings and improvements are carried at a depreciated cost of $7,807,129. The Company has a secured revolving line of credit in the amount of $1,750,000. The outstanding balance was zero as of December 31, 2007 and 2006. Collateral for the credit line consists of Building #7 and the surrounding 6 1/2 acres located at Flowerfield in St. James.

The average age of the Flowerfield buildings is approximately 48 years while the Port Jefferson Station buildings have an average age of 34 years. Both facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 105 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling. In the ten buildings located in Port Jefferson Station, the rental unit sizes range from 384 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals.

The Company currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is Management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2007 for the total Company property:

                                                           Annual                    Number Of
                                                            Base                    Tenants Who
                      Rentable                Annual        Rent        Number       Occupy 10%
                       Square     Percent      Base      Per Leased       Of         Or More Of
      Property          Feet      Leased       Rent       SQ. FT.      Tenants    Rentable Sq. Ft.
      --------          ----      ------       ----       -------      -------    ----------------
   St. James, NY      127,392       90%     $1,558,822     $13.63         52             1

  Port Jefferson
    Station, NY        41,651       97%      $897,949      $22.23         21             0

The Company has one tenant in St. James, NY with over 10% of the rentable square footage. The principal nature of this tenant's business is providing a day treatment program for adults. The principal provisions of its lease include the rental of 12,980 square feet of space with an annual base rent of $218,400, expiring April 30, 2008.

The following table sets forth the Company's lease expiration table as of December 31, 2007:

                     Number of     Square         Total       % of Gross Annual
                      Leases        Feet          Annual      Rental Represented
 Fiscal Year End     Expiring     Expiring         Rent         By Such Leases
 ---------------     --------     --------         ----         --------------
       2008             57         106,774     $1,593,684           64.87%
       2009              6           9,841        139,561            5.68%
       2010             13          25,033        435,141           17.71%

       2011              3           7,681        188,426            7.67%

       2012              2           3,853         55,038            2.24%
       2013              1           1,616         44,921            1.83%

The Company's properties are located in the hamlets of St. James and Port Jefferson Station, New York. The Company has filed an application for the zoning of approximately 62.4 acres in St. James to be changed from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential. They are primarily zoned for light industrial and professional office use, with a small portion zoned for residential use.

Item 3 Legal Proceedings

Gyrodyne Company of America, Inc. v. The State University of New York at Stony
------------------------------------------------------------------------------
Brook
-----

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in 245.5 acres of the Company's Flowerfield Property pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the property. Under the EDPL, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment. See
Note 3 in the footnotes to the consolidated financial statements for a further discussion of the accrued interest on the proceeds on the condemnation of the Flowerfield property. On May 1, 2006, the Company filed a Notice of Claim with the Court of Claims of the State of New York seeking $158 million in damages from the University resulting from the condemnation of the 245.5 acres of the Company's Flowerfield property. While the Company believes that a credible case for substantial additional compensation can be made, it is possible that the Company may be awarded a different amount than is being requested, including no compensation, or an amount that is substantially lower than the Company's claim for $158 million. It is also possible that the Court of Claims could ultimately permit the State to recoup part of its advance payment to the Company.

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.
--------------------------------------------------------------------------------

Faith Enterprises ("Faith") a tenant at 7 Flowerfield failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith subsequently sued the Company in Suffolk Supreme Court, seeking $7 million in damages on each of three claims (breach of contract, fraudulent inducement and tortuous interference with business) and also seeking to enjoin the Company from commencing a non-payment eviction proceeding (which the Court denied). The Company thereafter commenced a non-payment proceeding, in which Faith agreed to an order to vacate the premises and for a judgment of past due rent of $115,051. Faith vacated the premises in April 2007. Faith continues to pursue its claims for damages in the Suffolk Supreme Court action. In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease, Thomas O. Dodge, Cathleen Dodge, Michael Maurer and Kelly Maurer. In January 2008, Plaintiff (Faith) filed a motion to consolidate this case with another matter it had commenced against the entities from whom Faith purchased the business. The Court has not yet ruled on this motion.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Item 4 Submission of Matters to a Vote of Security Holders

The Company's annual shareholders meeting for the Eight Months Ended December 31, 2006 was held on December 5, 2007 (the "2007 Annual Meeting"). On each matter submitted to shareholders, the votes were as follows:

To elect three directors to serve for a term of three years or until their successors shall be elected and shall qualify:

                                               For           Withheld
                                               ---           --------
           Ronald J. Macklin                 578,218           5,610
           Stephen V. Maroney                578,209           5,619
           Philip F. Palmedo                 577,233           6,595
           Phillip Goldstein                 513,687           5,254
           Andrew Dakos                      493,505          25,436

The directors whose term of office as a director continued after the 2007 Annual Meeting are as follows: Paul L. Lamb, Robert H. Beyer, Elliot H. Levine, Richard
B. Smith and Nader G.M. Salour.

On the Shareholder proposal submitted by Full Value Partners, a member of the Bulldog Investor Group, to abolish the Company's Shareholder Rights Plan: votes for 511,734; against 590,927; abstain 108.

On the proposal to ratify the engagement of Holtz Rubenstein Reminick, LLP as independent certified public accountants and auditors for the 2007 fiscal year: votes for 1,067,098; against 6,372; abstain 29,299.

On December 3, 2007, the Company announced that it had dismissed its claim against Timothy Brog, one of the three persons for whom Full Value Partners had solicited proxies for election as directors at the 2007 Annual Meeting, in the matter titled Gyrodyne Company of America, Inc. v. Full Value Partners L.P., et. al, No. 07-CV-4859. As part of such settlement with Mr. Brog, the Company and Mr. Brog agreed to mutual releases with respect to claims arising out of the 2006 and 2007 Annual Meetings. Prior to the announcement, Gyrodyne was notified that Full Value Partners did not intend to nominate Mr. Brog for election at the 2007 Annual Meeting, and that Mr. Brog withdrew his consent to serve as a director if elected.

In its letter to shareholders dated October 29, 2007, the Company stated: "The Staff of the Securities and Exchange Commission notified [Phillip] Goldstein and his fellow nominees, Andrew Dakos and Timothy Brog, that they `committed a federal securities law violation' in soliciting Gyrodyne shareholders last year. Messrs. Goldstein, Dakos and Brog even ignored the SEC Staff's instructions to revise their proxy statement to properly disclose the violation and inform Gyrodyne shareholders that votes for Mr. Goldstein would not be counted because Mr. Goldstein failed to comply with the Company's bylaw requirements." As part of the settlement with Mr. Brog, the Company stated publicly that it subsequently learned that Mr. Brog, a director nominee of Full Value Partners in 2006 and 2007, did not prepare or review, nor was he involved in the preparation of, Full Value Partners' proxy materials in 2006 or 2007; that the Company had been informed that Mr. Brog never received any notice from the Securities and Exchange Commission (the "SEC") or the staff of the SEC (the "Staff") regarding Full Value Partners' 2006 and 2007 proxy materials and that Full Value did not provide Mr. Brog notice of, or a copy of, the Staff's correspondence concerning its 2006 proxy materials; and therefore, it is the Company's belief that Mr. Brog never ignored the Staff's instructions or comments relating to Full Value's proxy materials in 2006 and 2007.

                                     PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market information

The Company's Common Stock, $1 Par Value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company's stock is publicly traded. Set forth below are the high and low bid quotations for the Company's stock for each full quarter within the two most recent fiscal years:

     ------------------------------------------------------------
           Quarter Ended                 Low           High
     ------------------------------------------------------------
            Fiscal 2006
     ------------------------------------------------------------
     March 31, 2006                    $41.90       $46.50
     ------------------------------------------------------------
     June 30, 2006                     $43.68       $56.99
     ------------------------------------------------------------
     September 30, 2006                $45.50       $53.71
     ------------------------------------------------------------
     December 31, 2006                 $43.42       $62.00
     ------------------------------------------------------------


     ------------------------------------------------------------
           Quarter Ended
            Fiscal 2007                   Low          High
     ------------------------------------------------------------
     March 31, 2007                    $58.63        $73.59
     ------------------------------------------------------------
     June 30, 2007                     $55.04        $63.58
     ------------------------------------------------------------
     September 30, 2007                $46.01        $57.44
     ------------------------------------------------------------
     December 31, 2007                 $39.75        $51.50
     ------------------------------------------------------------

(b) Approximate number of equity security holders, including shares held in street name by brokers.

                                                Number of Holders of Record
          Title of Class                            as of February 21, 2008
          -----------------------------------------------------------------
          Common Stock, $1.00 Par Value                     709

(c) On April 9, 2007, the Company paid a special cash distribution of $4.00 per share to all shareholders of record as of the close of business on March 26, 2007. There were no cash dividends declared on the Company's Common Stock during the year ended December 31, 2007 and 2006.

(d)  Equity Compensation Plan Information.

     As of December 31, 2007, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(e)  Performance Graph

The following graph compares total stockholder returns from April 30, 2002 through December 31, 2007 to the Standard & Poor's 500 Index ("S&P 500") and to the Dow Jones U.S. Real Estate Index Fund ("DJ Real Estate Index"). The graph assumes that the value of the investment in the Company's Common Stock and in the S&P 500 and DJ Real Estate Index indices was $100 at April 30, 2002 and that all dividends were reinvested. The price of the Company's Common Stock on April 30, 2002 (on which the graph is based) was $16.95. The stockholder return shown on the following graph is not necessarily indicative of future performance.

                               [GRAPHIC OMITTED]

Index                  4/30/2002  4/30/2003  4/30/2004  4/30/2005  4/30/2006  12/31/2006  12/31/2007
-----                  ---------  ---------  ---------  ---------  ---------  ----------  ----------
Gyrodyne                 100.00     99.41      159.41     240.41     279.65     365.78      271.21
S&P 500                  100.00     85.14      102.82     107.42     121.70     131.70      136.35
DJ Real Estate Index     100.00     93.16      108.91     138.96     166.11     196.05      154.49

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATION

The statements made in this Form 10-K that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company's litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company's SEC reports. The Company assumes no obligation to update the information in this Form 10-K.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty nine years for buildings and improvements and three to twenty years for machinery and equipment.

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

Stock-Based Compensation
------------------------

Effective January 1, 2006, the Company's stock options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces

FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

As a result of the adoption of FAS 123 (R), the Company's results for the year ended December 31, 2007 and 2006 includes share-based compensation expense totaling $0. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the aforementioned periods is also $0.

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

           RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007
                 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

The Company is reporting a net loss of $1,551,654 for the fiscal year ended December 31, 2007 compared to a net loss of $176,302 for the twelve months ended December 31, 2006. Diluted per share losses amounted to ($1.21) and ($0.14) for 2007 and 2006, respectively. Both periods included the recognition of tax benefits which amounted to $403,989 and $1,747,814, for 2007 and 2006, respectively, and are more fully described in a latter section of this report.

Rental revenues amounted to $1,879,882 which represents a $565,912 increase over the prior year when revenues totaled $1,313,970. For the most part, the increase is attributable to the purchase of a ten building medical park in Port Jefferson, N.Y. in mid-2007. The acquisition accounted for $518,833 of the reported increase with the Flowerfield property in St. James N.Y. accounting for $47,079. As a result of interest on condemnation advance payment of $538,556 in 2006, interest income declined by $556,838 in 2007, and totaled $1,038,150 in 2007 compared to $1,594,988 in 2006.

Reflecting the above repositioning of the Company's assets, total revenues amounted to $2,918,032 compared to $2,908,958 for the prior year. The decrease in the earnings capacity of the Company's investment securities and interest bearing deposits was offset by increased rental revenues.

Rental expenses amounted to $896,340 for 2007, an increase of $164,810 over the 2006 results which totaled $731,530. Here again, the acquisition of the medical park in Port Jefferson in June of this year accounted for $179,372 of this increase while Flowerfield expenses were actually reduced by $14,562.

General and administrative expenses increased by $779,190 for the current reporting period, amounting to $3,332,332 compared to $2,553,142 in 2006. Specifically, the largest single contributing factor was in corporate governance expense which includes the costs associated with a proxy contest initiated by the Bulldog Investor Group which unsuccessfully proposed to abolish Gyrodyne's shareholder rights plan and replace incumbent directors with its nominees for the second consecutive year. Expenses related to these proxy contests have now impacted the Company by $756,656 in 2007 and $207,552 in 2006, accounting for $549,104 or 70% of the overall increase in general and administrative expenses. Additionally, due to the change in the Company's fiscal year, approximately $40,000 in corporate governance expenses were reclassified to the twelve month period ended December 31, 2005. There were a number of other contributing factors to the balance of the increase in general and administrative expenses which include increases of $187,452 in condemnation litigation expense, $96,556 in salaries and benefits, $66,493 in accounting fees, $48,769 in charges for outside services, and $42,337 in Directors' fees. The increase in salary and benefits is attributable to a change in the Company's fiscal year resulting in bonuses for two fiscal years being distributed during 2007 and increased premiums for group medical insurance which amounted to $72,603 and $14,310, respectively. Accounting fees include a prior year charge and fees related to the Port Jefferson acquisition as well as an increase in the overall engagement fees of the Company's accounting firm. The most significant contributing factors to the increase in expenses for outside services relates to consulting fees associated with Sarbanes-Oxley compliance issues. The increase in Directors' fees is the result of having an increased number of Board meetings, brought about by events such as the Bulldog Investor Group proxy contest and litigation. These increases were partially offset by current year reductions in legal and consulting fees and costs associated with the Company's strategic plan amounting to $113,379 and $34,097, respectively. The reduction in legal and consulting fees primarily relates to the Company's REIT conversion and the termination of two contracts with Landmark National to develop a residential golf course community on the Flowerfield property. Additionally, based on the standard accounting practice for pension plans, 2007 reflects pension income of $44,855 versus pension expense of $91,700 in 2006, a variance of $136,555.

Depreciation expense increased by $101,774 during 2007 and includes the addition of $86,196 attributable to the newly acquired Port Jefferson property. Likewise, interest expense increased by $162,450 which is entirely attributable to the mortgage on the medical park in Port Jefferson.

The 2007 operating expenses also include a provison for a loss of interest on condemnation proceeds amounting to $332,377 which represents a previously recorded interest receivable pertaining to the Advance Payment in connection with the 2005 condemnation of 245 acres of property and certain buildings by the State University of New York at Stony Brook. Although the Company had been assured by counsel representing the State that a statutory interest rate of 9% was due and payable on the Advance Payment of $26.3 million, the State of New York has now taken the position that a lesser interest rate was applicable. The Company is pursuing this amount along with its claim for $158 million in additional compensation in the Court of Claims of the State of New York.

As a result, the Company is reporting a loss from operations before loss on condemnation of rental property totaling $1,955,643 in 2007 compared to a loss of $424,116 in 2006.

Fiscal 2006 included a recognition of a $1.5 million additional loss on the condemnation of rental property. As a result, the Company is reporting a loss before benefit for income taxes totaling $1,955,643 compared to a loss of $1,924,116 for the years ended December 31, 2007 and 2006, respectively.

The reinvestment of a portion of the condemnation Advance Payment in the Port Jefferson property created a benefit for income taxes amounting to $725,000. Adding to the Port Jefferson benefit, the Company also recognized a benefit from prior year tax refunds amounting to $100,989 which were reduced by a $422,000 deferred tax adjustment primarily the result of a book to tax difference relating to the Callery-Judge Grove income. Combined, the three entries brought the total benefit to $403,989 for fiscal 2007. As a result, the Company is reporting a net loss of $1,551,654 for fiscal 2007. Fiscal 2006 included a benefit for income taxes totaling $1,747,814 which, for the most part, represented the reversal of deferred taxes for differences between financial reporting and the tax bases of assets and liabilities relating to the Company's conversion to a real estate investment trust. As a result, the Company reported a net loss of $176,302 for 2006.

           RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006
                 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

The Company is reporting a net loss of $176,302 for the twelve month period ended December 31, 2006 compared to net income totaling $12,881,345 for the twelve months ended December 31, 2005. The diluted per share loss for the current period amounted to ($0.14) compared to earnings of $10.26 per share for the same period during the prior year.

The major contributing factor to this significant variance was the November 2005 condemnation by the State University of New York at Stony Brook of 245.5 acres of the Flowerfield property located in Stony Brook/Saint James, New York for which the Company received $26,315,000 in the form of an Advance Payment in March 2006; this action resulted in a gain of $20,710,339. In addition, the prior year period also included the receipt of the final payment on a $1.8 million mortgage, resulting from the sale of real estate, which matured in August 2005; the gain on that transaction amounted to $1,573,900. Subsequent to December 31, 2006, in February 2007, the Company entered into an agreement with Landmark National to terminate two contracts associated with an earlier development plan to design and construct a residential golf course community on the Flowerfield property that was ultimately condemned. The Company agreed to pay Landmark National $2,000,000, $500,000 of which had previously been accrued, in recognition of services rendered and to terminate the two contracts. The termination agreement also releases the Company from a claim Landmark had asserted that it was entitled to 10% of all condemnation proceeds and any future sale or development of the remaining Flowerfield acreage. As a result, $1,500,000 was expensed in 2006 and will be added to the Company's claim for additional compensation for the condemned property in its pending litigation against the State of New York.

Total revenues increased by $574,868 for the twelve month period ended December 31, 2006, totaling $2,908,958 compared to $2,334,090 for the same period last year. Rental income declined by $567,430 for the reporting period, totaling $1,313,970 compared to $1,881,400 for the same period last year. Of that total decrease, $484,471, or 85% of the variance was directly attributable to the condemnation and the loss of rental income associated with the property included in the eminent domain taking. The $82,959 balance of the decline in revenue is the net result of terminated leases and new tenancies.

Interest income increased by $1,142,298, totaling $1,594,988 and $452,690 for the current reporting period and for the twelve months ended December 31, 2005, respectively. This increase is attributable to the investment of the $26.3 million Advance Payment received in connection with the condemned property in March 2006. In that regard, interest income includes $658,281 relating to the Company's investment in mortgage backed securities issued by U.S. Government Agencies and $538,556 in interest received in connection with the Advance Payment.

Rental expenses decreased by $60,412, amounting to $731,530 and $791,942 for the twelve months ended December 31, 2006 and 2005, respectively. Contributing factors include lower fuel costs totaling $21,376, reductions of $54,160 in salaries and benefits, $11,910 in plant security, and $69,629 in outside services. During the prior year, salaries and benefits included $26,830 in employee early retirement expenses and reduced staffing levels. The decrease in outside services is attributable to storm drain improvements during 2005. Partially offsetting these decreased expenses were increased costs associated with general maintenance issues totaling $36,532, increased insurance premiums of $8,967, and real estate taxes of $62,074. In the case of the real estate taxes, a portion of the increase was due to annual incremental adjustments while the balance was due to the fact that, in prior periods, taxes associated with undeveloped property included in the development plan were capitalized.

General and administrative expenses consist primarily of third party professional and consulting fees, corporate governance expenses, and salaries and benefits for the executive and administrative staff. General and administrative expenses increased by $386,994 for the twelve months ended December 31, 2006 and totaled $2,553,142 compared to $2,166,148 for the same period during the prior year. There were several factors and events that contributed to this increase. Expenses associated with the Company's annual meeting , which totaled $207,552, exceeded the prior year by $61,321 and were directly attributable to an attempt by a dissident shareholder group to wage a proxy contest in an effort to gain three seats on the Company's Board of Directors. Legal and consulting fees associated with the Landmark agreement amounted to $91,463 and costs related to the Company's conversion to a REIT accounted for $117,735. Expenses incurred during the current reporting period associated with the pursuit of additional compensation for the condemned Flowerfield property totaled $263,561 and represented an increase of $174,598 over the prior year. Other increases include $25,748 in accounting fees, $64,614 for the conversion of the Company's internal accounting system, $55,309 in salaries and benefits, and $28,427 in Directors fees. Partially offsetting the foregoing increases, the Company experienced a reduction of $61,596 in pension plan expenses and a savings of $37,104 associated with canceling a rental agreement for office space utilized during the prior year. Additionally, prior year results included $116,144 in expenses relating to the development of the Company's strategic plan for conversion to a REIT.

Depreciation expenses amounted to $48,402 and $72,502 for the year ended December 31, 2006 and 2005, respectively. The decrease of $24,100 is attributable to the fact that the condemnation included improved properties.

As a result, the Company is reporting a loss from operations totaling $424,116 compared to a loss of $705,603 for the years ended December 31, 2006 and 2005, respectively.

As previously mentioned, during the prior year, the Company received an Advance Payment in connection with the condemnation of 245.5 acres of its Flowerfield property in Stony Brook/Saint James, N.Y., resulting in a realized gain of $20,710,339. In addition, a gain on the sale of real estate amounting to $1,573,900 relating to a $1.8 million mortgage due and payable in August, 2005 was recorded. These non-recurring events account for the dramatic variance to the current period which includes the $1,500,000 charge for terminating the two Landmark National contracts also mentioned earlier in this report.

The results for 2006 include a tax benefit of $1,747,814 which, for the most part, consisted of the reversal of deferred taxes for differences between financial reporting and the tax bases of assets and liabilities relating to the Company's conversion to a real estate investment trust. For the period ended December 31, 2005, the provision for income taxes amounts to $8,697,291 and reflects the deferred portion of the gain associated with the Advance Payment from the condemnation.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was $(3,649,919) and $25,655,694 during the years ended December 31, 2007 and 2006, respectively. The cash (used in) operating activities in the current period was primarily related to the payment of $(2,000,000) to Landmark in connection with an agreement to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. The cash provided by operating activities in the prior period primarily consists of the receipt of $26,315,000 from the State of New York on the condemnation advance payment.

Net cash provided by (used in) investing activities was $9,399,693 and $(24,404,511) during the years ended December 31, 2007 and 2006, respectively. The cash provided by investing activities in the current period was primarily related to the sale and principal repayments of marketable securities for $7,199,204 and $5,650,415, respectively. The Company invested in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by agencies of the U.S. Government. This was mitigated by costs associated with property, plant and equipment net of a deposit for $(3,449,926). Substantially all of these costs are related to the purchase of the Port Jefferson Professional Park. The principal use of cash in the prior period was related to the purchase of marketable securities of $(24,784,143).

Net cash (used in) provided by financing activities was $(5,245,920) and $74,052 during the years ended December 31, 2007 and 2006, respectively. The net cash (used in) financing activities during the current period was the result of a cash distribution payment to shareholders in the amount of $(5,160,157). Cash provided by financing activities in the prior period was from proceeds from the exercise of stock options. The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 8.25% at December 31, 2007. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of December 31, 2007, the Company had cash and cash equivalents of $3,455,141 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements. Working capital, which is the total of current assets less current liabilities as shown in the accompanying chart, amounted to $13,515,402 at December 31, 2007. Net prepaid expenses and other assets shown in the accompanying chart does not include $114,261 and $23,197 of furniture and fixtures, net, and loan origination fees, net, for the years ended December 31, 2007 and 2006, respectively.

The following table presents the Company's working capital for December 31, 2007 and 2006:

                                                        December 31,
                                                     2007           2006
                                                 ------------   ------------

     Current assets:
        Cash and cash equivalents                $  3,455,141   $  2,951,287
        Investment in marketable securities        10,816,269     23,797,515
        Deposit on property                                 -        504,000
        Rent receivable, net                           94,693        106,959
        Interest receivable                            64,712        468,679
        Net prepaid expenses and other assets         238,216        313,848
                                                 ------------   ------------
     Total current assets                          14,669,031     28,142,288
                                                 ------------   ------------

     Current liabilities:
         Accounts payable                             617,558        687,384
         Accrued liabilities                          174,007      2,174,460
         Tenant security deposits payable             275,343        159,785
         Mortgage payable, current portion             86,721              -
                                                 ------------   ------------
          Total current liabilities                 1,153,629      3,021,629
                                                 ------------   ------------

     Working capital                             $ 13,515,402   $ 25,120,659
                                                 ============   ============

The Company operates as a real estate investment trust for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Code, to its shareholders, among other requirements. The Company expects to continue to use its cash flow from operating activities to pay distributions to shareholders and to support the operating activities of the Company.

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

During fiscal 2004, the Company restructured an outstanding mortgage loan on the Flowerfield property. That loan was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent. At December 31, 2007 and December 31, 2006, the Company had no outstanding indebtedness against this credit facility.

The following table presents the Company's expected cash requirements for contractual obligations outstanding as of December 31, 2007:

                                                    Payments Due By Period

Contractual Obligation                       Less than        1-3          3-5       More than
                                  Total        1 Year        Years        Years       5 Years
                                ----------   ----------   ----------   ----------   ----------
Astoria Federal Savings         $5,502,623   $   86,721   $  189,104   $  212,093   $5,014,705
Landmark National                  722,222      333,333      388,889            -            -
Accrued Expense                     30,472        8,918       17,837        3,717            -
                                ----------   ----------   ----------   ----------   ----------
Total Contractual Obligations   $6,255,317   $  428,972   $  595,830   $  215,810   $5,014,705
                                ==========   ==========   ==========   ==========   ==========

INCOME TAXES

Effective May 1, 2006, the Company elected to be taxed as a REIT for state income tax and federal income tax purposes under section 856(c)(1) of the Internal Revenue Code (the "Code"). As a result of the election, the Company converted to a December 31 fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the

Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the year ended December 31, 2007 and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company's REIT status.

The Company's investment in the Grove is held as a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company's share of the Grove's taxable income for the year ended December 31, 2007 and the eight months ended December 31, 2006.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the Callery-Judge Grove located in Palm Beach County, Florida. The investment represents a 10.93% limited partnership interest in a limited partnership that owns a 3,500+ acre citrus grove. The property is the subject of a plan for a mixed use of residential, commercial, and retail development which is under review by the local municipal and state authorities. The Company is accounting for the investment under the equity method. As of December 31, 2007, the carrying value of the Company's investment was $0. Based upon the most recent independent third party appraisal, which was conducted by Pinel Appraisal Services, Inc. in June 2007, the Company's investment, strictly on a pro-rata basis, has a current estimated fair value of approximately $22.4 million without adjustment for minority interest and lack of marketability discount.

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

On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark's agreement not to pursue the foregoing claims, for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. Landmark will receive an additional $1,000,000 over the next thirty-six months, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation. The Company accrued $1,500,000 as additional condemnation expense as of December 31, 2006. As is the case with various other expenses relating to the condemned property, the Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

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

Consolidated Financial Statements include:
     (1)  Report of Independent Registered Public Accounting Firm
     (2)  Consolidated Balance Sheets as of December 31, 2007 and 2006
     (3) Consolidated Statements of Operations for the years ended December 31, 2007 and 2006
     (4) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2007 and 2006
     (5) Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
     (6)  Notes to Consolidated Financial Statements
     (7)  Schedules
               All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
               Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2007 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles in the United States, and that the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the Company's assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B Other Information

     None.


                                    PART III

Item 10 Directors, Executive Officers and Corporate Governance

(a) The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2008 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

            Name & Principal Occupation or Employment                             Age      First Became a    Current Board
                                                                                              Director        Term Expires
---------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney                                                                 65           1996              2010
President, CEO, CFO, Treasurer, and Director of the Company

Peter Pitsiokos                                                                    48           ---
COO, Secretary and Chief Compliance Officer of the Company

Frank D'Alessandro                                                                 61           ---
Controller of the Company

Paul L. Lamb                                                                       62           1997              2009
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Robert H. Beyer                                                                    74           1977              2008
Consultant
Director of the Company

Philip F. Palmedo                                                                  73           1996              2010

Managing Director and Chairman of Kepler Asset Management and
Chairman of International Resources Group
Director of the Company

Elliot H. Levine                                                                   55           2004              2008
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith                                                                   53           2002              2009
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

Ronald J. Macklin                                                                  45           2003              2010
Assistant General Counsel for National Grid USA
Director of the Company

Nader G.M. Salour                                                                  49           2006              2009
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

Peter Pitsiokos, age 48, joined the Company in July 1992 as its Assistant Secretary and General Counsel and has been the Company's Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a Law degree from Villanova University and a BA degree from Stony Brook University.

Frank D'Alessandro, age 61, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D'Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 62, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

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

Philip F. Palmedo, age 73, was appointed to the Board of Directors in July 1996. Mr. Palmedo is currently Managing Director and Chairman of Kepler Asset Management as well as Chairman of International Resources Group and former President of the Long Island Research Institute. He was a founder of all three companies. Mr. Palmedo has shepherded numerous fledgling businesses into the financial and technological markets and completing several financing agreements. He has M.S. and Ph.D. degrees from M.I.T.

Elliot H. Levine, age 55, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine's work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 12 years as senior member of Levine & Seltzer.

Richard B. Smith, age 53, was appointed to the Board of Directors in November 2002. Mr. Smith is currently a Vice President in the Commercial Banking Division of the First National Bank of Long Island. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank until February, 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society and also serves as a Trustee for St. Catherine's Medical Center in Smithtown, NY.

Ronald J. Macklin, age 45, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Assistant General Counsel for National Grid USA and formerly KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University's Albany Law School.

Nader G.M. Salour, age 49, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company's annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He has served as President of Abacoa Development Company, from June 1996 to June 2006, and as a Director of Abacoa Partnership for Community from December 1997 to present.

(c)  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company directors, executive officers, and any person holding more than ten percent ("10% Holder") of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company's review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2007 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2007 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company's executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2007 or prior fiscal years.

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

Item 11 Executive Compensation

(a)  Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company's executive officers for services rendered during the years ended December 31, 2007 and 2006.

                                                 SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                                                                          Non-equity  Nonqualified
                                                                          incentive     deferred
  Name and principal                                   Stock     Option      plan     compensation  All other
       position         Year    Salary     Bonus       awards    awards  compensation   earnings   compensation    Total
                                 ($)        ($)         ($)       ($)        ($)          ($)          ($)          ($)
--------------------------------------------------------------------------------------------------------------------------
        (a)              (b)     (c)        (d)         (e)       (f)        (g)          (h)          (i)          (j)
--------------------------------------------------------------------------------------------------------------------------
Stephen V. Maroney      2007   220,000    50,000 (A)     0         0          0            0         74,954 (B)   344,954
--------------------------------------------------------------------------------------------------------------------------
President and CEO       2006   220,000    11,000         0         0          0            0         41,685 (B)   272,685
--------------------------------------------------------------------------------------------------------------------------
Peter Pitsiokos         2007   160,790    50,000 (A)     0         0          0            0              0       210,790
--------------------------------------------------------------------------------------------------------------------------
COO and Secretary       2006   160,790     8,290         0         0          0            0              0       169,080
--------------------------------------------------------------------------------------------------------------------------

(A) Consists of $25,000 paid on April 1, 2007 in respect of performance during 2006, and $25,000 paid on December 26, 2007 in respect of performance during 2007.

(B) In FY 07, Mr. Maroney exercised non-qualified stock options with a value of $74,954. In FY 06, Mr. Maroney exercised non-qualified stock options with a value of $41,685. The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

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

During the fiscal year ended December 31, 2007, there were no Option/SAR Grants issued to any directors or officers.

During the fiscal year ended December 31, 2007, there were no unexercised options held by each of the Company's named executive officers.

(b)  Incentive Compensation Upon a Change-in-Control

The Company believes that providing severance in a change-in-control situation is beneficial to shareholders because it encourages management and the Board to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact the continued employment or board position of an executive or director, and to promote long term value maximization. The Company established an incentive compensation plan in 1999 for all full-time employees and members of the Board. The benefits of the incentive compensation plan are realized only upon a change-in-control of the Company. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change-in-control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Common Stock on the closing date, equivalent to 100,000 shares of Common Stock, such number of shares and "establishment date" price per share subject to adjustments to reflect changes in capitalization. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from 0.5% to 18.5%). Messrs Maroney and Pitsiokos are currently entitled to 18.5% and 13.5%, respectively, of any distribution under the incentive compensation plan with the balance being distributable to other eligible employees (11.5%) and members of the Board of Directors (56.5%). There are currently 110,000 units granted under the Incentive Plan, equal to 110,000 shares of common stock. A participant would also be entitled to a payment on the spread of their units in the event of death. The Compensation Committee has considered the application of Section 409A to the Incentive Program and expects to continue to evaluate the Incentive Plan to determine if any changes are required to the Plan by December 31, 2008 in order to comply with the provisions of Section 409A of the Internal Revenue Code.

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

(c)  Severance and Change in Control Benefits

The executive officers are covered by employment agreements which specifically provide for a severance payment equivalent to three years salary and certain other benefits in the event of a change in control, termination by the Company without cause, or by the executive officer for good reason. Under the terms of each employment agreement, the executive officer's employment term is extended at the end of each day, to automatically add an additional day, so that the remaining three-year employment term is always outstanding. Nevertheless, the employment term terminates three years after delivery of written notice by either the Company or the executive officer to the other party.

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

(d)  Pension Plan

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

(e)  Compensation of Directors

Each Director is entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended and is reimbursed for travel and Company business related expenses. In addition, the Chairman of the Board is entitled to receive a Chairman's fee of $24,000 a year which commenced in September 2004. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

                              DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company's non-officer directors for the year ended December 31, 2007:

-----------------------------------------------------------------------------------------------------------------------------
         Name              Fees earned     Stock      Option      Non-equity       Change in       All other        Total
                           or paid in      awards     awards    incentive plan     value and     compensation        ($)
                              cash          ($)        ($)       compensation     nonqualified       ($)
                               ($)                                    ($)           deferred
                                                                                  compensation
                                                                                    earnings
-----------------------------------------------------------------------------------------------------------------------------
         (a)                   (b)          (c)        (d)            (e)              (f)            (g)             (h)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
A   Paul L. Lamb             51,000          0          0              0                0           59,901(A)       110,901
-----------------------------------------------------------------------------------------------------------------------------
B   Robert H. Beyer          28,000          0          0              0                0           59,901(A)       87,901
-----------------------------------------------------------------------------------------------------------------------------
C   Philip F. Palmedo        30,500          0          0              0                0           59,901(A)       90,401
-----------------------------------------------------------------------------------------------------------------------------
D   Elliot H. Levine         31,000          0          0              0                0               0           31,000
-----------------------------------------------------------------------------------------------------------------------------
E   Richard B. Smith         31,000          0          0              0                0               0           31,000
-----------------------------------------------------------------------------------------------------------------------------
F   Ronald J. Macklin        42,500          0          0              0                0               0           42,500
-----------------------------------------------------------------------------------------------------------------------------
G   Nader G.M. Salour        31,000          0          0              0                0               0           31,000
-----------------------------------------------------------------------------------------------------------------------------

(A) In FY 07 the above named directors exercised non-qualified stock options with a value of $59,901.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table sets forth certain information as of February 18, 2008 regarding the beneficial ownership of the Company's common shares by (i) each person who the Company believes to be beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of the Company's present executive officers and directors as a group.

                                                                                  Amount and          Percent of
                                                                                  ----------          ----------
                                            Name and address                 nature of beneficial      class (9)
                                            ----------------                 --------------------      ---------
                                           of beneficial owner                     ownership
                                           -------------------                     ---------

Common Stock $1 Par Value             More Than 5% Shareholders
--------------------------------------------------------------------------
                            Bulldog Investors/Goldstein/Dakos                      209,771(1)             16.26
                            60 Heritage Drive
                            Pleasantville, NY 10570

                            River Road Asset Management, LLC                       103,239(2)              8.00
                            462 South Fourth Street, Suite 1600
                            Louisville, KY 40207

                            Gerard Scollan                                          91,268(3)              7.08
                            80 Browns River Road
                            Sayville, NY 11782

                            AmTrust Capital Management, Inc.                        75,959(4)              5.89
                            Jan Loeb
                            10451 Mill Run Circle
                            Owings Mills, MD 21117

                                    Directors and Executive Officers
                            ----------------------------------------------
                                                                                    81,087(5)              6.29
                            Stephen V. Maroney
                            c/o Gyrodyne Company of America, Inc.
                            1 Flowerfield, Suite 24
                            St. James, NY 11780

                            Peter Pitsiokos                                          8,900(6)               *
                            c/o Gyrodyne Company of America, Inc.
                            1 Flowerfield, Suite 24
                            St. James, NY 11780

                            Paul L. Lamb                                            24,364(7)              1.89
                            c/o Lamb & Barnosky, LLP
                            534 Broadhollow Road
                            Melville, NY 11747

                            Robert H. Beyer                                         13,802(8)              1.07
                            10505 Indigo Lane
                            Fairfax, Virginia 22032

                            Philip F. Palmedo                                       12,749                  *
                            4 Piper Lane
                            St. James, NY 11780

                            Richard B. Smith                                         1,000                  *
                            111 Boney Lane
                            Nissequogue, NY 11780

                            Ronald J. Macklin                                          200                  *
                            c/o National Grid USA
                            175 E. Old Country Road
                            Hicksville, NY 11801

                            Elliot H.                                                    0                  *
                            Levine
                            c/o Levine & Seltzer, LLP
                            150 East 52nd Street
                            New York, NY 10022

                            Nader G.M. Salour                                          400                  *
                            c/o Cypress Realty of Florida, LLC
                            1200 University Boulevard, Suite 210
                            Jupiter, FL 33458

                            All executive officers and                             142,502                11.05
                            Directors as a group (9 persons)

(1) On December 26, 2007, Bulldog Investors, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13D/A with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 209,771 shares of Gyrodyne stock. Power to dispose and vote securities resides either with Mr. Goldstein, Mr. Dakos or with clients.

(2) As of December 31, 2007, River Road Asset Management, LLC filed a Schedule 13F with the Securities and Exchange Commission stating that it is the beneficial owner, with sole power to dispose or to direct the disposition of 103,239 shares of Gyrodyne stock and the sole power to vote or direct the vote of 73,469 shares.

(3) Includes 89,013 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder.

(4) On July 17, 2007, AmTrust Capital Management, Inc. and Jan Loeb filed a
Schedule 13G with the Securities and Exchange Commission stating that each reporting person beneficially owns 75,959 shares of Common Stock with the sole power to vote or direct the vote and to dispose or direct the disposition of all shares.

(5) On March 29, 2007, Stephen V. Maroney filed a Schedule 13D with the Securities and Exchange Commission stating that he and his spouse jointly and beneficially own and have shared power to vote and to dispose of 81,087 shares of Gyrodyne stock. Mr. Maroney has pledged 20,000 shares of Common Stock as security.

(6) Does not include his wife's and children's ownership of 1,089 shares in which he denies any beneficial interest. Mr. Pitsiokos has pledged 8,000 shares of Common Stock as security.

(7) Includes 14,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 500 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan.

(8) Does not include his wife's ownership of 1,301 shares in which he denies any beneficial interest.

(9) The percent of class is calculated on the basis of the number of shares outstanding, which is 1,289,878 as of February 18, 2008.

* Less than 1%.

Item 13 Certain Relationships and Related Transactions

No loans were made to any officer, director, or any member of their immediate families during the fiscal year just ended, nor were any loan amounts due and owing the Company or its subsidiaries from those parties at fiscal year end.

Item 14 Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent auditors, for professional services rendered for the year ended December 31, 2007, eight months ended December 31, 2006 and fiscal year ended April 30, 2006:

---------------------------------------------------------------------------------------------------------------
        Fee Category             Fiscal December 31, 2007       Eight Months Ended        Fiscal April 30, 2006
                                                                December 31, 2006
---------------------------------------------------------------------------------------------------------------
Audit Fees (1)                           $85,438                     $69,000                    $51,600
---------------------------------------------------------------------------------------------------------------
Audit-Related Fees (2)                    24,171                       9,217                      3,500
---------------------------------------------------------------------------------------------------------------
Tax Fees (3)                              22,027                      25,346                     29,000
---------------------------------------------------------------------------------------------------------------
All Other Fees (4)                             -                           -                          -
---------------------------------------------------------------------------------------------------------------
Total Fees                              $131,636                    $103,563                    $84,100
---------------------------------------------------------------------------------------------------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." Such services include review of Form 8-K filings, proxy filings and research into various accounting issues.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns and research into the tax implications of the Company's REIT election.

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

(a)  Financial Statements:
     ---------------------

       Report of Independent Registered Public Accounting Firm
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statement of Stockholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements

       Schedules
          All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
          Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)  Exhibits: The following Exhibits are either filed as part of this report or
     --------
     are incorporated herein by reference:

       3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

       3.2    Restated Bylaws of Gyrodyne Company of America, Inc. (7)

       4.1    Form of Stock Certificate of Gyrodyne Company of America, Inc. (1)

       4.2 Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (3)

       10.1   Carco Group, Inc. Lease Amendment, dated May 3, 1999. (1)

       10.2 Amendment No. 1 to Lease Agreement with Carin Perez and Luis Perez, dated October 7, 1997. (1)

       10.3   Incentive Compensation Plan. (1)

       10.4 Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of May 8, 1995, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

       10.5 Amended and Restated Employment Agreement, with Stephen V. Maroney, dated January 23, 2003. (4)

       10.6 Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (4)

       10.7 Asset Management Agreement with DPMG, Inc. dba Landmark National, dated April 9, 2002. (5)

       10.8   Golf Operating Agreement with DPMG, INC., dated April 9, 2002. (5)

       10.9 Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

       10.10 Contract of Sale dated October 12, 2006 with Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (7)

       10.11 Agreement dated February 12, 2007 with DPMG, Inc. d/b/a Landmark National. (7)

       10.12 Amended Contract of Sale dated October 12, 2006 with Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (7)

       21.1   List of all subsidiaries. (1)

       31.1   Rule 13a-14(a)/15d-14(a) Certifications. (8)

       32.1 CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              (8)

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

       (3) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

       (4) Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

       (5) Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 26, 2002.

       (6) Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

       (7) Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

       (8)    Filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     GYRODYNE COMPANY OF AMERICA, INC.

     /S/ Stephen V. Maroney
     ---------------------------------------------------------------------------
     By Stephen V. Maroney, President, Treasurer and Principal Executive Officer
     Date: March 27, 2008

     /S/ Frank D'Alessandro
     ---------------------------------------------------------------------------
     By Frank D'Alessandro, Controller
     Date: March 27, 2008

                              ********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /S/ Richard B. Smith
     ---------------------------------------------------------------------------
     By Richard B. Smith, Director
     Date: March 27, 2008

     /S/ Elliot H. Levine
     ---------------------------------------------------------------------------
     By Elliot H. Levine, Director
     Date: March 27, 2008

     /S/ Ronald J. Macklin
     ---------------------------------------------------------------------------
     By Ronald J. Macklin, Director
     Date: March 27, 2008

     /S/ Stephen V. Maroney
     ---------------------------------------------------------------------------
     By Stephen V. Maroney, Director
     Date: March 27, 2008

     /S/ Paul L. Lamb
     ---------------------------------------------------------------------------
     By Paul L. Lamb, Director
     Date: March 27, 2008

Exhibit Index

3.1    Restated Certificate of Incorporation of Gyrodyne Company of America,
       Inc. (1)

3.2    Restated Bylaws of Gyrodyne Company of America, Inc. (7)

4.1    Form of Stock Certificate of Gyrodyne Company of America, Inc. (1)

4.2 Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (3)

10.1   Carco Group, Inc. Lease Amendment, dated May 3, 1999. (1)

10.2 Amendment No. 1 to Lease Agreement with Carin Perez and Luis Perez, dated October 7, 1997. (1)

10.3   Incentive Compensation Plan. (1)

10.4 Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of May 8, 1995, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (1)

10.5 Amended and Restated Employment Agreement, with Stephen V. Maroney, dated January 23, 2003. (4)

10.6 Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (4)

10.7 Asset Management Agreement with DPMG, Inc. dba Landmark National, dated April 9, 2002. (5)

10.8   Golf Operating Agreement with DPMG, INC., dated April 9, 2002. (5)

10.9 Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

10.10 Contract of Sale dated October 12, 2006 with Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (7)

10.11 Agreement dated February 12, 2007 with DPMG, Inc. d/b/a Landmark National. (7)

10.12 Amended Contract of Sale dated October 12, 2006 with Frank M. Pellicane Realty, LLC and Pelican Realty, LLC (7)

21.1   List of all subsidiaries. (1)

31.1   Rule 13a-14(a)/15d-14(a) Certifications. (8)

32.1 CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

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

(3) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4) Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(5) Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 26, 2002.

(6) Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7) Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

(8)    Filed as part of this report.

                              GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
                              --------------------------------------------------
                                                REPORT ON AUDITS OF CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                          Years Ended December 31, 2007 and 2006

                                                GYRODYNE COMPANY OF AMERICA, INC
                                                                 AND SUBSIDIARIE


Contents
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006                                  Pages
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statement of Stockholders' Equity                           F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-21



--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Gyrodyne Company of America, Inc. and Subsidiaries
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2007 and December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


Melville, New York
March 27, 2008

--------------------------------------------------------------------------------

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets                                                                            December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  2007            2006
--------------------------------------------------------------------------------------------------------------------------

Assets

Real Estate:
  Rental property:
    Land                                                                                     $  2,303,017    $      3,017
    Building and improvements                                                                  10,345,449       3,140,332
    Machinery and equipment                                                                       179,335         179,335
                                                                                            ------------------------------
                                                                                               12,827,801       3,322,684
Less Accumulated Depreciation                                                                   2,651,084       2,500,907
                                                                                            ------------------------------
                                                                                               10,176,717         821,777
                                                                                            ------------------------------
  Land held for development:
    Land                                                                                          558,466         558,466
    Land development costs                                                                        781,426         321,514
                                                                                            ------------------------------
                                                                                                1,339,892         879,980
                                                                                            ------------------------------
Total Real Estate, net                                                                         11,516,609       1,701,757

Cash and Cash Equivalents                                                                       3,455,141       2,951,287
Investment in Marketable Securities                                                            10,816,269      23,797,515
Deposits on Property                                                                                    -         504,000
Rent Receivable, net of allowance for doubtful
  accounts of $14,000 and $46,000, respectively                                                    94,693         106,959
Interest Receivable                                                                                64,712         468,679
Prepaid Expenses and Other Assets                                                                 352,477         337,045
Prepaid Pension Costs                                                                           1,125,328       1,080,473
                                                                                            ------------------------------
Total Assets                                                                                 $ 27,425,229    $ 30,947,715
                                                                                            ==============================

Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                                           $    617,558    $    687,384
  Accrued liabilities                                                                             174,007       2,174,460
  Tenant security deposits payable                                                                275,343         159,785
  Mortgage Payable                                                                              5,502,623               -
  Deferred income taxes                                                                         7,832,000       8,135,000
                                                                                            ------------------------------
Total Liabilities                                                                              14,401,531      11,156,629
                                                                                            ------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086
    shares issued; 1,289,878 and 1,237,219 shares outstanding, respectively                     1,531,086       1,531,086
  Additional paid-in capital                                                                    7,978,395       8,205,134
  Accumulated Other Comprehensive Income
     Unrealized Gain from Marketable Securities                                                   148,415         280,042
  Balance of undistributed income from other than gain or loss on sales of properties           4,903,499      11,615,310
                                                                                            ------------------------------
                                                                                               14,561,395      21,631,572
Less Cost of Shares of Common Stock Held in Treasury; 241,208 and
  293,867, respectively                                                                        (1,537,697)     (1,840,486)
                                                                                            ------------------------------
Total Stockholders' Equity                                                                     13,023,698      19,791,086
                                                                                            ------------------------------
Total Liabilities and Stockholders' Equity                                                   $ 27,425,229    $ 30,947,715
                                                                                            ==============================

--------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                        F-2

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations                          Years Ended December 31,
-----------------------------------------------------------------------------------------
                                                                 2007           2006
-----------------------------------------------------------------------------------------

Revenues
  Rental income                                             $  1,879,882    $  1,313,970
  Interest income                                              1,038,150       1,594,988
                                                           ------------------------------

                                                               2,918,032       2,908,958
                                                           ------------------------------

Expenses
  Rental expenses                                                896,340         731,530
  General and administrative expenses                          3,332,332       2,553,142
  Depreciation                                                   150,176          48,402
  Provison for loss of interest on condemnation proceeds         332,377               -
  Interest expense                                               162,450               -
                                                           ------------------------------
                                                               4,873,675       3,333,074
                                                           ------------------------------

Loss from operations before loss on condenmation
of rental property                                            (1,955,643)       (424,116)

  Loss on condemnation of rental property                              -      (1,500,000)
                                                           ------------------------------

Loss Before Benefit for Income Taxes                          (1,955,643)     (1,924,116)
Benefit for Income Taxes                                        (403,989)     (1,747,814)
                                                           ------------------------------
Net Loss                                                    $ (1,551,654)   $   (176,302)
                                                           ==============================

Net Loss Per Common Share:
  Basic                                                     $      (1.21)   $      (0.14)
                                                           ==============================

  Diluted                                                   $      (1.21)   $      (0.14)
                                                           ==============================

Weighted Average Number of Common Shares Outstanding:
  Basic                                                        1,279,867       1,237,201
                                                           ==============================

  Diluted                                                      1,279,867       1,237,201
                                                           ==============================


-----------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                       F-3

                                                                                                  GYRODYNE COMPANY OF AMERICA, INC.
                                                                                                                   AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
------------------------------------------------------------------------------------------------------------------------------------

                               $1 Par Value
                               Common Stock                       Accumulated
                          ------------------------   Additional      Other                        Treasury Stock
                                          Par         Paid in    Comprehensive    Income     -------------------------     Total
                            Shares       Value        Capital       Income       (Deficit)      Shares       Cost          Equity
                          ----------- ------------ ----------------------------------------- ----------- ------------- -------------
Balance, January 1,
  2006                     1,531,086  $ 1,531,086  $ 8,399,134     $       -   $ 11,791,612     293,867  $ (1,840,486) $ 19,881,346
Tax Reduction - Stock
  Options                          -            -     (194,000)            -              -           -             -      (194,000)
Unrealized Gain from
  Marketable Securities            -            -            -       280,042              -           -             -       280,042
Net Loss                           -            -            -             -       (176,302)          -             -      (176,302)
                          ----------- ------------ ----------------------------------------- ----------- ------------- -------------
Balance, December 31,
  2006                     1,531,086    1,531,086    8,205,134       280,042     11,615,310     293,867    (1,840,486)   19,791,086
Exercise of Stock
  Options                                             (226,739)                                 (52,659)      302,789        76,050
Unrealized Loss from
 Marketable Securities                                              (131,627)                                              (131,627)
Cash Distribution Payment                                                        (5,160,157)                             (5,160,157)
Net Loss                                                                         (1,551,654)                             (1,551,654)
                          ----------- ------------ ----------------------------------------- ----------- ------------- -------------
Balance, December 31,
  2007                      1,531,086  $ 1,531,086  $ 7,978,395    $  148,415  $  4,903,499     241,208  $ (1,537,697) $ 13,023,698
                          =========== ============ ========================================= =========== ============= =============


------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                                                  F-4


GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------
                                                                        2007            2006
-------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                          $ (1,551,654)   $   (176,302)
                                                                   ------------------------------
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                        164,594          76,038
    Deferred income taxes                                               (303,000)     (1,581,135)
    Bad debt expense                                                      34,000          24,000
    Net periodic pension benefit (income) cost                           (44,855)         91,700
    Provision for loss of interest on condemnation proceeds              332,377               -
    Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Land development costs                                            (459,912)       (321,514)
      Accounts receivable                                                (21,734)        (18,876)
      Interest receivable                                                 71,590         (64,429)
      Condemnation receivable                                                  -      26,315,000
      Prepaid expenses and other assets                                   83,395        (249,614)
     (Decrease) increase in liabilities:
      Accounts payable                                                   (69,825)        295,818
      Accrued liabilities                                             (2,000,453)      1,555,910
      Income taxes payable                                                     -        (238,548)
      Tenant security deposits                                           115,558         (52,354)
                                                                   ------------------------------
  Total adjustments                                                   (2,098,265)     25,831,996
                                                                   ------------------------------
Net Cash (Used in) Provided by Operating Activities                   (3,649,919)     25,655,694
                                                                   ------------------------------

Cash Flows from Investing Activities:
  Costs associated with property, plant and equipment                 (3,449,926)       (383,037)
  Deposits on property                                                         -        (504,000)
  Proceeds from sale of marketable securities                          7,199,204               -
  Purchases of marketable securities                                           -     (24,784,143)
  Principal repayments on investment in marketable securities          5,650,415       1,266,669
                                                                   ------------------------------
Net Cash Provided by (Used in) Investing Activities                    9,399,693     (24,404,511)
                                                                   ------------------------------

Cash Flows from Financing Activities:
  Cash Distribution Payment                                           (5,160,157)              -
  Principal payments on mortgage                                         (48,601)              -
  Loan origination fees                                                 (113,211)              -
  Proceeds from exercise of stock options                                 76,049          74,052
                                                                   ------------------------------
Net Cash (Used in) Provided by Financing Activities                   (5,245,920)         74,052
                                                                   ------------------------------

Net Increase in Cash and Cash Equivalents                                503,854       1,325,235
Cash and Cash Equivalents, beginning of year                           2,951,287       1,626,052
                                                                   ------------------------------
Cash and Cash Equivalents, end of year                              $  3,455,141    $  2,951,287
                                                                   ==============================

Supplemental cash flow information:
Interest paid                                                       $    162,450    $          -
                                                                   ==============================
Assumption of mortgage payable                                      $  5,551,191    $          -
                                                                   ==============================
Income taxes                                                        $     12,918    $     31,193
                                                                   ==============================

-------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                               F-5

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Organization and nature of operations - Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island, New York, and is also pursuing development plans of its remaining real estate holdings. Effective May 1, 2006, the Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended and as such has changed its fiscal year end to December 31.

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

     Long-lived assets - On an annual basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

     Depreciation and amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     Buildings and Improvements                                10 to 39 years
     Machinery and Equipment                                   3 to 20 years

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

     Investment in Marketable Securities - Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of an equity security is temporary in nature, the Company records the change in other comprehensive income (loss) in stockholders' equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on the Company's statement of operations. There was no realized loss recorded by the Company's due to the write down in value for the years ended December 31, 2007 and 2006. The Company's assessment of a decline in value includes, among other things, the Company's current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

     Deposits on Property - Deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the deposits paid by the Company are applied to the total purchase price.

     Net loss per common share and per common equivalent share - The reconciliations for the years ended December 31, 2007 and 2006 are as follows:


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                                                             Weighted
                                                                              Average     Net Loss
     Year Ended December 31, 2007                            Net Loss         Shares      Per Share
     ------------------------------------------------------------------------------------------------

     Basic EPS                                              $(1,551,654)     1,279,867   $     (1.21)
     Effect of Dilutive Securities - common stock options             -              -             -
                                                            -----------------------------------------
     Diluted EPS                                            $(1,551,654)     1,279,867   $     (1.21)
                                                            =========================================

                                                                             Weighted
                                                                              Average     Net Loss
     Year Ended December 31, 2006                            Net Loss         Shares      Per Share
     -----------------------------------------------------------------------------------------------

     Basic EPS                                              $  (176,302)     1,237,201   $      (.14)
     Effect of Dilutive Securities - common stock options             -              -             -
                                                            -----------------------------------------
     Diluted EPS                                            $  (176,302)     1,237,201   $      (.14)
                                                            =========================================

     Income taxes - Effective May 1, 2006, the Company operated as a real estate investment trust for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code ("IRC"), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the year ended December 31, 2007 and the eight months ended December 31, 2006 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company's REIT status. See Note 18 with regard to contingencies.

     The Company's investment in the Grove is held as a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company's share of the Grove's taxable income for the year ended December 31, 2007 and the eight months ended December 31, 2006.

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Stock-based compensation - Effective January 1, 2006, the Company's stock options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

     Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

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

     As the requisite service period had been rendered for the outstanding stock-based awards prior to the adoption of FAS 123(R), the Company's results for the years ended December 31, 2007 and 2006 do not include any share-based compensation expense.

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

     Comprehensive Income - The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders' transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. The Company's only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

     New accounting pronouncements - In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not believe this pronouncement will have a material effect on its financial statements.


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     In December 2007, the FASB issued Statement No. 141R ("FAS 141R") "Business Combinations". This Statement replaces FASB Statement No. 141, "Business Combinations". This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this statement will, among other things, impact the determination of acquisition-date fair value in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting and change accounting practice for acquired contingencies, acquisition-related restructuring costs and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements".

     In December 2007, the FASB issued Statement No. 160 ("FAS 160") "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest ("NCI") in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Statement requires that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141R. The Company is currently evaluating the future impacts and disclosures of FAS 141R and FAS 160.

2.   Investment in Marketable Securities

     The historical cost and estimated fair value of investments in marketable securities available for sale as of December 31, 2007 and 2006 are as follows:

                                                           Gross          Gross
                                           Amortized     Unrealized     Unrealized       Fair
                                             Cost          Gains          Losses         Value
                                         ---------------------------------------------------------
     Mortgage-backed Securities - 2007   $ 10,667,854   $    148,415   $          -   $ 10,816,269
                                         =========================================================
     Mortgage-backed Securities - 2006   $ 23,517,473   $    280,042   $          -   $ 23,797,515
                                         =========================================================

     There was a realized gain of $40,651 for the year ended December 31, 2007 and no realized gains or losses on sales of securities available-for-sale for the year ended December 31, 2006. The fair value of mortgage-backed securities was estimated using quoted market prices. None of the securities with an unrealized loss at December 31, 2007 and 2006 are considered to be other-than-temporarily impaired. The Company's investment is in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by agencies of the U.S. Government. At December 31, 2007, marketable securities had an average life of approximately two years.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

3.   Interest Receivable

     In connection with the condemnation of the Flowerfield property, the Company had accrued interest commencing with the date Stony Brook University took title to the property, in November 2005, until the time the Company received the advance payment, in March 2006. Pursuant to the New York State Eminent Domain Procedure Law, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking.

     As of December 31, 2007, the Company recorded a provision for loss of interest on condemnation proceeds amounting to $332,377 which represents a portion of the previously recorded interest receivable of $921,385 pertaining to the Advance Payment in connection with the 2005 condemnation of 245 acres of property and certain buildings by the State University of New York at Stony Brook. During the year ended December 31, 2006, the Company received $589,008 of interest on the Advance Payment. Although the Company had been assured by counsel representing the State that a statutory interest rate of 9% was due and payable on the Advance Payment of $26.3 million, the State of New York has now taken the position that a lesser interest rate was applicable. The Company plans on pursuing the loss of interest on condemnation along with its claim for $158 million in additional compensation in the Court of Claims of the State of New York. See Note 18.

4.   Investment in Grove Partnership

     The Company has a 10.93% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of December 31, 2007 and 2006, the carrying value of the Company's investment, under the equity method, was $0. As a result, the Company did not record any of the losses for either fiscal year.

     The Grove has reported to its limited partners that in June 2007 it received an independent appraisal report of the citrus grove property, which is now the subject of development applications. Based upon the appraised value of the citrus grove operations and property, at December 31, 2007 and 2006, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove would be approximately $22,400,000 and $22,500,000 respectively, without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

     The fiscal year end of the Grove is June 30. Summarized financial information of the Grove as of June 30, 2007 and 2006 is as follows:

     Years Ended June 30,                              2007            2006
     ---------------------------------------------------------------------------
                                                  (in thousands)  (in thousands)

     Total Current Assets                          $      9,686    $      6,306
     Total Assets                                        21,234          23,572
     Total Current Liabilities                            1,687           1,280
     Total Liabilities                                   34,730          24,345
     Total Partners' Capital                            (13,496)           (773)
     Total Revenues                                       2,420           2,588
     Net Loss                                           (12,668)         (3,463)

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

5.   Accrued Liabilities

                                                          December 31,
     -----------------------------------------------------------------------
                                                       2007         2006
     -----------------------------------------------------------------------

     Condemnation costs  - termination fee          $        -   $2,000,000
     Payroll and related taxes                          83,542       72,339
     Professional fees                                  64,700       66,603
     Directors fees                                     24,500       30,500
     Other                                               1,265        5,018
                                                    ------------------------

     Total                                          $  174,007   $2,174,460
                                                    ========================

6.   Mortgage Payable

     In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the "Mortgage"). The Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank's five year Fixed Rate Advance ("Fixed Rate Advance") thereafter. The Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,668,000. The Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

     Interest expense for the year ended December 31, 2007 approximated
     $162,000.

     The mortgage payable matures as follows:

     Years Ending December 31,                                           Amount
     ---------------------------------------------------------------------------

     2008                                                                $86,721
     2009                                                                 91,841
     2010                                                                 97,263
     2011                                                                103,006
     2012                                                                109,087
     Thereafter                                                        5,014,705

7.   Income Taxes

     The Company files a federal and state income tax return that includes all 100% owned non taxable REIT subsidiaries. The Company files separate state income tax returns for its taxable REIT subsidiary.

     The benefit for income taxes is comprised of the following:


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                    Year Ended December 31,
     -------------------------------------------------------
                                     2007           2006
     -------------------------------------------------------

     Current:
        Federal                  $  (100,989)   $  (141,677)
        State                              -        (25,002)
                                 ---------------------------
                                    (100,989)      (166,679)
                                 ---------------------------
     Deferred:
        Federal                     (143,000)      (599,135)
        State                       (160,000)      (982,000)
                                 ---------------------------
                                    (303,000)    (1,581,135)
                                 ---------------------------
                                 $  (403,989)   $(1,747,814)
                                 ===========================

                                                             December 31,
     ---------------------------------------------------------------------------
                                                         2007            2006
     ---------------------------------------------------------------------------

     Deferred Tax Liabilities:
     Unrealized gain on investment in Citrus Grove   $  (905,000)   $  (502,000)
     Gain on condemnation (a)                         (6,927,000)    (7,633,000)
                                                     ---------------------------
     Total Deferred Tax Liabilities                   (7,832,000)    (8,135,000)
                                                     ---------------------------
     Net Deferred Income Taxes                       $(7,832,000)   $(8,135,000)
                                                     ===========================

     Effective May 1, 2006, the Company elected to be taxed as a REIT for state income tax and federal income tax purposes under section 856(c)(1) of the Internal Revenue Code (the "Code"). As a result of the election, the Company converted to a December 31, fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.


     (a) In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes. If the Company replaces the condemned property with like kind property within three years (or such extended period if requested and approved by the Internal Revenue Service at its discretion) after April 30, 2006, recognition of the gain is deferred until the newly acquired property is disposed of. On June 27, 2007 the Company acquired the Port Jefferson Professional Park and replaced a portion of the condemned property totaling $8,914,344 which represents a reinvestment of only a portion of the condemnation proceeds. The Company will continue to recognize a deferred tax liability for the potential effect of the gain on condemnation. As of December 31, 2007, the remaining balance of condemnation proceeds to be reinvested is approximately $17,401,000.

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                    Year Ended December 31,
     -----------------------------------------------------------------------
                                                      2007           2006
     -----------------------------------------------------------------------

     U.S. Federal Statutory Income Rate                  -              -
     State Income Tax, net of federal
       tax benefits                                      -              -
     Reversal of Deferred Taxes
       Resulting from REIT
       Election and Reinvestment of
       Condemnation Proceeds                         (15.4)%        (90.8)%
     Other Differences, net                           (5.3)%            -
                                                ---------------------------
                                                     (20.7)%        (90.8)%
                                                ===========================

8.   Retirement Plans

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During the years ended December 31, 2007 and 2006, the Company was not required and did not make any contributions to the Plan.

     The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over years ended December 31, 2007 and 2006 and a statement of the funded status as of December 31, 2007 and 2006:


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                                             December 31,
     --------------------------------------------------------------------------
                                                          2007          2006
     --------------------------------------------------------------------------

     Pension Benefits
     Reconciliation of Benefit Obligation:
        Obligation                                   $  2,341,336  $  2,058,304
        Service cost                                      121,392        86,496
        Interest cost                                     132,108        85,398
        Actuarial (gain) loss                            (195,242)      198,197
        Benefit payments                                 (173,637)      (87,059)
                                                     --------------------------
     Obligation                                      $  2,225,957  $  2,341,336
                                                     ==========================


     Reconciliation at Fair Value of Plan Assets:
       Fair value of plan assets, beginning of year  $  3,808,671  $  3,039,786
       Actual return on plan assets                      (780,471)      855,944
       Benefit payments                                  (173,637)      (87,059)
                                                     --------------------------
     Fair Value of Plan Assets, end of year             2,854,563     3,808,671
                                                     --------------------------


     Funded Status:
        Funded status                                     628,606     1,467,335
        Unrecognized (gain) loss                          496,722      (386,862)
                                                     --------------------------
     Net Amount Recognized                           $  1,125,328  $  1,080,473
                                                     ==========================

     The accumulated benefit obligation was $1,883,163 and $2,010,555 as of December 31, 2007 and 2006, respectively.

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2007 and 2006 :

                                                            December 31,
                                                    ---------------------------
                                                         2007          2006
                                                    ---------------------------

     Pension Benefits
     Service Cost                                   $   121,392    $    86,496
     Interest Cost                                      132,108         85,398
     Expected Return on Plan Assets                    (298,355)      (159,100)
     Amortization of Prior-Service Cost                       -         40,230
                                                    --------------------------
     Net Periodic Benefit Cost After
      Curtailments and Settlements                  $   (44,855)   $    53,024
                                                    ==========================

                                                            December 31,
     --------------------------------------------------------------------------
                                                         2007           2006
     --------------------------------------------------------------------------
     Pension Benefits
     Weighted-Average Assumptions
       Discount rate                                     6.59%          5.77%
       Expected return on plan assets                    8.00%          8.00%
       Rate of compensation increase                     5.00%          5.00%


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     The Plan's investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan's desire for investment return.

     The defined benefit plan had the following asset allocations as of their respective measurement dates:

                                                               December 31,
     --------------------------------------------------------------------------
                                                            2007          2006
     --------------------------------------------------------------------------

     Common Stock - Gyrodyne Company of America, Inc.       97.6%         98.6%
     Other Funds                                             2.4%          1.4%
                                                      -------------------------
     Total                                                 100.0%        100.0%
                                                      =========================

     Securities of the Company included in plan assets are as follows:

                                                               December 31,
     --------------------------------------------------------------------------
                                                            2007          2006
     --------------------------------------------------------------------------

     Number of Shares                                       60,580       60,580
     Market Value                                      $ 2,784,863  $ 3,755,960

     Expected approximate future benefit payments are as follows:

     Years Ending December 31,                                          Amount
     --------------------------------------------------------------------------

     2008                                                             $ 171,331
     2009                                                               161,143
     2010                                                               151,098
     2011                                                               168,764
     2012                                                               159,167
     2013 - 2017                                                        670,125

9.   Stock Option Plans

     Incentive Stock Option Plan - The Company had a stock option plan (the "Plan") which expired in October 2003, under which participants were granted Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan was to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who were instrumental in achieving this growth. Such options or grants became exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. The options were to expire between April 2007 and May 2008.

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

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     Non-Employee Director Stock Option Plan - The Company adopted a non-qualified stock option plan for all non-employee Directors of the Company in October 1996. The plan expired in September 2000. Each non-employee Director was granted an initial 2,500 options on the date of adoption of the plan. These options were exercisable in three equal annual installments commencing on the first anniversary date subsequent to the grant. Additionally, each non-employee Director was granted 1,250 options on each January 1, 1997 through 2000, respectively. These additional options were exercisable in full on the first anniversary date subsequent to the date of grant. The options were to expire in January 2007.

     A summary of the Company's various fixed stock option plans as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

                                                                      December 31,
     -------------------------------------------------------------------------------------------------------
                                                          2007                           2006
     -----------------------------------------------------------------------------------------------------
                                                              Weighted                         Weighted
                                                               Average                         Average
     Fixed Stock Options                                      Exercise                         Exercise
                                                  Shares        Price           Shares          Price
     -----------------------------------------------------------------------------------------------------

     Outstanding, beginning of period             67,105       $ 16.42          73,980         $ 16.14
     Granted                                        -
     Exercised                                   (67,105)      $ 16.42          (6,875)        $ 13.46
     Forfeited                                      -                             -
     Canceled                                       -                             -
                                              -------------                 --------------
     Outstanding, end of period                     -             -             67,105         $ 16.42
                                              =============                 ==============
     Options Exercisable, year end                  -             -             67,105         $ 16.42
                                              =============                 ==============

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

10.  Revolving Credit Line

     The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (7.25% at December 31, 2007) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of December 31, 2007, and 2006, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.


--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

11.  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and U.S. Government securities. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2007 and 2006.

12.  Commitments

     Lease revenue commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

     Years Ending December 31,                                         Amount
     --------------------------------------------------------------------------

     2008                                                           $1,688,000
     2009                                                              811,000
     2010                                                              603,000
     2011                                                              214,000
     2012                                                               66,000
     Thereafter                                                         15,000
                                                                    -----------
                                                                    $3,397,000
                                                                    ===========

     The Company was leasing office space in St. James, New York on a month-to-month basis through April 30, 2006. Rental expense for the year ended December 31, 2006 was $18,594. On May 1, 2006, the Company moved into its current facility which it owns and therefore no longer has rent expense.

     Employment agreements - Effective January 23, 2003, the Company amended the existing employment contracts with two officers, which provide for annual salaries aggregating approximately $381,000. The terms of the agreements were extended from one to three years and provide for a severance payment equivalent to three years salary in the event of a change in control.

     Land development contract - The Company entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. On February 12, 2007, as a result of the State University of New York at Stony Brook's ("the University's") condemnation of the Flowerfield property, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to abandoning its claim for 10% of all proceeds related to the condemnation and any sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. The agreement also includes consideration for previously provided services. The Company paid Landmark $2,000,000, of which $500,000 was accrued by the Company during its year ended December 31, 2005 as a termination fee. In addition the Company retained Landmark and will pay them $1,000,000 over the next thirty-six months, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation. As a result of the initial payment due of $2,000,000, the

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     Company had accrued $1,500,000 as additional condemnation expense for the eight months ended December 31, 2006. As is the case with various other expenses relating to the condemned property, the Company intends to add the $2,000,000 to the existing claim for additional compensation with regard to the condemnation.

13.  Fair Value of Financial Instruments

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

     The estimated fair value of the Company's investment in the Callery Judge Grove Partnership at December 31, 2007, based upon an independent third party appraisal report, is approximately $22,400,000 without adjustment for minority interest and lack of marketability discount, based on the Company's ownership percentage.

14.  Related Party Transactions

     A law firm related to a director provided legal services to the Company for which it was compensated approximately $1,000 and $8,000 for the years ended December 31, 2007 and December 31, 2006, respectively. As of January 1, 2005, the aforementioned law firm is no longer primary outside legal counsel to the Company.

15.  Major Customers

     For the year ended December 31, 2007 rental income from the three largest tenants represented 9%, 7% and 5% of total rental income.

     For the year ended December 31, 2006 rental income from the three largest tenants represented 15%, 11% and 9% of total rental income.

16.  Supplementary Information - Quarterly Financial Data (Unaudited)

     Year Ended December 31, 2007             First         Second        Third          Fourth
     ---------------------------------------------------------------------------------------------

     Rental Income                        $   286,859    $   314,104   $   613,683    $   665,236
     Rental Property Expense                 (200,258)      (191,320)     (227,198)      (277,564)
                                          --------------------------------------------------------
     Income from Rental Property               86,601        122,784       386,485        387,672
                                          --------------------------------------------------------
     Net (Loss) Income                    $  (185,428)   $   434,842   $  (158,143)   $(1,642,925)
                                          ========================================================

     Net (Loss) Income Per Common Share
         Basic                            $      (.15)   $       .34   $      (.12)   $     (1.28)
                                          ========================================================
         Diluted                          $      (.15)   $       .34   $      (.12)   $     (1.28)
                                          ========================================================

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     Year Ended December 31, 2006            First       Second        Third       Fourth
     --------------------------------------------------------------------------------------

     Rental Income                        $ 311,536    $ 323,071    $ 340,742    $ 338,621
     Rental Property Expense               (210,908)    (169,135)    (163,717)    (187,770)
                                          ------------------------------------------------
     Income from Rental Property            100,628      153,936      177,025      150,851
                                          ------------------------------------------------
     Net Income (Loss)                    $ 115,332    $  84,082    $ (18,123)   $(357,593)
                                          ================================================

     Net Income (Loss) Per Common Share
         Basic                            $     .09    $     .07    $    (.01)   $    (.29)
                                          ================================================
         Diluted                          $     .09    $     .07    $    (.01)   $    (.29)
                                          ================================================

17.  Interest Income

     Interest income consists of the following:

                                                Year Ended December 31,
     ------------------------------------------------------------------
                                                   2007          2006
     ------------------------------------------------------------------

     Interest on Condemnation Advance
     Payment                                    $        -   $  538,556
     Interest Income on Investments                871,046      911,324
     Interest Income - Other                       167,104      145,108
                                                -----------------------
                                                $1,038,150   $1,594,988
                                                =======================

18.  Contingencies

     On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in 245.5 acres of the Company's Flowerfield Property pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the property. Under the EDPL, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment. See Note 3 for a further discussion of the accrued interest on the proceeds on the condemnation of the Flowerfield property.

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

     Faith Enterprises ("Faith") a tenant at 7 Flowerfield failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith subsequently sued the Company in Suffolk Supreme Court, seeking $7 million in damages on each of three claims (breach of contract, fraudulent inducement and tortuous interference with business) and also seeking to enjoin the Company from commencing a non-payment eviction proceeding (which the Court denied). The Company thereafter commenced a non-payment proceeding, in which Faith agreed to an order to

--------------------------------------------------------------------------------

                                               GYRODYNE COMPANY OF AMERICA, INC.
                                                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

     vacate the premises and for a judgment of past due rent of $115,051. Faith vacated the premises in April 2007. Faith continues to pursue its claims for damages in the Suffolk Supreme Court action. In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease, Thomas O. Dodge, Cathleen Dodge, Michael Maurer and Kelly Maurer. In January 2008, Plaintiff (Faith) filed a motion to consolidate this case with another matter it had commenced against the entities from whom Faith purchased the business. The Court has not yet ruled on this motion.

     If the Company does not reinvest the condemnation proceeds received on the condemned property in accordance with Internal Revenue Code section 1033, the gain on condemnation of the Company's Flowerfield property will be subject to federal and state taxes. The Company must replace the condemned property by April 2009. In June 2007, the Company closed on the purchase of a medical office complex known as Port Jefferson Professional Park in Port Jefferson Station, New York. The acquisition price was $8,914,344. The Port Jefferson Professional Park qualifies as replacement property under IRC section 1033.


--------------------------------------------------------------------------------
                                                                            F-21