Form 10-Q
period 2008-03-31
GYRODYNE CO OF AMERICA INC
filed 2008-05-05
CIK 44689

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2008

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

                                 (631) 584-5400
                         (Registrant's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]                 Accelerated filer [ ]
Non-accelerated filer [ ]                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             1,289,878 SHARES, $1.00 PAR VALUE, AS OF APRIL 30, 2008


                                  Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                          QUARTER ENDED MARCH 31, 2008


                                                                      Seq. Page

Form 10-Q Cover                                                           1

Index to Form 10-Q                                                        2

PART I FINANCIAL INFORMATION                                              3

Item 1. Financial Statements.                                             3

Consolidated Balance Sheets (unaudited)                                   3

Consolidated Statements of Operations (unaudited)                         4

Consolidated Statements of Cash Flows (unaudited)                         5

Footnotes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                8

Item 3. Quantitative and Qualitative Disclosures About Market Risk       10

Item 4. Controls and Procedures.                                         10

PART II - OTHER INFORMATION                                              11

Item 1. Legal Proceedings.                                               11

Item 6. Exhibits.                                                        11

SIGNATURES                                                               12

Exhibit Index                                                            13


                                  Seq. Page 2

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
                                GYRODYNE COMPANY OF AMERICA, INC.
                                        AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

ASSETS                                                                March 31,    December 31,
------                                                                  2008           2007
                                                                    (Unaudited)
                                                                   ------------    ------------
REAL ESTATE
 Rental property:
   Land                                                            $  2,303,017    $  2,303,017
   Building and improvements                                         10,497,195      10,345,449
   Machinery and equipment                                              179,335         179,335
                                                                   ------------    ------------
                                                                     12,979,547      12,827,801
 Less accumulated depreciation                                        2,713,456       2,651,084
                                                                   ------------    ------------
                                                                     10,266,091      10,176,717
                                                                   ------------    ------------
 Land held for development:
   Land                                                                 558,466         558,466
   Land development costs                                               815,109         781,426
                                                                   ------------    ------------
                                                                      1,373,575       1,339,892
                                                                   ------------    ------------
      Total real estate, net                                         11,639,666      11,516,609

Cash and Cash Equivalents                                             3,608,541       3,455,141
Investment In Marketable Securities                                   9,930,627      10,816,269
Rent Receivable, net of allowance for doubtful
 accounts of $17,000 and $14,000, respectively                          102,745          94,693
Interest Receivable                                                      59,316          64,712
Prepaid Expenses And Other Assets                                       410,169         352,477
Prepaid Pension Costs                                                 1,122,299       1,125,328
                                                                   ------------    ------------

     Total Assets                                                  $ 26,873,363    $ 27,425,229
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable                                                 $    218,036    $    617,558
  Accrued liabilities                                                   184,409         174,007
  Tenant security deposits payable                                      290,487         275,343
  Mortgage payable                                                    5,481,305       5,502,623
  Deferred income taxes                                               7,832,000       7,832,000
                                                                   ------------    ------------
      Total Liabilities                                              14,006,237      14,401,531
                                                                   ------------    ------------

Commitments And Contingencies

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value; authorized 4,000,000
   shares; 1,531,086 shares issued; 1,289,878
   shares outstanding                                                 1,531,086       1,531,086
 Additional paid-in capital                                           7,978,395       7,978,395
 Accumulated Other Comprehensive Income:
   Unrealized Gain from Marketable Securities                           119,490         148,415
 Balance of undistributed income other than gain
   or loss on sales of properties                                     4,775,852       4,903,499
                                                                   ------------    ------------
                                                                     14,404,823      14,561,395

 Less cost of 241,208 shares of common stock held in treasury        (1,537,697)     (1,537,697)
                                                                   ------------    ------------
      Total Stockholders' Equity                                     12,867,126      13,023,698
                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                         $ 26,873,363    $ 27,425,229
                                                                   ============    ============

                         See notes to consolidated financial statements

                                          Seq. Page 3

                           GYRODYNE COMPANY OF AMERICA, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                              2008            2007
                                                          ------------    ------------
Revenues
    Rental Income                                         $    660,867    $    286,859
    Interest Income                                            168,691         382,634
                                                          ------------    ------------
                                                               829,558         669,493
                                                          ------------    ------------
Expenses
    Rental expenses                                            254,041         200,258
    General and administrative expenses                        561,793         665,251
    Depreciation                                                62,373          15,217
    Interest expense                                            78,998               -
                                                          ------------    ------------
                                                               957,205         880,726
                                                          ------------    ------------


Loss from Operations Before Benefit for Income Taxes          (127,647)       (211,233)
Benefit for Income Taxes                                             -         (25,805)
                                                          ------------    ------------
Net Loss                                                  $   (127,647)   $   (185,428)
                                                          ============    ============


Net Loss Per Common Share:
    Basic                                                 $      (0.10)   $      (0.15)
                                                          ============    ============
    Diluted                                               $      (0.10)   $      (0.15)
                                                          ============    ============

Weighted Average Number Of Common
    Shares Outstanding:
     Basic                                                   1,289,878       1,249,276
                                                          ============    ============
     Diluted                                                 1,289,878       1,249,276
                                                          ============    ============


                     See notes to consolidated financial statements

                                      Seq. Page 4

                                    GYRODYNE COMPANY OF AMERICA, INC.
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                                                Three Months Ended
                                                                                     March 31,
                                                                                2008            2007
                                                                            ------------    ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                             $   (127,647)   $   (185,428)
                                                                            ------------    ------------
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                          65,848          17,851
           Bad debt expense                                                        6,000           6,000
           Net periodic pension benefit cost (income)                              3,029         (10,684)
           Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Land development costs                                              (33,683)       (131,761)
             Accounts receivable                                                 (14,052)         16,086
             Interest receivable                                                   5,396          19,756
             Prepaid expenses and other assets                                   (56,742)        121,655

        (Decrease) increase in liabilities:
             Accounts payable                                                   (399,522)       (469,950)
             Accrued liabilities                                                  10,402      (2,025,434)
             Tenant security deposits                                             15,144          12,190
                                                                            ------------    ------------
           Total adjustments                                                    (398,180)     (2,444,291)
                                                                            ------------    ------------
       Net cash used in operating activities                                    (525,827)     (2,629,719)
                                                                            ------------    ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Costs associated with property, plant and equipment                      (156,172)       (118,959)
       Proceeds from sale of marketable securities                                     -       3,462,037
       Principal repayments on investment in marketable securities               856,717       2,919,315
                                                                            ------------    ------------
       Net cash provided by investment activities                                700,545       6,262,393
                                                                            ------------    ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on mortgage                                            (21,318)              -
       Proceeds from exercise of stock options                                         -          76,050
                                                                            ------------    ------------
           Net cash (used in) provided by financing activities                   (21,318)         76,050
                                                                            ------------    ------------

     Net increase in cash and cash equivalents                                   153,400       3,708,724
     Cash and cash equivalents at beginning of period                          3,455,141       2,951,287
                                                                            ------------    ------------

     Cash and cash equivalents at end of period                             $  3,608,541    $  6,660,011
                                                                            ============    ============

Supplemental cash flow information:
Noncash Investing and Financing Activities:
Declared but unpaid cash distributions                                                 -    $  5,160,157
                                                                            ============    ============

                              See notes to consolidated financial statements


                                               Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three month periods ended March 31, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2. Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

3. Investment in Marketable Securities:

The Company's marketable securities consist of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government and are managed by and held in an account with a major financial institution.

4. Earnings Per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options because their effect would have been anti-dilutive. Treasury shares have been excluded from the weighted average number of shares. As of March 20, 2007, all outstanding stock options were either exercised or expired.

5. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Mortgage Payable:

In June 2007, in connection with the purchase of the Port Jefferson Professional Park in Port Jefferson Station, New York, the Company assumed a $5,551,191 mortgage payable to a bank (the "Mortgage"). The Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank's five year Fixed Rate Advance ("Fixed Rate Advance") thereafter. The Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,668,000. The Mortgage is collateralized by the Port Jefferson Professional Park.

7. Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three months ended March 31, 2008 and 2007:


                                  Seq. Page 6

                                                     Three Months Ended
                                                          March 31,
                                                      2008          2007
                                                   ----------    ----------
Pension Benefits
Service Cost                                       $   23,314    $   30,348
Interest Cost                                          33,493        33,027
Expected Return on Plan Assets                        (55,560)      (74,589)
Amortization of Actuarial (Gain)/ Loss                  1,782             -
                                                   ----------    ----------

Net Periodic Benefit Cost (Income) After
 Curtailments and Settlements                      $    3,029    $  (11,214)
                                                   ==========    ==========

During the three months ended March 31, 2008 and 2007, the Company did not make a contribution to the plan. The Company has no minimum required contribution for the December 31, 2008 plan year.

8. Commitments and Contingencies:

Lease revenue commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

Twelve Months Ending March 31,                     Amount
------------------------------------------------------------

2009                                           $  1,589,000
2010                                                872,000
2011                                                504,000
2012                                                170,000
2013                                                 53,000
Thereafter                                            4,000
                                               -------------
                                               $  3,192,000
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

Land consulting agreement - The Company retained Landmark National, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company's claim for additional compensation in its condemnation litigation (See Item 1: Legal Proceedings). The agreement provides for equal monthly payments of $27,778 terminating on February 1, 2010.

9. Revolving Credit Note:

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (5.25 % at March 31, 2008) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of March 31, 2008 and . December 31, 2007, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

10. Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board ("FASB") issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133". This Statement applies to all entities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe this pronouncement will have a material effect on its financial statements.


                                  Seq. Page 7

11. Special Distributions:

On March 13, 2007 the Board of Directors declared a special distribution in the amount of $4.00 per share payable on April 9, 2007 for all shareholders of record on March 26, 2007.

12. Subsequent Event:

On April 17, 2008, the Company announced that it has agreed to purchase the Cortlandt Medical Center (the "Center"), in Cortlandt Manor, New York for a purchase price of $7 million.

To secure the purchase of this property, the Company made a $500,000 security deposit on April 16, 2008.

This transaction qualifies for tax deferral treatment under Section 1033 of the Internal Revenue Code and is also a qualified REIT Investment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company's litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company's SEC reports. The Company assumes no obligation to update the information in this Form 10-Q. We qualify all of our forward-looking statements by the foregoing cautionary statements.

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


                                  Seq. Page 8

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008
              AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The Company is reporting a net loss of $127,647 for the three month period ending March 31, 2008 compared to a loss of $185,428 for the same period of the prior year. Diluted per share losses amounted to $(0.10) and $(0.15) for the 2008 and 2007 first quarters, respectively.

Revenues increased by $160,065 totaling $829,558 compared to $669,493 during the prior year. Reflecting the June 2007 acquisition of the Port Jefferson Professional Park and an improvement in the Flowerfield operation, rental income totaled $660,867, an increase of $374,008 over the 2007 results of $286,859. Port Jefferson accounted for $255,179 of the increase while Flowerfield experienced a $118,829 (41%) increase for the quarter. As of the beginning of the quarter, Port Jefferson and Flowerfield had occupancy rates of 97% and 90%, respectively. Interest income totaled $168,691, a decline of $213,943 when compared to the 2007 total of $382,634. The decrease is due to a reduced amount of investments in marketable securities coupled with lower interest rates. The reduction in investment activities is primarily the result of our use of funds to acquire the Port Jefferson facility and a cash distribution to shareholders which, when combined, amounted to approximately $8.5 million.

Expenses increased by $76,479 for the current quarter, amounting to $957,205 compared to $880,726 during the prior year. With the exception of general and administrative expenses declining by $103,458, the Company experienced increases in rental expenses, depreciation, and interest expense amounting to $53,783, $47,156, and $78,998, respectively. General and administrative expenses reflect decreases in legal and consulting fees totaling $124,619 as well as decreases of $13,558 and $12,646 in fees for outside services and accounting fees, respectively. These were partially offset by increased expenses of $25,923 associated with our condemnation litigation, $13,713 in pension plan expenses, and $8,622 in salaries and benefits. Rental expenses increased by $53,783 primarily due to the June 2007 acquisition of the Port Jefferson facility. Rental expenses for Port Jefferson totaled $75,025 for the current quarter and were offset by a decline in Flowerfield expenses of $21,242. Likewise, the increases in depreciation and interest expense are attributable to the acquisition of the Port Jefferson property in 2007.

As a result, the Company is reporting a loss from operations totaling $127,647 compared to the 2007 results when the loss amounted to $211,233. In 2007, a benefit for income taxes of $25,805 reduced the net loss for the quarter to $185,428 compared to a net loss of $127,647 for the current reporting period.


                                  Seq. Page 9

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $525,827 and $2,629,719 during the three months ended March 31, 2008 and 2007, respectively. The cash used in operating activities in the current period was primarily related to increased payments to vendors of $399,522. The cash used in operating activities in the prior period was primarily related to the payment of $2,000,000 to Landmark in connection with an agreement to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002.

Net cash provided by investing activities was $700,545 and $6,262,393 during the three months ended March 31, 2008 and 2007, respectively. Cash provided by investing activities in the current period was primarily related to principal repayments of marketable securities of $856,717. The cash provided by investing activities in the prior period was primarily related to the sale and principal repayments of marketable securities for $3,462,037 and $2,919,315, respectively.

Net cash (used in) provided by financing activities was $(21,318) and $76,050 during the three months ended March 31, 2008 and 2007, respectively. The net cash used in financing activities in the current period was in connection with principal payments on the mortgage. The net cash provided during the prior period was the result of proceeds from the exercise of stock options.

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 6.25% at March 31, 2008. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and be available, if needed, to fund any unforeseen expenses.

As of March 31, 2008, the Company had cash and cash equivalents of $3,608,541 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP (the "Grove") is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The Grove is the subject of a development plan consisting of 2,996 residential units and 235,000 square feet of mixed commercial, retail, and office space. The plan recently was recommended for approval by the Palm Beach County Planning Commission and subsequently, on April 29, 2008, received the endorsement of the Palm Beach County Board of Commissioners. The proposal will now be reviewed by the State Department of Community Affairs before coming back to the County Commission for a final approval.

(c) OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based upon that evaluation, each of the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.


                                  Seq. Page 10

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

Item 1. Legal Proceedings

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

Notwithstanding the foregoing, although the Company had been assured by counsel for the State that the statutory interest rate of 9% was due and payable on the advance payment, the State of New York has taken the position that a lesser interest rate was applicable. As a result, the Company reversed an interest receivable amounting to $332,377 as of December 31, 2007 and plans on pursuing the loss of interest in its claim for additional compensation.

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

The current deadline to exchange appraisals is set for May 6, 2008; however, the State has given indication that they will request an extension of this deadline from the Court.

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.
--------------------------------------------------------------------------------

Faith Enterprises ("Faith") a tenant at 7 Flowerfield failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith subsequently sued the Company in Suffolk Supreme Court, seeking $7 million in damages on each of three claims (breach of contract, fraudulent inducement and tortuous interference with business) and also seeking to enjoin the Company from commencing a non-payment eviction proceeding (which the Court denied). The Company thereafter commenced a non-payment proceeding, in which Faith agreed to an order to vacate the premises and for a judgment of past due rent of $115,051. Faith vacated the premises in April 2007. Faith continues to pursue its claims for damages in the Suffolk Supreme Court action. In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease, Thomas O. Dodge, Cathleen Dodge, Michael Maurer and Kelly Maurer. In January 2008, Plaintiff (Faith) filed a motion to consolidate this case with another matter it had commenced against the entities from whom Faith purchased the business, which was granted on March 28, 2008. The Court also scheduled a conference on the matter for June 5, 2008.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, Management considers the aggregate loss, if any, will not be material.

Items 2 through 5 are not applicable to the three months ended March 31, 2008.

Item 6. Exhibits.

     3.1 Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

     3.2  Restated Bylaws of Gyrodyne Company of America, Inc. (3)

     4.1  Form of Stock Certificate of Gyrodyne Company of America, Inc. (1)


                                  Seq. Page 11

     4.2 Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (2)

     31.1 Rule 13a-14(a)/15d-14(a) Certification. (4)

     32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)


     (1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

     (2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

     (3) Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

     (4)  Filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GYRODYNE COMPANY OF AMERICA, INC.


     Date: May 5, 2008         /S/ Stephen V. Maroney
                               ----------------------
                               By Stephen V. Maroney
                               President, Chief Executive Officer and Treasurer

     Date: May 5, 2008         /S/ Frank D'Alessandro
                               ----------------------
                               By Frank D'Alessandro
                               Controller



                                  Seq. Page 12

Exhibit Index

3.1     Restated Certificate of Incorporation of Gyrodyne Company of America,
        Inc. (1)

3.2     Restated Bylaws of Gyrodyne Company of America, Inc. (3)

4.1     Form of Stock Certificate of Gyrodyne Company of America, Inc. (1)

4.2 Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (2)

31.1    Rule 13a-14(a)/15d-14(a) Certification. (4)

32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3) Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

(4)  Filed as part of this report.


                                  Seq. Page 13