Form 10-Q
period 2008-06-30
GYRODYNE CO OF AMERICA INC
filed 2008-08-11
CIK 44689

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended   JUNE 30, 2008
                                           -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

Commission file number  0-1684
                       --------

                        Gyrodyne Company of America, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                  11-1688021
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                  1 FLOWERFIELD, SUITE 24, ST. JAMES, NY 11780
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (631) 584-5400
                                 --------------
              (Registrant's telephone number, including area code)

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

             1,289,878 SHARES, $1.00 PAR VALUE, AS OF JULY 31, 2008


                                   Seq. Page 1

         INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
                           QUARTER ENDED JUNE 30, 2008


                                                                       Seq. Page

Form 10-Q Cover                                                             1

Index to Form 10-Q                                                          2

PART I - FINANCIAL INFORMATION                                              3

Item 1. Financial Statements.                                               3

   Consolidated Balance Sheets (unaudited)                                  3

   Consolidated Statements of Operations (unaudited)                        4

   Consolidated Statements of Cash Flows (unaudited)                        5

   Footnotes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.        11

Item 4T. Controls and Procedures.                                          11

PART II - OTHER INFORMATION                                                11

Item 1. Legal Proceedings.                                                 11

Item 6. Exhibits.                                                          12

SIGNATURES                                                                 13

Exhibit Index                                                              14


                                  Seq. Page 2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
                        GYRODYNE COMPANY OF AMERICA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                June 30,     December 31,
------                                                                 2008            2007
                                                                    (Unaudited)
                                                                   ------------    ------------
REAL ESTATE
 Rental property:
   Land                                                            $  2,903,017    $  2,303,017
   Building and improvements                                         17,098,914      10,345,449
   Machinery and equipment                                              179,335         179,335
                                                                   ------------    ------------
                                                                     20,181,266      12,827,801
 Less accumulated depreciation                                        2,791,331       2,651,084
                                                                   ------------    ------------
                                                                     17,389,935      10,176,717
                                                                   ------------    ------------
 Land held for development:
   Land                                                                 558,466         558,466
   Land development costs                                               925,709         781,426
                                                                   ------------    ------------
                                                                      1,484,175       1,339,892
                                                                   ------------    ------------
      Total real estate, net                                         18,874,110      11,516,609

Cash and Cash Equivalents                                             2,464,408       3,455,141
Investment In Marketable Securities                                   8,665,542      10,816,269
Rent Receivable, net of allowance for doubtful accounts
 of $43,000 and $14,000, respectively                                   123,506          94,693
Interest Receivable                                                      51,204          64,712
Prepaid Expenses And Other Assets                                       783,556         352,477
Prepaid Pension Costs                                                 1,119,270       1,125,328
                                                                   ------------    ------------

     Total Assets                                                  $ 32,081,596    $ 27,425,229
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Accounts payable                                                 $    224,348    $    617,558
  Accrued liabilities                                                   210,049         174,007
  Tenant security deposits payable                                      404,090         275,343
  Mortgage payable                                                   10,709,679       5,502,623
  Deferred income taxes                                               5,032,000       7,832,000
                                                                   ------------    ------------
      Total Liabilities                                              16,580,166      14,401,531
                                                                   ------------    ------------

Commitments And Contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized 4,000,000 shares;
    1,531,086 shares issued; 1,289,878 shares outstanding             1,531,086       1,531,086
  Additional paid-in capital                                          7,978,395       7,978,395
  Accumulated Other Comprehensive Income:
    Unrealized Gain from Marketable Securities                          111,083         148,415
  Balance of undistributed income other than gain or loss
    on sales of properties                                            7,418,563       4,903,499
                                                                   ------------    ------------
                                                                     17,039,127      14,561,395

  Less cost of 241,208 shares of common stock held in treasury       (1,537,697)     (1,537,697)
                                                                   ------------    ------------
      Total Stockholders' Equity                                     15,501,430      13,023,698
                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                         $ 32,081,596    $ 27,425,229
                                                                   ============    ============

                         See notes to consolidated financial statements

                                           Seq. Page 3

                                    GYRODYNE COMPANY OF AMERICA, INC.
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                   Six Months Ended               Three Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2008            2007            2008            2007
                                             ------------    ------------    ------------    ------------
Revenues
   Rental Income                             $  1,424,191    $    600,963    $    763,324    $    314,104
   Interest Income                                310,695         651,399         142,004         268,765
                                             ------------    ------------    ------------    ------------
                                                1,734,886       1,252,362         905,328         582,869
                                             ------------    ------------    ------------    ------------
Expenses
   Rental expenses                                530,569         391,577         276,528         191,320
   General and administrative expenses          1,171,400       1,402,942         609,607         737,690
   Depreciation                                   140,247          30,904          77,875          15,687
   Interest expense                               177,606           3,514          98,607           3,514
                                             ------------    ------------    ------------    ------------
                                                2,019,822       1,828,937       1,062,617         948,211
                                             ------------    ------------    ------------    ------------

Loss from Operations Before Benefit for
  Income Taxes                                   (284,936)       (576,575)       (157,289)       (365,342)
Benefit for Income Taxes                       (2,800,000)       (825,989)     (2,800,000)       (800,184)
                                             ------------    ------------    ------------    ------------
Net Income                                   $  2,515,064    $    249,414    $  2,642,711    $    434,842
                                             ============    ============    ============    ============

Net Income Per Common Share:
   Basic                                     $       1.95    $       0.20    $       2.05    $       0.34
                                             ============    ============    ============    ============
   Diluted                                   $       1.95    $       0.20    $       2.05    $       0.34
                                             ============    ============    ============    ============

Weighted Average Number Of Common
   Shares Outstanding:
     Basic                                      1,289,878       1,269,689       1,289,878       1,289,878
                                             ============    ============    ============    ============
     Diluted                                    1,289,878       1,269,689       1,289,878       1,289,878
                                             ============    ============    ============    ============


                              See notes to consolidated financial statements

                                               Seq. Page 4

                                        GYRODYNE COMPANY OF AMERICA, INC.
                                                AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2008            2007
                                                                                    ------------    ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                    $  2,515,064    $    249,414
                                                                                    ------------    ------------
      Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization                                                  147,272          36,173
          Bad debt expense                                                                32,000          12,000
          Net periodic pension benefit cost (income)                                       6,058         (21,368)
          Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Land development costs                                                      (144,283)       (285,779)
            Accounts receivable                                                          (60,813)         36,316
            Interest receivable                                                           13,508          62,743
            Prepaid expenses and other assets                                           (304,823)        (90,861)

          (Decrease) increase in liabilities:
            Accounts payable                                                            (393,210)       (473,855)
            Accrued liabilities                                                           36,042      (1,900,760)
            Deferred income taxes                                                     (2,800,000)       (725,000)
            Tenant security deposits                                                     128,747          65,051
                                                                                    ------------    ------------
          Total adjustments                                                           (3,339,502)     (3,285,340)
                                                                                    ------------    ------------
      Net cash used in operating activities                                             (824,438)     (3,035,926)
                                                                                    ------------    ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of medical office buildings                                           (7,014,362)     (3,363,153)
       Costs associated with property, plant and equipment                              (343,529)       (245,859)
       Proceeds from sale of marketable securities                                             -       7,199,204
       Deposit on property                                                                     -         504,000
       Principal repayments on investment in marketable securities                     2,113,395       4,283,033
                                                                                    ------------    ------------
      Net cash (used in) provided by investment activities                            (5,244,496)      8,377,225
                                                                                    ------------    ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from mortgage                                                          5,250,000               -
       Principal payments on mortgage                                                    (42,944)         (6,872)
       Cash distribution payment                                                               -      (5,160,157)
       Loan origination fees                                                            (128,855)       (112,166)
       Proceeds from exercise of stock options                                                 -          76,049
                                                                                    ------------    ------------
      Net cash provided by (used in) financing activities                              5,078,201      (5,203,146)
                                                                                    ------------    ------------

    Net (decrease) increase in cash and cash equivalents                                (990,733)        138,153
    Cash and cash equivalents at beginning of period                                   3,455,141       2,951,287
                                                                                    ------------    ------------

    Cash and cash equivalents at end of period                                      $  2,464,408    $  3,089,440
                                                                                    ============    ============

Supplemental cash flow information:

Interest paid                                                                       $    177,606    $      3,514
                                                                                    ============    ============
Cash distributions paid                                                             $          -    $  5,160,157
                                                                                    ============    ============
Mortgage payable - assumed                                                          $          -    $  5,551,191
                                                                                    ============    ============

                                 See notes to consolidated financial statements

                                                  Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six month periods ended June 30, 2008 and 2007.

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

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

6. Mortgages Payable:

In June 2007, in connection with the purchase of the Port Jefferson Professional Park in Port Jefferson Station, New York, the Company assumed a $5,551,191 mortgage payable to a bank (the "Port Jefferson Mortgage"). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank's five year Fixed Rate Advance ("Fixed Rate Advance") thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,668,000. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park.

In June 2008, in connection with the purchase of the Cortlandt Manor Medical Center in Cortlandt Manor, New York, the Company entered into a $5,250,000 mortgage agreement with a bank (the "Cortlandt Mortgage"). The Cortlandt Mortgage bears interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 through June, 1 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Manor Medical Center.


                                  Seq. Page 6

7. Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and six months ended June 30, 2008 and 2007:

                                                  Six Months Ended           Three Months Ended
                                                      June 30,                    June 30,
                                              ------------------------    ------------------------
                                                 2008          2007          2008          2007
                                              ----------    ----------    ----------    ----------
Pension Benefits
Service Cost                                  $   46,629    $   60,696    $   23,315    $   30,348
Interest Cost                                     66,987        66,054        33,494        33,027
Expected Return on Plan Assets                  (111,120)     (149,178)      (55,560)      (74,589)
Amortization of Actuarial Loss                     3,563             -         1,781             -
                                              ----------    ----------    ----------    ----------

Net Periodic Benefit Cost (Income) After
Curtailments and Settlements                  $    6,059    $  (22,428)   $    3,030    $  (11,214)
                                              ==========    ==========    ==========    ==========

During the six months ended June 30, 2008 and 2007, the Company did not make a contribution to the plan. The Company has no minimum required contribution for the December 31, 2008 plan year.

8. Commitments and Contingencies:

Lease revenue commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

        Twelve Months Ending June 30,                       Amount
        -------------------------------------------------------------

        2009                                            $  2,295,000
        2010                                               1,523,000
        2011                                                 826,000
        2012                                                 271,000
        2013                                                 145,000
        Thereafter                                            80,000
                                                        -------------
                                                        $  5,140,000
                                                        =============

Employment agreements - The Company has employment contracts with two officers that provide for annual salaries aggregating approximately $397,000 and a severance payment equivalent to three years salary and other benefits in the event of a change in control, termination by the Company without cause or termination by the officer for good reason.

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

9. Revolving Credit Note:

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (5.00 % at June 30, 2008) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of June 30, 2008 and December 31, 2007, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.


                                  Seq. Page 7

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

12. Acquisition of Properties:

On June 2, 2008, the Company acquired the Cortlandt Manor Medical Center in Cortlandt Manor, New York (the "Property") from Cortlandt Building Associates, LLC (the "Seller"). The Property consists of five office buildings which are situated on 5.01 acres with approximately 29,800 square feet of rentable space and a current occupancy rate of 97%. The purchase price was $7 million or $234.81 per square foot. The aggregate monthly rent flow from the Property is approximately $85,000. There is no material relationship between the Company and the Seller. Of the $7 million purchase price for the Property, the Company paid $1,750,000 in cash upon the signing of the contract to acquire the Property and received financing in the amount of $5,250,000 from M&T Bank. Approximately $14,362 of costs associated with the acquisition was capitalized. The purchase price was allocated as follows:

                     Land                  $    600,000
                     Buildings             $  6,414,362
                     Mortgage payable      $ (5,250,000)
                     Cash                  $  1,764,362

This transaction qualifies for tax deferral treatment under Section 1033 of the Internal Revenue Code and is also a qualified REIT Investment.

13. Reclassifications:

Certain reclassifications have been made to the consolidated statement of cash flows for the six months ended June 30, 2007 to conform to the classification used in the current fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, Metropolitan New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company's litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company's SEC reports. The Company assumes no obligation to update the information in this Form 10-Q. We qualify all of our forward-looking statements by the foregoing cautionary statements.

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

     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
           AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

The Company is reporting net income totaling $2,642,711 for the three month period ended June 30, 2008 compared to net income totaling $434,842 for the same period last year. Both reporting periods reflect a benefit for income taxes resulting from the reinvestment of condemnation proceeds and the deferral of tax pursuant to Section 1033 of the Internal Revenue Code. Those benefits amounted to $2,800,000 and $725,000 for 2008 and 2007, respectively. In 2007, the Company also recognized a $75,184 benefit for a prior year tax refund. For the six month period ended June 30, 2008, the Company is reporting net income totaling $2,515,064 as compared to net income totaling $249,414 for the same period of the prior year. Again, the benefit for income taxes is primarily related to the reinvestment of condemnation proceeds. Per share earnings for the three and six month periods ended June 30, 2008 amounted to $2.05 and $1.95, respectively, compared to $0.34 and $0.20 for the same periods during the prior year, respectively.


                                  Seq. Page 9

Revenues increased by 55% for the current quarter, totaling $905,328 compared to $582,869 during the same period last year. This $322,459 increase is attributable to the previously announced acquisitions of the Port Jefferson Professional Park and Cortlandt Manor Medical Center as well as significant improvement in the Saint James Flowerfield rental operation. The Port Jefferson property was acquired on June 27, 2007 and the Cortlandt Manor center on June 2, 2008. As a result, operations at the Cortlandt Manor facility are only reflected for one month in the current reporting period. Combined, the three properties reflect an increase in rental revenue of 143%, totaling $763,324 for the current quarter as compared to $314,104 for the same period last year. This increase of $449,220 is comprised of the improvement at the Flowerfield property amounting to $124,268 and $250,965 and $73,987 from Port Jefferson and Cortlandt Manor, respectively. Interest income declined by $126,761 from $268,765 for the three months ended June 30, 2007 compared to $142,004 for the three months ended June 30, 2008. This decrease is attributable to a combination of the use of funds to support the aforementioned real estate acquisitions and lower prevailing interest rates. For the six month period ended June 30, 2008, revenues totaled $1,734,886, a 39% increase over the $1,252,362 recorded during the same period last year. Here again, rental revenues increased by 137% totaling $1,424,191 compared to $600,963 for the prior year. As in the case of the quarterly results, the $823,228 increase is also attributable to the improvement at Flowerfield, which amounted to $243,097 and $506,144 and $73,987 from the Port Jefferson and Cortlandt Manor properties, respectively. Interest income declined by $340,704, amounting to $310,695 and $651,399 for the six month periods ended June 30, 2008 and 2007, respectively.

Expenses increased by $114,406, amounting to $1,062,617 for the current quarter compared to $948,211 during the same period last year. Reflecting the two newly acquired properties in Port Jefferson and Cortlandt Manor, rental expenses, depreciation, and interest expense all increased when compared to the prior year for both the three and six month reporting periods. Likewise for both periods, general and administrative expenses declined when compared to the prior year results despite increases in condemnation litigation expenses. For the three months ended June 30, 2008, rental expenses increased by $85,208, depreciation increased by $62,188, and interest expenses increased by $95,093. As a result of reductions in fees for outside services, legal expenses, salaries and benefits, and corporate governance issues, general and administrative expenses decreased by $128,083. For the six months ended June 30, 2008, expenses increased by $190,885, totaling $2,019,822 compared to $1,828,937 during the same period last year. Rental expenses, depreciation, and interest expense increased by $138,992, $109,343, and $174,092, respectively. Mirroring the cost reductions experienced in the three month period, general and administrative expenses decreased by $231,542 for the six months ended June 30, 2008.

As a result of the foregoing, the Company is reporting losses from operations before benefit for income taxes of $157,289 for the current quarter ended June 30, 2008 and $284,936 for the six months then ended. A major contributing factor towards the current year operating losses is the fact that expenses associated with the condemnation litigation amounted to $121,355 and $208,421 for the three and six month periods, respectively. For the three and six month periods of the prior year, the Company experienced losses from operations before benefit for income taxes of $365,342 and $576,575, respectively, which also include condemnation litigation expenses totaling $114,620 and $175,763, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $824,438 and $3,035,926 during the six months ended June 30, 2008 and 2007, respectively. The cash used in operating activities in the current period was primarily related to increased payments to vendors of $393,210 and the prepayment of expenses and other assets of $304,823. The cash used in operating activities in the prior period was primarily related to the payment of $2,000,000 to Landmark in connection with an agreement to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. There were also increased payments to vendors of $473,855.

Net cash (used in) provided by investing activities was $(5,244,496) and $8,377,225 during the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities in the current period primarily consisted of the purchase of the Cortlandt Manor Medical Center for $7,014,362 partially offset by principal repayments of marketable securities of $2,113,395. The cash provided by investing activities in the prior period was in connection with the sale and principal repayments of marketable securities of $7,199,204 and $4,283,033, respectively. This was partially offset by costs associated with the purchase of the Port Jefferson Professional Park, net of an assumed mortgage and deposit on property, for $2,859,153.

Net cash provided by (used in) financing activities was $5,078,201 and $(5,203,146) during the six months ended June 30, 2008 and 2007, respectively. The net cash provided by financing activities in the current period was primarily in connection with obtaining a mortgage of $5,250,000 for the purchase of the Cortlandt Manor Medical Center. The net cash used during the prior period was principally the result of a cash distribution payment of $5,160,157.

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 6.00% at June 30, 2008. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company's financial position and liquidity and is available, if needed, to fund any unforeseen expenses.

As of June 30, 2008, the Company had cash and cash equivalents of $2,464,408 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.


                                  Seq. Page 10

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP (the "Grove") is carried on the Company's balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The Grove is the subject of a development plan consisting of 2,996 residential units and 235,000 square feet of mixed commercial, retail, and office space. The plan recently was recommended for approval by the Palm Beach County Planning Commission and subsequently, on April 29, 2008, received the endorsement of the Palm Beach County Board of Commissioners. The proposal will now be reviewed by the State Department of Community Affairs before being returned to the County Planning Commission for a final approval.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

Item 4T. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1. Legal Proceedings.

Gyrodyne Company of America, Inc. v. The State University of New York at Stony
------------------------------------------------------------------------------
Brook
-----

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in 245.5 acres of the Company's Flowerfield property (the "Property") pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the Property. Under the EDPL, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment.

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

On July 29, 2008, and in response to a motion made by the State, the Court issued an Order granting the State's motion for an extension of the deadline to exchange appraisals to November 10, 2008 as the final date for submission of appraisals. The Court also ordered that no further applications for an adjournment of the appraisal deadline will be accepted.


                                  Seq. Page 11

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.
--------------------------------------------------------------------------------

Faith Enterprises ("Faith") a prior tenant at 7 Flowerfield failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith subsequently sued the Company in Suffolk Supreme Court, seeking inter alia $7 million in damages on each of three claims (breach of contract, fraudulent inducement and tortuous interference with business). In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease, Thomas O. Dodge, et. al. In January 2008, Faith filed a motion to consolidate the entire case with another matter it and its affiliate Hitter, D.C., LLC ("Hitter") commenced against the entities from which they purchased the business operated at 7 Flowerfield and another location, which was granted on March 28, 2008. In May 2008, Hitter filed bankruptcy. In June 2008, Hitter filed a notice of removal of its case against the sellers of the business to the bankruptcy court for adjudication. This did not affect the case Faith commenced against the Company or the Company's third-party complaint against the guarantors, which remain in the Suffolk Supreme Court.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material.

Items 2 through 5 are not applicable to the three months ended June 30, 2008.


Item 6. Exhibits.

3.1     Restated Certificate of Incorporation of Gyrodyne Company of America,
        Inc. (1)

3.2     Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1     Form of Stock Certificate of Gyrodyne Company of America, Inc. (1)

4.2 Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (3)

10.1 Contract of sale dated April 17, 2008 with Cortlandt Building Associates, LLC (4)

31.1    Rule 13a-14(a)/15d-14(a) Certification. (4)

32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)  Filed as part of this report.


                                  Seq. Page 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GYRODYNE COMPANY OF AMERICA, INC.


     Date: August 8, 2008             /s/ Stephen V. Maroney
                                      ----------------------
                                      By Stephen V. Maroney
                                      President, Chief Executive Officer and
                                      Treasurer

     Date: August 8, 2008             /s/ Frank D'Alessandro
                                      ----------------------
                                      By Frank D'Alessandro
                                      Controller



                                  Seq. Page 13

Exhibit Index

3.1     Restated Certificate of Incorporation of Gyrodyne Company of America,
        Inc. (1)

3.2     Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1     Form of Stock Certificate of Gyrodyne Company of America, Inc. (1)

4.2 Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (3)

10.1 Contract of sale dated April 17, 2008 with Cortlandt Building Associates, LLC (4)

31.1    Rule 13a-14(a)/15d-14(a) Certification. (4)

32.1 CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)  Filed as part of this report.


                                  Seq. Page 14