Form 10-Q
period 2008-09-30
GYRODYNE CO OF AMERICA INC
filed 2008-11-13
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

Commission file number  0-1684

Gyrodyne Company of America, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1688021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Flowerfield, Suite 24, St. James, NY 11780
(Address and Zip Code of principal executive offices)

(631) 584-5400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  [   ]                                     Accelerated filer                    [   ]
Non-accelerated filer    [   ]                                     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

On October 31, 2008, 1,289,878 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED SEPTEMBER 30, 2008

Seq. Page

Form 10-Q Cover	1

Index to Form 10-Q	2

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Consolidated Balance Sheets (unaudited)	3

Consolidated Statements of Operations (unaudited)	4

Consolidated Statements of Cash Flows (unaudited)	5

Footnotes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Item 3. Quantitative and Qualitative Disclosures About Market Risk.	9 12

Item 4T. Controls and Procedures.	12

PART II - OTHER INFORMATION	12

Item 1. Legal Proceedings.	12

Item 6. Exhibits.	13

SIGNATURES EXHIBIT INDEX	14 15

Seq. Page 2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2008	2007
	(Unaudited)
REAL ESTATE
Rental property:
Land	$2,929,017	$2,303,017
Building and improvements	17,607,296	10,345,449
Machinery and equipment	248,429	179,335
	20,784,742	12,827,801
Less accumulated depreciation	2,899,977	2,651,084
	17,884,765	10,176,717
Land held for development:
Land	558,466	558,466
Land development costs	1,110,256	781,426
	1,668,722	1,339,892
Total real estate, net	19,553,487	11,516,609

Cash and Cash Equivalents	1,714,960	3,455,141
Investment In Marketable Securities	8,491,639	10,816,269
Rent Receivable, net of allowance for doubtful accounts of $29,000 and $14,000, respectively	142,884	94,693
Interest Receivable	50,529	64,712
Prepaid Expenses And Other Assets	643,064	352,477
Prepaid Pension Costs	1,116,240	1,125,328

Total Assets	$31,712,803	$27,425,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$294,802	$617,558
Accrued liabilities	184,114	174,007
Tenant security deposits payable	409,559	275,343
Mortgages payable	10,635,241	5,502,623
Deferred income taxes	5,032,000	7,832,000
Total Liabilities	16,555,716	14,401,531

Commitments And Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086 shares issued; 1,289,878 shares outstanding	1,531,086	1,531,086
Additional paid-in capital	7,978,395	7,978,395
Accumulated Other Comprehensive Income:
Unrealized Gain from Marketable Securities	76,778	148,415
Balance of undistributed income other than gain or loss on sales of properties	7,108,525	4,903,499
	16,694,784	14,561,395
Less cost of 241,208 shares of common stock held in treasury	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	15,157,087	13,023,698

Total Liabilities and Stockholders’ Equity	$31,712,803	$27,425,229

See notes to consolidated financial statements
Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental Income	$2,254,477	$1,199,955	$830,286	$598,992
Interest Income	436,521	845,811	125,826	194,412
	2,690,998	2,045,766	956,112	793,404
Expenses
Rental expenses	886,604	604,085	356,035	212,507
General and administrative expenses	1,832,731	2,003,482	661,331	600,541
Depreciation	248,893	89,802	108,645	58,898
Interest expense	317,744	83,115	140,139	79,601
	3,285,972	2,780,484	1,266,150	951,547

Loss from Operations Before Benefit for Income Taxes	(594,974)	(734,718)	(310,038)	(158,143)
Benefit for Income Taxes	(2,800,000)	(825,989)	-	-
Net Income (Loss)	$2,205,026	$91,271	$(310,038)	$(158,143)

Net Income (Loss) Per Common Share:
Basic	$1.71	$0.07	$(0.24)	$(0.12)
Diluted	$1.71	$0.07	$(0.24)	$(0.12)

Weighted Average Number Of Common
Shares Outstanding:
Basic	1,289,878	1,276,493	1,289,878	1,289,878
Diluted	1,289,878	1,276,493	1,289,878	1,289,878

See notes to consolidated financial statements
Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,205,026	$91,271
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	262,688	99,623
Bad debt expense	18,000	18,000
Net periodic pension benefit cost (income)	9,088	(32,052)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Land development costs	(328,830)	(423,503)
Accounts receivable	(66,191)	(52,362)
Interest receivable	14,183	64,829
Prepaid expenses and other assets	(171,101)	17,151
(Decrease) increase in liabilities:
Accounts payable	(322,756)	(491,150)
Accrued liabilities	10,107	(1,985,542)
Deferred income taxes	(2,800,000)	(725,000)
Tenant security deposits	134,216	107,324
Total adjustments	(3,240,596)	(3,402,682)
Net cash used in operating activities	(1,035,570)	(3,311,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	(7,014,362)	(3,363,153)
Costs associated with property, plant and equipment	(947,005)	(460,211)
Proceeds from sale of marketable securities	-	7,199,204
Deposit on property	-	504,000
Principal repayments on investment in marketable securities	2,252,993	4,706,633
Net cash (used in) provided by investment activities	(5,708,374)	8,586,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage	5,250,000	-
Principal payments on mortgages	(117,382)	(27,587)
Cash distribution payment	-	(5,160,157)
Loan origination fees	(128,855)	(112,166)
Proceeds from exercise of stock options	-	76,049
Net cash provided by (used in) financing activities	5,003,763	(5,223,861)

Net (decrease) increase in cash and cash equivalents	(1,740,181)	51,201
Cash and cash equivalents at beginning of period	3,455,141	2,951,287
Cash and cash equivalents at end of period	$1,714,960	$3,002,488

Supplemental cash flow information:
Interest paid	$317,744	$83,115
Cash distributions paid	$-	$5,160,157
Mortgage payable - assumed	$-	$5,551,191

See notes to consolidated financial statements
Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine month periods ended September 30, 2008 and 2007.

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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2. Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. (“Company”) and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

3.  Investment in Marketable Securities:

The Company’s marketable securities consist of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government and are managed by and held in an account with a major financial institution.

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

6. Mortgages Payable:

In June 2007, in connection with the purchase of the Port Jefferson Professional Park in Port Jefferson Station, New York, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,668,000. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park.

In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage bears interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 through June, 1 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, the Company has the option of entering into an interest rate swap agreement with M&T Bank Corporation which would permit the Company to fix the interest rate for a predetermined period of time.

Seq. Page 6

7. Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and nine months ended September 30, 2008 and 2007:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension Benefits
Service Cost	$69,944	$91,044	$23,315	$30,348
Interest Cost	100,480	99,081	33,493	33,027
Expected Return on Plan Assets	(166,680)	(223,767)	(55,560)	(74,589)
Amortization of Actuarial Loss	5,345	-	1,782	-
Net Periodic Benefit Cost (Income) After Curtailments and Settlements	$9,089	$(33,642)	$3,030	$(11,214)

During the nine months ended September 30, 2008 and 2007, the Company did not make a contribution to the plan.  The Company has no minimum required contribution for the December 31, 2008 plan year.

8.  Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows:

Twelve Months Ending September 30,	Amount

2009	$2,712,000
2010	1,739,000
2011	987,000
2012	195,000
2013	140,000
Thereafter	56,000
$5,829,000

Employment agreements – The Company has employment agreements with two officers that provide for annual salaries aggregating approximately $397,000 and a severance payment equivalent to three years salary and other benefits in the event of a change in control, termination by the Company without cause or termination by the officer for good reason.

Land consulting agreement – The Company retained Landmark National, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation in its condemnation litigation (See Item 1: Legal Proceedings). The agreement provides for equal monthly payments of $27,778 terminating on February 1, 2010.

9.  Revolving Credit Note:

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (5.00 % at September 30, 2008) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of September 30, 2008 and December 31, 2007, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

Seq. Page 7

10.  Recent Accounting Pronouncements:

In December 2007, the FASB issued Statement No. 141R (“FAS 141R”) “Business Combinations”. This Statement replaces FASB Statement No. 141, “Business Combinations”. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this statement will, among other things, impact the determination of acquisition-date fair value in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting and change accounting practice for acquired contingencies, acquisition-related restructuring costs and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The Company is currently evaluating the future impacts and disclosures of FAS 141R and FAS 160.

In September 2006, the FASB issued Statement No. 158 (“FAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement was effective for the Company on January 1, 2008 but did not have a material effect on its financial statements.

In December 2007, the FASB issued Statement No. 160 (“FAS 160”) “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (“NCI”) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Statement requires that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141R. The Company is currently evaluating the future impacts and disclosures of FAS 141R and FAS 160.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement applies to all entities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe this pronouncement will have a material effect on its financial statements.

Seq. Page 8

11.  Special Distributions:

On March 13, 2007 the Board of Directors declared a special distribution in the amount of $4.00 per share payable on April 9, 2007 for all shareholders of record on March 26, 2007.

12.  Acquisition of  Properties:

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York (the “Property”) from Cortlandt Building Associates, LLC (the “Seller”). The Property consists of five office buildings which are situated on 5.01 acres with approximately 29,800 square feet of rentable space and a current occupancy rate of 97%. The purchase price was $7 million or $234.81 per square foot. The aggregate monthly rent flow from the Property is approximately $85,000. There is no material relationship between the Company and the Seller. Of the $7 million purchase price for the Property, the Company paid $1,750,000 in cash upon the signing of the contract to acquire the Property and received financing in the amount of $5,250,000 from M&T Bank. Approximately $14,362 of costs associated with the acquisition was capitalized. The purchase price was allocated as follows:

Land	$600,000
Buildings	$6,414,362
Mortgage payable	$(5,250,000)
Cash	$1,764,362

This transaction qualifies for tax deferral treatment under Section 1033 of the Internal Revenue Code and is also a qualified REIT Investment.

13.  Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the nine months ended September 30,  2007 to conform to the classification used in the current fiscal year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements made in this Form 10-Q that are not historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the Long Island, Metropolitan New York and Palm Beach County, Florida real estate markets, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports.  The Company assumes no obligation to update the information in this Form 10-Q. We qualify all of our forward-looking statements by the foregoing cautionary statements.

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

Seq. Page 9

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

Real estate held for development is stated at the lower of cost or net realizable value.  In addition to land, land development and construction costs, real estate held for development includes interest, real estate taxes and related development and construction overhead costs which are capitalized during the development and construction period. Net realizable value represents estimates, based on management’s present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered to be impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  Such future cash flow estimates consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment occurs, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

The Company is reporting a net loss totaling $310,038 for the three month period ended September 30, 2008 compared to a net loss totaling $158,143 for the same period last year. For the nine month period ended September 30, 2008, the Company is reporting net income totaling $2,205,026 as compared to net income totaling $91,271 for the same period of the prior year. Both nine month reporting periods reflect a benefit for income taxes resulting from the reinvestment of condemnation proceeds and the deferral of tax pursuant to Section 1033 of the Internal Revenue Code. Those benefits amounted to $2,800,000 and $825,989 for 2008 and 2007, respectively. In 2007, the Company also recognized a $100,989 benefit for a prior year tax refund. Per share losses amounted to $0.24 and $0.12 for the three month periods of 2008 and 2007 while per share earnings amounted to $1.71 and $0.07 for the nine month periods of 2008 and 2007, respectively.

Revenues increased by $162,708 for the current quarter, amounting to $956,112 compared to $793,404 for the same period last year. Rental income increased by $231,294 which, for the most part, is attributable to the June 2008 acquisition of the Cortlandt Medical Center in northern Westchester County, New York. Interest income declined by $68,586 for the quarter, amounting to $125,826 compared to $194,412 for the same period in the prior year and is the result of an overall reduction in investment securities and the redeployment of those funds into the acquisition of real estate. Additionally, investment securities were sold to accommodate the payment of a special cash distribution to shareholders in 2007.

Seq. Page 10

For the nine month period, revenues increased by $645,232, amounting to $2,690,998 and $2,045,766 as of September 30, 2008 and 2007, respectively. Rental income increased by $1,054,522, amounting to $2,254,477 and $1,199,955 as of September 30, 2008 and 2007, respectively. Here again, the acquisition of two new properties and improvement in the Flowerfield operation are reflected in these results. The Cortlandt Medical Center and Port Jefferson Professional Park accounted for $316,915 and $512,387 of the improved earnings, respectively, while Flowerfield income increased by $225,220 over prior year. Interest income for the nine month period was also impacted by the reduction in investment securities brought about by the acquisition of real properties and a special cash distribution to shareholders in 2007. Interest income declined by $409,290, amounting to $436,521 and $845,811 for the nine month periods ended September 30, 2008 and 2007, respectively.

Expenses for the three month period increased by $314,603 amounting to $1,266,150 compared to $951,547 for the prior year. Expenses for the nine month period increased by $505,488, amounting to $3,285,972 compared to $2,780,484 during the prior year. Reflecting the two newly acquired properties in Port Jefferson and Cortlandt Manor, rental expenses, depreciation, and interest expense all increased when compared to prior year for both three and nine month reporting periods.

For the three month period ended September 30, 2008, rental expenses, depreciation, and interest expense increased by $143,528, $49,747, and $60,538, respectively. In addition, general and administrative expenses increased by $60,790. Contributing factors included increases in salaries and benefits, corporate governance, and condemnation litigation expenses which increased by $29,212, $14,327, and $33,643, respectively, while directors fees and expenses decreased by $18,525.

For the nine month period, rental expenses, depreciation, and interest expense increased by $282,519, $159,091, and $234,629, respectively, while general and administrative expenses declined by $170,751. There were several contributing factors to the overall reduction in general and administrative expenses despite increases in salaries and benefits, and condemnation litigation expenses of $8,816 and $66,300, respectively, as well as increases in pension plan and travel expenses of $41,139 and $21,596, respectively.  Fees for outside services decreased by $55,839, legal and consulting fees decreased by $215,821, and directors fees and expenses decreased by $31,804. The decrease in fees for outside services consisted of reductions in SEC and Sarbanes-Oxley compliance fees and a prior year change in the Company’s internal accounting system. Legal and consulting fees reflect a reduction in REIT related legal fees and investment banking services which amounted to $79,535 and $120,242, respectively. An additional reduction of $25,819 was realized relating to landlord/tenant legal matters.

As a result, the Company is reporting a loss from operations before benefit for income taxes of $310,038 for the current quarter ended September 30, 2008 compared to a loss of $158,143 for the same period last year. For the nine month period, a loss from operations totaling $594,974 is being reported compared to a loss of $734,718 for the same period last year. A major contributing factor towards the current year operating losses is the fact that expenses associated with the condemnation litigation amounted to $138,887 and $347,308 for the three and nine month periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,035,570 and $3,311,411 during the nine months ended September 30, 2008 and 2007, respectively. The cash used in operating activities in the current period was primarily related to increased land development costs of $328,830, increased payments to vendors of $322,756 and the prepayment of expenses and other assets of $171,101. The cash used in operating activities in the prior period was primarily related to the payment of $2,000,000 to Landmark National in consideration for services previously provided by Landmark and for Landmark’s agreement not to pursue any claim under the Golf Operating Agreement or the Asset Management Agreement, each dated April 9, 2002, for 10% of all proceeds from the condemnation of 245.5 acres of Flowerfield and any future sale and / or development of the remaining Flowerfield acreage. There were also increased payments to vendors of $491,150 and increased land development costs of $423,503.

Net cash (used in) provided by investing activities was $(5,708,374) and $8,586,473 during the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities in the current period primarily consisted of the purchase of the Cortlandt Medical Center for $7,014,362 partially offset by principal repayments of marketable securities of $2,252,993. The cash provided by investing activities in the prior period was in connection with the sale and principal repayments of marketable securities of $7,199,204 and $4,706,633, respectively. This was partially offset by costs associated with the purchase of the Port Jefferson Professional Park, net of an assumed mortgage and deposit on property, for $2,859,153.

Net cash provided by (used in) financing activities was $5,003,763 and $(5,223,861) during the nine months ended September 30, 2008 and 2007, respectively.  The net cash provided by financing activities in the current period was primarily in connection with obtaining a mortgage of $5,250,000 for the purchase of the Cortlandt Medical Center.  The net cash used during the prior period was principally the result of a cash distribution payment of $5,160,157.

Seq. Page 11

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime plus one percent which was 6.00% at September 30, 2008. The unused portion of the credit line, which is the total line of $1,750,000, will enhance the Company’s financial position and liquidity and is available, if needed, to fund any unforeseen expenses. As of September 30, 2008, the Company had cash and cash equivalents of $1,714,960 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cash flows.

LIMITED PARTNERSHIP INVESTMENT

Our limited partnership investment in the Callery Judge Grove, LP (the “Grove”) is carried on the Company’s balance sheet at $0 as a result of recording losses equal to the carrying value of the investment. This investment represents a 10.93% ownership interest in a limited partnership that owns a 3500+ acre citrus grove in Palm Beach County, Florida. The Grove is the subject of a development plan consisting of 2,996 residential units and 235,000 square feet of mixed commercial, retail, and office space which was recently approved by the Palm Beach County Planning Commission.

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

Item 4T. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Gyrodyne Company of America, Inc. v. The State University of New York at Stony Brook

On November 2, 2005, the State University of New York at Stony Brook (the "University") filed an acquisition map with the Suffolk County Clerk's office and vested title in 245.5 acres of the Company's Flowerfield property (the ”Property”) pursuant to the New York Eminent Domain Procedure Law (the "EDPL"). On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an Advance Payment (the” Advance Payment”), for the Property. Under the EDPL, both the Advance Payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment.

Seq. Page 12

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

On May 1, 2006, the Company filed a Notice of Claim with the Court of Claims of the State of New York seeking $158 million in damages from the University resulting from the condemnation of the 245.5 acres of the Company’s Flowerfield property. While the Company believes that a credible case for substantial additional compensation can be made, it is possible that the Company may be awarded a different amount than is being requested, including no compensation, or an amount that is substantially lower than the Company's claim for $158 million. It is also possible that the Court of Claims could ultimately permit the State to recoup part of its advance payment to the Company.

On July 29, 2008, and in response to a motion made by the State, the Court issued an Order granting the State’s motion for an extension of the deadline to exchange appraisals to November 10, 2008 as the final date for submission of appraisals. The Court also ordered that no further applications for an adjournment of the appraisal deadline will be accepted.

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.

Faith Enterprises ("Faith") a prior tenant at 7 Flowerfield failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith subsequently sued the Company, seeking $7 million in damages on each of three claims (breach of contract, fraudulent inducement and tortuous interference with business). Faith also sought a Yellowstone Injunction, which was denied. In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease. Faith’s action and the third-party action were thereafter stayed when Faith’s affiliated company filed bankruptcy, which bankruptcy proceeding was dismissed in October 2008. The Court has continued to stay Faith’s action and the third-party action.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material.

Items 2 through 5 are not applicable to the three months ended September 30, 2008.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

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

Seq. Page 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: November 12, 2008	/s/ Stephen V. Maroney
By Stephen V. Maroney
President, Chief Executive Officer and Treasurer

Date: November 12, 2008	/s/ Frank D’Alessandro
By Frank D’Alessandro
Controller

Seq. Page 14

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

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

Seq. Page 15