Form 10-K/A
period 2007-12-31
GYRODYNE CO OF AMERICA INC
filed 2009-02-18
CIK 44689

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
                                       OR

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                      ----

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the original Report on Form 10-K of Gyrodyne Company of America, Inc. for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008, to add certain information required on Form 10-K:

Report of Independent Registered Public Accounting Firm signature.

                              GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
                              --------------------------------------------------
                                                REPORT ON AUDITS OF CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                          Years Ended December 31, 2007 and 2006

                                                GYRODYNE COMPANY OF AMERICA, INC
                                                                AND SUBSIDIARIES


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


/s/ Holtz Rubenstein Reminick LLP


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