Form 10-K
period 2008-12-31
GYRODYNE CO OF AMERICA INC
filed 2009-03-31
CIK 44689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
 [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ___________________.

Commission file number  0-1684

GYRODYNE COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-1688021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FLOWERFIELD, SUITE 24, ST. JAMES, NY	11780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (631) 584-5400

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer  ☐                                                                Accelerated filer  ☐
Non-accelerated filer  ☐                                                                  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2008 was $20,900,457. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 18, 2009, 1,289,878 shares of the Registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1. Business.

The statements made in this Form 10-K that are not historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Business Development

Gyrodyne Company of America, Inc. (the “Company”) was organized in 1946 as a corporation under the laws of the State of New York.  The Company's headquarters are located at 1 Flowerfield, Suite 24, St. James, New York 11780.  The Company’s main phone number is (631) 584-5400.  The Company maintains a website at www.gyrodyne.com.

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy.  Following a sharp reduction in the Company’s helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation.  The Company has since concentrated its efforts on the development of its real estate holdings in St. James, New York.  The converted buildings consist of approximately 127,392 rentable square feet housing 54 tenants in space suitable for office, engineering, manufacturing, and warehouse use.  The property, which is known as Flowerfield, consists of 68 acres. Approximately 10 acres are utilized for the rental property and the balance of 58 remains undeveloped but is the subject of development plans (see below).

In 1965, the Company acquired a 20% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership, which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, for a purchase price of $1.1 million. Based on three subsequent capital infusions in which the Company did not participate, the Company’s share is now approximately 11%. The investment has yielded distributions to Gyrodyne of approximately $5.5 million in the aggregate. The property is the subject of a plan for mixed use development and recently received approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space.

On November 2, 2005, the State University of New York at Stony Brook (the “University”) filed an acquisition map with the Suffolk County Clerk’s office and vested title in approximately 245.5 acres of the Flowerfield Property pursuant to the New York Eminent Domain Procedure Law (the “EDPL”).  On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had previously elected under the EDPL to accept as an advance payment for the property (the “Advance Payment”).  Under the EDPL, both the Advance Payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment. In December  2007, the Company recorded a provision for loss of interest on condemnation proceeds amounting to $332,377 which represents a portion of the previously recorded interest receivable of $921,385 pertaining to the Advance Payment. During the year ended December 31, 2006, the Company received $589,008 of interest on the Advance Payment. Although the Company had been assured by counsel representing the State that a statutory interest rate of 9% was due and payable on the Advance Payment of $26.3 million, the State of New York has now taken the position that a lesser interest rate was applicable. The Company is currently seeking just compensation under the EDPL in a lawsuit against the State of New York (see below), and also plans on pursuing the loss of interest in such lawsuit. See also Note 18 in the footnotes to the consolidated financial statements.

In 2005, the Company retained an investment banking firm to assist management and the Board of Directors in reviewing the Company’s strategic options. On December 9, 2005, the Company presented at its 2005 annual shareholders meeting a strategic plan for the future direction of the Company.  The objective of the plan is to position the Company so that it is best able to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of the Company’s shareholders in a tax efficient manner.  The plan calls for achieving this objective by pursuing a conversion to a real estate investment trust (REIT), disposition and redeployment of the assets of the Company in a tax efficient manner, maximization of the value for the remaining 68 acres at Flowerfield, and vigorous pursuit of maximum value from the State of New York for the 245.5 acres of Flowerfield taken by eminent domain.  Following the Company’s conversion to a REIT, which the Company completed in 2007, effective May 1, 2006, and so long as Gyrodyne qualifies for REIT tax status, the Company generally will not be subject to New York State and federal corporate income taxes on income and gain generated after May 1, 2006, the effective date of the Company’s REIT election, from investments in real estate, thereby reducing the Company’s corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of distributions as a C corporation.

On May 1, 2006, the Company filed a Notice of Claim with the Court of Claims of the State of New York seeking additional damages from the State of New York resulting from the eminent domain taking by the University.  See “Legal Proceedings”.

The Company initially invested the Advance Payment from the condemnation of $26,315,000 in short term U.S. Government securities and interest bearing deposits which were valued at $26,184,383 and $238,593, respectively, as of April 30, 2006. Subsequently, the Company invested in hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government which are qualified REIT investments; at December 31, 2008, those investments totaled $8,413,279.

In accordance with Section 1033 of the Internal Revenue Code, if the Company replaces the condemned property with like kind property within three years (or such extended period if requested and approved by the Internal Revenue Service at its discretion) after April 30, 2006, recognition of the gain for federal and state tax purposes is deferred until the newly acquired property is disposed of. In June of 2007 and 2008, the Company acquired the Port Jefferson Professional Park and the Cortlandt Medical Center, respectively. These purchases totaled approximately $15,914,000 and represent a reinvestment of only a portion of the condemnation proceeds. The Company will continue to recognize a deferred tax liability for the potential effect of the gain on condemnation. As of December 31, 2008, the remaining balance of condemnation proceeds to be reinvested is approximately $10,401,000. On February 2, 2009, the Company entered into an agreement to acquire a medical office complex in Fairfax, Virginia for $13,160,000. The closing is expected to take place on or about March 31, 2009 but in no event later than April 30, 2009. (See below). If the Company closes on schedule, the Company will have completed its reinvestment of the $26.3 million Advance Payment of condemnation proceeds in a tax efficient manner under Section 1033 of the Internal Revenue Code.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for a purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. The purchase price per square foot was $212 and the aggregate annual rent flow from the property is currently $872,717. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 29,811 square feet of rentable space. The purchase price was $7 million or $235 per square foot. The aggregate annual rent flow from the property is currently $917,556. Of the $7 million purchase price, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000.

The Company has filed an application to develop a gated, age restricted community on the remaining Flowerfield property that would  include 39 single-family homes, 60 townhouses and 210 condominiums. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. The Company has engaged the firm of Platt Byard Dovell White Architects, a residential and commercial property designer, for this project. Leading the project will be Sam White, FAIA, a partner at the firm known for blending historic context into new architecture.

The application requires the zoning of approximately 62.4 acres be changed from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential." Another 4.3 acres of the property owned by the Company, while already zoned as "residential," would remain undeveloped. Total amount of open space remaining after development is expected to exceed 40 acres.

On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark’s agreement not to pursue the foregoing claims and for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. In addition, the Company will also pay Landmark an additional $1,000,000 over a thirty-six month period, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation.

On February 2, 2009, the Company entered into a non-binding agreement to acquire a 59,000 square foot medical office complex in Fairfax, Virginia for $13,160,000, $100,000 of which was paid as a refundable deposit upon the signing of the agreement, and the remainder to be paid at closing. The closing is expected to take place on or about March 31, 2009 but in no event later than April 30, 2009, and is subject to customary representations and conditions, including the condition that the Company obtain financing in a principal amount equal to or greater than 59% of the purchase price, or $8 million, in the form of a new loan or, at the Company’s discretion, assumption and modification of existing debt secured against the property. The Agreement is subject to a 45-day inspection period during which the Company may, at its own expense, arrange for legal, environmental and/or engineering analyses. The Company may terminate the Agreement prior to the expiration of the inspection period in the event that the Seller fails to cure any title or survey objections pursuant to the terms of the Agreement.

The proposed transaction qualifies for the deferral treatment under Section 1033 of the Internal Revenue Code and will complete the reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

References to the Company contained herein include its wholly owned subsidiaries, except where the context otherwise requires.

Description of the Company's Business

The Company manages its real estate operations and is a passive investor as a limited partner in the Callery Judge Grove, L.P., which owns a large citrus grove in Palm Beach County, Florida.  The Company currently has a total of 10 employees, of which 7 are full time, involved in support of the real estate operation and development plans.  Competition among industrial, medical and office rental properties on Long Island and Cortlandt Manor, New York is intense.  There are numerous commercial property owners that compete with the Company in attracting tenants, many of which are substantially larger than the Company.  See Item 2, "Properties" for a discussion regarding dependence on major tenants.

Real Estate

Gyrodyne owns a 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. The Company currently has 127,392 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2008, there were 54 tenants, comprising 71 leases, renting space with an annual base rent of $1,694,442. The Flowerfield property is located in Smithtown Township. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During the years ended December 31, 2008 and December 31, 2007, the Company had no material expenses related to environmental issues.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000 or $212 per squre foot. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 41,651 square feet of rentable space. As of December 31, 2008, there were 19 tenants, comprising 19 leases, renting space with an annual base rent of $872,717.  The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 29,811 square feet of rentable space. The purchase price was $7 million or $235 per square foot. As of December 31, 2008, there were 13 tenants, comprising 13 leases, renting space with an annual base rent of $917,556.  Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000.

On February 2, 2009, the Company entered into a non-binding agreement to acquire a 59,000 square foot medical office complex in Fairfax, Virginia for $13,160,000, $100,000 of which was paid as a refundable deposit upon the signing of the agreement, and the remainder is required to be paid at closing. The closing is expected to take place on or about March 31, 2009 but in no event later than April 30, 2009, and is subject to customary representations and conditions, including the condition that the Company obtain financing in a principal amount equal to or greater than 59% of the purchase price, or $8 million, in the form of a new loan or, at the Company’s discretion, assumption and modification of existing debt secured against the property. The Agreement is subject to a 45-day inspection period during which the Company may, at its own expense, arrange for legal, environmental and/or engineering analyses. The Company may terminate the Agreement prior to the expiration of the inspection period in the event that the Seller fails to cure any title or survey objections pursuant to the terms of the Agreement.

The proposed transaction qualifies for the deferral treatment under Section 1033 of the Internal Revenue Code and will complete the reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

Limited Partnership Investment in Callery-Judge  Grove, L.P. (the “Grove”)

The Company’s initial participation in the Grove through its wholly owned subsidiary, Flowerfield Properties, Inc., represented a 20% limited partner’s interest in the Grove. Based on three subsequent capital infusions in which the Company did not participate, the Company’s share is now approximately 11%.

The original limited partnership investment of $1.1 million, which was made in 1965, has since yielded distributions of approximately $5.5 million to Gyrodyne in the aggregate. Due to recurring losses of the Grove, the investment is carried on the books of the Company at $0 as a result of recording the Company’s pro-rata share of losses under the equity method of accounting. In fiscal 2000, when the Company’s share of losses equaled the carrying value of the investment, the equity method of accounting was suspended, and no additional losses have been charged to operations.

Tax Status

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (REIT) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Competition

All of the rental properties owned by the Company are located in St. James, Port Jefferson Station, and Cortlandt Manor, New York.  On February 2, 2009, the Company entered into an agreement to acquire a medical office complex in Fairfax, Virginia. The closing is expected to take place on or about March 31, 2009 but in no event later than April 30, 2009. (See – “Business Development,”above). The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company.  Principal factors of competition in the Company’s rental property business are:  the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market.  Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Environmental Matters

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof.  No assurance can be given, however, that environmental regulations will not in the future have a materially adverse effect on the Company’s operations.

Insurance

The Company carries comprehensive liability, property and umbrella insurance coverage which includes fire and business interruption insurance and covers all of its rental properties. The Company believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, its rental properties are adequately insured.

Major Customers

For the year ended December 31, 2008, rental income from the three largest tenants represented 6%, 5% and 4% of total rental income.
For the year ended December 31, 2007, rental income from the three largest tenants represented 9%, 7% and 5% of total rental income.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has approximately 127,392 square feet of rental space and has 54 tenants. The Company also owns a professional office park which consists of ten buildings located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has approximately 41,651 square feet of rental space and 19 tenants. In addition, the Company owns a medical office park which consists of five buildings located in Cortlandt Manor, New York. The property currently has approximately 29,811 square feet of rental space and 13 tenants.

The land at all locations is carried on the Company's balance sheet at cost in the amount of $3,487,483 while the buildings and improvements are carried at a depreciated cost of $15,007,142. The Company has a secured revolving line of credit in the amount of $1,750,000. The outstanding balance was zero as of December 31, 2008 and 2007. Collateral for the credit line consists of Building #7 and the surrounding 6 ½ acres located at Flowerfield in St. James.

The average age of the Flowerfield buildings is approximately 49 years while the Port Jefferson Station buildings have an average age of 35 years and the Cortlandt Manor buildings have an average age of 19 years. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 105 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts many smaller companies that are not dependent on extensive material or product handling.  In the ten buildings located in Port Jefferson Station, the rental unit sizes range from 384 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center in Cortlandt Manor, the rental size units range from 1,123 to 4,358 square feet and are conducive to medical offices consisting primarily of medical professionals.

The Company currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2008 for all of the Company’s properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
All Locations	198,854	90%	$3,484,714	$19.45	86	0

The following table sets forth the Company’s scheduled lease expirations as of December 31, 2008:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2009	53	67,369	$1,126,744	32.33%
2010	27	47,517	928,014	26.63%
2011	16	36,652	880,890	25.28%
2012	2	3,853	57,524	1.65%
2013	1	1,616	46,660	1.34%
Thereafter	4	22,129	444,882	12.77%

The Company’s properties are located in the hamlet of St. James, Port Jefferson Station and Cortlandt Manor, New York. The Company has filed an application for the zoning of approximately 62.4 acres in St. James to be changed from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential. On February 2, 2009, the Company entered into an agreement to acquire a medical office complex in Fairfax, Virginia. The closing is expected to take place on or about March 31, 2009 but in no event later than April 30, 2009. (See – “Business Development,”above).

Item 3. Legal Proceedings.

Gyrodyne Company of America, Inc. v. The State University of New York at Stony Brook

On May 1, 2006 the Company commenced litigation in the Court of the State of New York seeking just compensation for the 245.5 acres in St. James and Stony Brook, New York (the “Property”) that were appropriated by the State on November 2, 2005 under the power of eminent domain.  On November 10, 2008, Gyrodyne and the State of New York filed with the Court of Claims their respective appraisals regarding the value of the Property. As of the November 2005 appropriation date, Gyrodyne’s appraiser has valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court which concluded that there was a high probability the Property would have been rezoned from light industrial use to a Planned Development District.  The State’s appraiser appraised the Property using the current light industrial zoning at a fair market value of $22,450,000.

As the State's appraisal is $3,865,000 less than the $26,315,000 Advance Payment already made to Gyrodyne if the Court of Claims were to adopt the State of New York’s November 10, 2008 appraisal, the State could recoup the $3,865,000 difference between the Advance Payment and the State of New York’s November 10, 2008 appraisal, including interest already paid on the Advance Payment.

The Company believes the State’s appraisal is fundamentally flawed in that it misapplied the eminent domain law’s requirement that just compensation be determined based upon the highest and best use and the probability that such use could have been achieved.

The Court of Claims has by Order dated February 25, 2009 scheduled the trial in this case to commence on August 3, 2009.

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.

Faith Enterprises ("Faith") a prior tenant at 7 Flowerfield, failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith sued the Company in Suffolk Supreme Court, seeking to stop the eviction and seeking damages. In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease. In late 2008 and early 2009, asset searches were conducted and it was determined that Faith and the guarantors do not have assets that could be used to satisfy any judgment that Gyrodyne may ultimately get in this case.  As a result, the Company and Faith agreed to enter into a stipulation of discontinuance, which would discontinue Faith's litigation against the Company and the Company's litigation against Faith and its guarantors. The stipulation has been drafted and is being circulated for review, comments and finalization.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual shareholders meeting for the Year Ended December 31, 2007 was held on December 10, 2008 (the “2008 Annual Meeting”). The votes on each matter submitted to shareholders were as follows:

To elect two directors to serve for a term of three years or until their successors shall be elected and shall qualify:

	For	Withheld
Elliot H. Levine	1,187,121	11,850
Naveen Bhatia	1,182,154	16,817

The directors whose terms of office as a director continued after the 2008 Annual Meeting are as follows:  Paul L. Lamb, Stephen V. Maroney, Philip F. Palmedo, Richard B. Smith, Ronald J. Macklin and Nader G.M. Salour.

On the proposal to ratify the engagement of Holtz Rubenstein Reminick, LLP as independent certified public accountants and auditors for the 2008 fiscal year: votes for 1,189,292; against 7,053; abstain 2,626.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market information

The Company's Common Stock, $1 par value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company’s stock is publicly traded. Set forth below are the high and low sales prices for the Company’s stock for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2007	Low	High
March 31, 2007	$58.63	$73.59
June 30, 2007	$55.04	$63.58
September 30, 2007	$46.01	$57.44
December 31, 2007	$39.75	$51.50

Quarter Ended Fiscal 2008	Low	High
March 31, 2008	$38.00	$49.99
June 30, 2008	$33.50	$42.00
September 30, 2008	$28.59	$40.00
December 31, 2008	$22.76	$39.00

(b)	Approximate number of equity security holders, including shares held in street name by brokers.

Number of Holders of Record
Title of Class	as of February 18, 2009
Common Stock, $1.00 Par Value	624

(c)
On April 9, 2007, the Company paid a special cash distribution of $4.00 per share to all shareholders of record as of the close of business on March 26, 2007. There were no cash dividends declared on the Company’s Common Stock during the year ended December 31, 2008 and 2007.

(d)	Equity Compensation Plan Information.

As of December 31, 2008, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The statements made in this Form 10-K that are not historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports.  The Company assumes no obligation to update the information in this Form 10-K.

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Gyrodyne Company of America, Inc., a New York corporation. We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are generally located in markets with well established reputations, including Suffolk and Westchester counties in New York.

As of December 31, 2008, our portfolio consisted of three properties, representing 19 buildings with an aggregate of approximately 199,000 rentable square feet. We also own undeveloped land parcels adjacent to existing properties for which plans are currently being formulated.

In the first quarter of 2009, but in no event later than April 30, 2009, we expect to close on a property in Fairfax, Virginia which will add approximately 59,000 rentable square feet to our portfolio and approximately $1,345,000 in annual rental income. Successfully closing title on this property will complete our reinvestment of the $26.3 million Advance Payment from condemnation proceeds in a tax efficient manner pursuant to Section 1033 of the Internal Revenue Code.

Factors Which May Influence Future Operations

Our operating focus is on acquiring, developing, owning, leasing and managing medical, commercial and industrial space. As of December 31, 2008, our operating portfolio was 90% leased to 86 tenants with two occupancies scheduled for February and April 2009 upon completion of certain tenant improvements. As of December 31, 2007, our operating portfolio was 92% leased to 73 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our portfolio, which increased by approximately 29,811 rentable square feet in the year ended December 31, 2008 as a result of the acquisition of the Cortlandt Medical Center; total leased square footage during the same period increased by approximately 24,338 square feet.

Leases representing approximately 38% of our leased square footage expire during 2009 and leases representing approximately 27% of our leased square footage expire during 2010. Our leasing strategy for 2009 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2008. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2009	53	67,369	$1,126,744	32.33%
2010	27	47,517	928,014	26.63%
2011	16	36,652	880,890	25.28%
2012	2	3,853	57,524	1.65%
2013	1	1,616	46,660	1.34%
Thereafter	4	22,129	444,882	12.77%

The success of our leasing and acquisition strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and trends in the United States and in our target markets of New York and the eastern portion of the United States. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates or at all.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they address the most material parts of our financial statements, require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investments in Real Estate

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	10-39 years
Machinery & equipment	3 to 20 years

Our estimates of useful lives have a direct impact on our net income. If expected useful lives of our investments in real estate were shortened, we would likewise depreciate the assets over a shorter time period, resulting in an increase to depreciation expense and a corresponding decrease to net income on an annual basis.

Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses.

Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacements and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

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

A ssets and Liabilities Measured at Fair-Value - On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

SFAS 157 emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, SFAS 157 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, we have investments in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by U.S. government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage-backed securities originated by U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealer's trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

Newly Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

RESULTS OF OPERATIONS

The following is a comparison, for the years ended December 31, 2008 and 2007 of the operating results of Gyrodyne Company of America, Inc.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The Company is reporting net income of $1,542,249 for the fiscal year ended December 31, 2008 compared to a net loss of $1,551,654 for the twelve months ended December 31, 2007. Diluted per share income amounted to $1.20 for 2008 compared to a per share loss of ($1.21) for the prior year. Both periods included the recognition of tax benefits totaling $2,496,000 and $403,989 for 2008 and 2007, respectively, and are more fully described in a latter section of this report.

Rental Revenues. Revenues are comprised solely of rental income and amounted to $3,091,542, representing a $1,254,522 or a 68% improvement over the 2007 total of $1,837,020. These improved earnings reflect a full year of operating the Port Jefferson Professional Park which was acquired in June of 2007, seven months of operating the Cortlandt Medical Center which was acquired earlier this year, and improved results at the Flowerfield facility. The increases over 2007 results per property amounted to $510,633, $567,315, and $176,574 for Port Jefferson, Cortlandt, and Flowerfield, respectively.

In 2009, rental income is expected to increase to approximately $4,680,000 compared to $3,092,000 in 2008, a variance of $1,588,000. Approximately $1,010,000 of this increase will be a result of the anticipated acquisition of property in Fairfax, Virginia in March 2009. This increase represents nine months of the Fairfax property’s $1,345,000 projected annual rental income. Complimenting this increase will be another $454,000 of rental income representing the ownership of the Cortlandt Medical Center for a full year in 2009 compared to seven months in 2008. The remainder of the increase is primarily related to one tenant under lease as of December 31, 2008, but expected to occupy space and incur rent as of April 1, 2009.

On a pro forma basis, the comparison of rental revenues for the years ended December 31, 2008 and 2007 as if all the properties operated for twelve months is estimated as follows:

Facility Rental Revenue	December 31, 2008	December 31, 2007
Port Jefferson Professional Park	$986,604	$1,011,680
Cortlandt Medical Center	967,033	956,764
Flowerfield Industrial Park	1,537,623	1,361,049
Total	$3,491,260	$3,329,493

Total Expenses. Expenses amounted to $4,135,388 for the current year and reflect a decrease of $532,975 when compared to the prior year results which totaled $4,668,363. Although the Company experienced increased rental property and depreciation expenses as a result of adding the two new properties to its portfolio, it also reduced general and administrative expenses by $781,619. Additionally, expenses were reduced when compared to the prior year due to a non-recurring event in 2007 amounting to $332,377, as described later in this report.

Rental Operations Expense. Reflecting the additional facilities, rental expenses increased by $371,571, totaling $1,225,049 in 2008 compared to $853,478 during the prior year. The increases over the 2007 results per property amounted to $154,273, $173,665, and $43,633 for Port Jefferson, Cortlandt, and Flowerfield, respectively. Similarly, reflecting the addition of the newly acquired facilities, depreciation expense increased by $209,450, amounting to $359,626 in 2008 compared to $150,176 during the prior year.

In 2009, rental operating expenses are expected to increase to approximately $1,625,000 compared to $1,225,000 in 2008, a variance of $400,000. Approximately $290,000 of this increase will be a result of the anticipated acquisition of property in Fairfax, Virginia and $115,000 is a result of having the Cortlandt Medical Center for a full year in 2009. Reflecting the aforementioned addition of new properties, depreciation expense is forecasted to increase by $294,000, amounting to $654,000 in 2009 compared to $360,000 in 2008.

On a pro forma basis, the comparison of rental expenses for the years ended December 31, 2008 and 2007 as if all the properties operated for twelve months is as follows:

Facility Rental Expense	December 31, 2008	December 31, 2007
Port Jefferson Professional Park	$290,783	$261,342
Cortlandt Medical Center	319,128	312,832
Flowerfield Industrial Park	760,602	716,969
Total	$1,370,513	$1,291,143

General and Administrative Expenses. Although there were several contributing factors to the reduction in general and administrative expenses in 2008, the most significant was the fact that 2007 included corporate governance expenses totaling $756,656 associated with the Company’s involvement in a proxy contest; 2008 corporate governance expenses decreased by $690,022 when compared to the prior year. The Company has no indication that it will experience a proxy contest in 2009. Other significant contributing factors between the two reporting periods included decreases of $248,174 in legal and consulting fees and decreases of $31,336 and $26,010 in accounting fees and directors’ fees, respectively. Legal and consulting fees reflect decreased expenses associated with establishing real estate investment trust (“REIT”) status and landlord-tenant matters amounting to $79,535 and $42,506, respectively, and $120,242 in reduced expenses pertaining to the engagement of an investment banking firm in the prior year. Offsetting a portion of these reductions, the Company experienced an increase of $69,456 in condemnation litigation expenses which totaled $520,469 and increased pension plan expense totaling $56,972. Additionally, 2008 results included increased travel expense attributable to researching potential real estate acquisitions and staff attendance at REIT related conferences and educational seminars which amounted to $51,878 and a net reduction in post REIT conversion tax refunds amounting to $39,694. The non-recurring event during 2007 was a $332,377 reversal of an interest receivable associated with the Advance Payment received in connection with the 2005 condemnation of 245 acres of the Company’s Flowerfield property.

In 2009, the Company anticipates incurring condemnation expenses of $652,000 compared to $520,000 in 2008, an increase of $132,000. The increase includes legal expenses of $76,500, anticipated increased engineering costs of $31,000 and costs related to traffic analysis and appraisals of $26,000.

Interest Income. Interest income for the most part represents earnings from the Company’s investment in mortgage backed securities issued by U.S. Government Agencies. Interest income declined by $482,092, totaling $556,058 in 2008 compared to $1,038,150 in the prior year. The decrease is directly attributable to the sale of securities and the redirection of those funds into real estate investments and the normal reductions associated with the payment stream of funds in a mortgage portfolio.

Interest Expense.  Interest expense associated with the funding of the two new facilities is also reflected in the 2008 results, increasing by $303,513 for the year and totaling $465,963 compared to $162,450 for the prior year. Since the Company finances its real estate acquisitions, interest expense is projected to increase in 2009 with the anticipated purchase of the Fairfax Medical Center and the full year ownership of the Cortlandt Medical Center. The projected total for 2009 is approximately $942,703 compared to $465,963 for 2008.

On a pro forma basis, the comparison of interest expense for the years ended December 31, 2008 and 2007 as if all the properties operated for twelve months is as follows:

Facility Interest Expense	December 31, 2008	December 31, 2007
Port Jefferson Professional Park	$314,128	$319,212
Cortlandt Medical Center	253,593	242,778
Total	$567,721	$561,990

As a result of the changes in rental revenue, total expenses and other income (expense), the Company is reporting a loss before benefit for income taxes of $953,751 for 2008 as compared to a loss of $1,955,643 for the previous year.

Income Taxes. For 2008, the Company has recorded a benefit for income taxes totaling $2,496,000. Of that total, a benefit of $2,800,000 is directly attributable to the acquisition of the Cortlandt Medical Center under Section 1033 of the Internal Revenue Code. Additionally, the Company has booked a deferred tax adjustment of $304,000 attributable to its limited partnership investment in the Callery-Judge Grove. In 2007, the Company recorded a benefit for taxes totaling $403,989 which was comprised of a $725,000 benefit associated with the acquisition of the Port Jefferson Professional Park under Section 1033 of the Internal Revenue Code, a benefit from prior years tax refunds of $100,989, and a deferred tax adjustment of $422,000 attributable to its limited partnership investment in the Callery-Judge Grove.

LIQUIDITY AND CAPITAL RESOURCES

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below:

	2008	2007
Net cash used in operating activities	$(1,257,615)	$(3,649,919)
Net cash (used in) provided by investing activities	$(5,895,488)	$9,399,693
Net cash provided by (used in) financing activities	$4,903,855	$(5,245,920)
Ending cash and cash equivalents balance	$1,205,893	$3,455,141

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Net cash used in operating activities was $1,257,615 and $3,649,919 during the years ended December 31, 2008 and 2007, respectively. The cash used in operating activities in the current year was primarily related to increased land development costs of $431,666 and increased payments to vendors of $237,610. The cash used in operating activities in the prior year was primarily related to the payment of $2,000,000 to Landmark National in consideration for services previously provided by Landmark and for Landmark’s agreement not to pursue any claim under the Golf Operating Agreement or the Asset Management Agreement, each dated April 9, 2002, for 10% of all proceeds from the condemnation of 245.5 acres of Flowerfield and any future sale and / or development of the remaining Flowerfield acreage. There were also increased land development costs of $459,912.

Net cash used in investing activities amounted to $5,895,488 for the year ended December 31, 2008 compared to net cash provided by investing activities of $9,399,693 for the year ended December 31, 2007. This fluctuation was caused by the liquidation of marketable securities in preparation for the acquisition of the Port Jefferson Professional Park in 2007 as well as the acquisition of the Cortlandt Medical Center in 2008.

Net cash provided by financing activities amounted to $4,903,855 compared to cash used in financing activities of $5,245,920 for the years ended December 31, 2008 and 2007, respectively. The primary reason for the cash provided by financing activities in 2008 was the financing of the acquisition of the Cortlandt property. The net cash used during fiscal 2007 was principally the result of a cash distribution payment of $5,160,157.

At December 31, 2008, the Company had cash, cash equivalents and marketable securities of $9,619,172 to meet its current obligations and has sufficient resources to continue to investigate possible acquisitions.  In the first quarter of 2009 we expect to close on a property in Fairfax, Virginia.  It is anticipated that the purchase price of this property will be approximately $13.1 million with $8 million of the purchase price to be paid for in the form of mortgage financing.

For the year ending December 31, 2009, the Company has a capital expenditure budget of approximately $1,152,100 excluding acquisitions of properties. These capital expenditures are for tenant improvements, general upgrades, necessary repairs that qualify as capital expenditures and costs related to the land held for development. Of the above budget, $571,500 of the improvement expenditures have been folded  into the rental payments and will be recovered over the terms of the leases. At the Flowerfield property, $124,700 is required for the removal of underground oil tanks and conversion of the related building to natural gas. Costs capitalized with regard to the land held for development is budgeted to be $134,500 for the year ending December 31, 2009 and includes such items as real estate taxes, consulting and legal expenses. The remaining $246,400 includes $50,000 for expenditures related to the Fairfax, Virginia property, if acquired. The capital expenditure budget and equity contribution for the Fairfax, Virginia acquisition will be funded by cash and the sale of marketable securities.

The Company anticipates being able to fund its operations for the year ending December 31, 2009 from the generation of cash from operations and earnings from investments.

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

The Company operates as a real estate investment trust (a “REIT”) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. As of December 31, 2008, the Company had cash and cash equivalents of $1,205,893 and investments in marketable securities of $8,413,279 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code, and other factors the Board of Directors may deem relevant.

During fiscal 2004, the Company restructured an outstanding mortgage loan on the Flowerfield property. That loan was satisfied and incorporated into a newly established revolving credit line in the amount of $1,750,000 at prime plus one percent. At December 31, 2008 and December 31, 2007, the Company had no outstanding indebtedness against this credit facility.

INCOME TAXES

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (a “REIT”) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As a result of the election, the Company converted to a December 31 fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the year ended December 31, 2008 and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company’s investment in the Grove is held as a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2008 and December 31, 2007.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the Callery-Judge Grove located in Palm Beach County, Florida. The investment represents a 10.93% interest in a limited partnership that owns a 3,700+ acre citrus grove. The Company is accounting for the investment under the equity method. As of December 31, 2008, the carrying value of the Company’s investment was $0. The Grove has reported to its limited partners that in November 2008 it received an independent appraisal report of the citrus grove property which reflects the recent approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at December 31, 2008 and 2007, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $21,700,000 and $22,400,000 respectively, without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

DEVELOPMENT OF FLOWERFIELD PROPERTY

The Company was a party to two contractual agreements dated April 9, 2002 with Landmark National ("Landmark") pursuant to which Landmark was to design and develop an 18 hole championship golf course community with 336 home sites on the Company’s Flowerfield property located in Stony Brook / Saint James, New York, a substantial portion of which has since been condemned by the State University of New York (the "University"). Those contractual agreements were exhibited in the Company’s April 30, 2002 10-KSB filing. The golf course agreement called for monthly payments of $5,000 with a maximum total of $150,000. As of April 30, 2005, the Company had paid this obligation in full. Additionally, there was a one-time fee of $100,000 for a grading report on the course layout, which was completed and paid during fiscal 2003. The residential land planning and design contract included monthly payments of $10,000 with a maximum payment totaling $300,000. As of April 30, 2005, the Company had also paid this obligation in full. Landmark was also entitled to a construction management fee of 4.5% of construction costs. The balance of Landmark’s compensation was an incentive fee of 10% of pre-tax net income from the residential golf course development. Additionally, in a separate agreement for the future, Landmark was under contract to manage the completed golf and clubhouse facilities under a long-term management agreement. The annual fee for such service was $100,000 commencing upon completion of the golf and clubhouse facilities. The residential land planning and design contract also provided for a termination fee amounting to $500,000, which is more clearly defined in Note 12 to the consolidated financial statements. The Company had accrued a $500,000 termination fee through April 30, 2006 pursuant to the contract. Following the University's condemnation of the Flowerfield property, the Company was advised by Landmark that it believed it was entitled to 10% of all condemnation proceeds pursuant to the 10% incentive fee provision referred to above.

On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark’s agreement not to pursue the foregoing claims, for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. Landmark will receive an additional $1,000,000 over a thirty-six month period, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation. The Company accrued $1,500,000 as additional condemnation expense as of December 31, 2006.

In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.

The application requires a change of zone of approximately 62.4 acres be changed from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential." Another 4.3 acres of the property owned by the Company, while already zoned as "residential," would remain undeveloped. Total amount of open space remaining after development is expected to exceed 40 acres.

The costs associated with the development of the property as of December 31, 2008 consists of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes and was approximately $1,200,000. The Company cannot predict the outcome of the application.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:
(1) Report of Independent Registered Public Accounting Firm
(2) Consolidated Balance Sheets as of December 31, 2008 and 2007
(3) Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
(4) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008 and 2007
(5) Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
(6) Notes to Consolidated Financial Statements
(7) Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2008 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)
The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2009 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Corporation are elected by the Board of Directors to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a	Current Board
		Director	Term Expires
Stephen V. Maroney	66	1996	2010
President, CEO, CFO, Treasurer, and Director of the Company

Peter Pitsiokos	49	---	---
COO, Secretary and Chief Compliance Officer of the Company

Frank D’Alessandro	62	---	---
Controller of the Company

Paul L. Lamb	63	1997	2009
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Philip F. Palmedo	74	1996	2010
Managing Director and Chairman of Kepler Asset Management and
Manager of IRG Carbon LLC
Director of the Company

Elliot H. Levine	56	2004	2011
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith	54	2002	2009
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

Ronald J. Macklin	46	2003	2010
Deputy General Counsel, National Grid
Director of the Company

Nader G.M. Salour	50	2006	2009
Principal, Cypress Realty of Florida, LLC
Director of the Company

Naveen Bhatia	29	2008	2011
Co-Founder and Partner, Eagle Lake Capital, LLC
Director of the Company

(b)	Business Experience

Stephen V. Maroney, age 66, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank’s Chief Financial Officer. Mr. Maroney was appointed to the position of President, CEO and Treasurer by the Gyrodyne Board of Directors on March 14, 1999. His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.

Peter Pitsiokos, age 49, joined the Company in July 1992 as its Assistant Secretary and General Counsel and has been the Company’s Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a Law degree from Villanova University and a BA degree from Stony Brook University.

Frank D’Alessandro, age 62, joined the Company in March 1997 as its Controller. Prior to joining the Company, he was Controller of Cornucopia Pet Foods Inc., a distributor of all natural pet foods. Previous to that he spent many years in various financial positions. Mr. D’Alessandro holds an MBA degree in Finance as well as a BBA in Accounting, both from Hofstra University.

Paul L. Lamb, age 63, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.

Philip F. Palmedo, age 74, was appointed to the Board of Directors in July 1996. Mr. Palmedo is currently Managing Director and Chairman of Kepler Asset Management as well as Chairman of International Resources Group and former President of the Long Island Research Institute. He was a founder of all three companies. Mr. Palmedo has shepherded numerous fledgling businesses into the financial and technological markets and completed several financing agreements. He has M.S. and Ph.D. degrees from M.I.T.

Elliot H. Levine, age 56, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine’s work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 13 years as senior member of Levine & Seltzer.

Richard B. Smith, age 54, was appointed to the Board of Directors in November 2002. Mr. Smith is currently a Vice President in the Commercial Banking Division of the First National Bank of Long Island. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank until February, 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, NY.

Ronald J. Macklin, age 46, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Deputy General Counsel for National Grid and formerly KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School.

Nader G.M. Salour, age 50, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He has served as President of Abacoa Development Company, from June 1996 to June 2006, and as a Director of Abacoa Partnership for Community from December 1997 to present.

Naveen Bhatia, age 29, was elected to the Board of Directors in December 2008. Mr. Bhatia is Co-Founder and Partner of Eagle Lake Capital, LLC, an investment management firm. He has been with the firm from August 2003 to present. He was formerly an Investment Banking Analyst for Rothschild Inc., an investment bank, from July 2001 to August 2003.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company directors, executive officers, and any person holding more than ten percent (“10% Holder”) of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2008 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2008 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2008 or prior fiscal years.

(d)	Audit Committee Financial Expert

The Board of Directors has a separately-designated Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and NASDAQ rules. The Board of Directors has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a partner in the accounting firm of Levine & Seltzer, LLP. In addition, Mr. Levine has 10.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

(e)	Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees. It is available on the Company’s website at www.gyrodyne.com  and any person may obtain without charge a paper copy by writing to the Secretary at the address set forth on page 1. Any amendments to the Code of Ethics, or waiver thereof, will be disclosed on the website promptly after such amendment.

Item 11. Executive Compensation.

(a)	Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2008 and 2007.

2008 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen V. Maroney	2008	220,000	10,000 (A)	0	0	0	0	0	230,000
President and CEO	2007	220,000	50,000 (C)	0	0	0	0	74,954 (B)	344,954

Peter Pitsiokos	2008	169,548	35,000 (A)	0	0	0	0	38,242 (D)	242,790
COO and Secretary	2007	160,790	50,000 (C)	0	0	0	0	0	210,790

(A) Consists of a performance bonus issued to Mr. Maroney on December 31, 2008 for $10,000 as well as performance bonuses to Mr. Pitsiokos on June 6, 2008 and December 31, 2008 for $20,000 and $15,000, respectively.

(B) In FY 07, Mr. Maroney exercised non-qualified stock options with a value of $74,954.

(C) Consists of $25,000 paid on April 1, 2007 in respect of a performance bonus during 2006, and $25,000 paid on December 26, 2007 in respect of a performance bonus during 2007.

(D) Consists of vacation time paid in cash during the fiscal year.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

Employment Agreements

The Company is a party to separate employment agreements with each of its executive officers, Mr. Maroney and Mr. Pitsiokos.  Each employment agreement provides for an annual base salary and discretionary annual incentive cash bonuses and/or stock option awards (stock option awards are no longer available).  Each agreement provides for a severance benefit over a prescribed term in the event an executive’s employment is terminated without cause, if his duties are materially changed, if he terminates the agreement for “Good Reason” (as defined below) or if his employment is terminated in connection with a “Change-In-Control,” (as defined below).  Each agreement also provides that no severance benefit is due in the event of an executive’s voluntary termination or a termination of employment for “Cause.”  Cause includes fraud, dishonesty, embezzlement, willful failure of the executive to follow directions of the Board, or any willful misconduct, criminal conviction, unexcused absence or similar conduct or activities.  Upon termination of employment by the Company without Cause or by the executive for Good Reason or following a Change-In-Control, under each agreement, each executive also has the right to receive a cash severance payment and certain other benefits until the third anniversary following termination.  Under each agreement, the employment term is extended at the end of each day, to automatically add an additional day, so that a remaining three-year employment term is always outstanding.  Each employment agreement may be terminated in the event of death or disability.

Each executive may terminate his agreement at any time upon one years’ prior written notice, or upon thirty days prior notice if for “Good Reason,” subject to the Company’s right to remedy the condition entitling the executive to terminate employment for Good Reason.  Good Reason is defined to include a material change in the executive’s duties, relocation of the corporate headquarters outside 25 miles of its current location, or breach by the Company of any material term of the agreement and, in each case, the executive must separate from service within a limited period of time, not to exceed sixty days following the occurrence of the reason for the Good Reason termination.  The executive officer may also terminate employment upon 30 days written notice within ninety days following a “Change-In-Control.”  Change-In-Control means the occurrence of any one of the following events:  a change in the composition of the Board of Directors of the Company from its composition on the date the agreement was executed such that more than one-third of the directors have changed; the sale or transfer of shares of the Company such that there is a change in the beneficial ownership by more than 30% of the voting shares of the Company; the sale of a substantial portion of the Company’s assets; the Board of Directors’ approval of a liquidation or dissolution of the Company; or a change in ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company as defined under Section 409A of the Internal Revenue Code.  In the event of a termination without Cause, for Good Reason, or upon a Change-In-Control, the executive shall be entitled to severance benefits as described below under the heading, “Severance and Change in Control Benefits.”  As of December 31, 2008, each of the employment agreements was amended.  The intent of these amendments was solely to revise the terms of each employment agreement to the extent necessary to avoid the potential of adverse tax consequences under Section 409A of the Internal Revenue Code associated with these severance payments and/or to delay certain payments as required under such section.

(b)	Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2008, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

(c)	Severance and Change-in-Control Benefits

As indicated above under the heading “Employment Agreements,”  Mr. Maroney and Mr. Pitsiokos are each covered by an employment agreement which specifically provides for a severance payment in the event of a Change-in-Control, termination by the Company without Cause, or by the executive for Good Reason.  Under such agreements, the executive’s employment term is extended at the end of each day, to automatically add an additional day, so that a remaining three-year employment term is always outstanding.  Nevertheless, the employment term terminates three years after delivery of written notice by either the Company or the executive officer to the other party.  See, “Executive Compensation - - Employment Agreements,” above.

Under each agreement, as amended to comply with Section 409A, upon any of the enumerated events, the executive is entitled to receive an amount equal to three times the executive’s base salary to be paid in a single lump sum cash payment to the extent such amount does not exceed the lesser of the executive’s salary for the two year period prior to termination or two times the Internal Revenue Code Section 401(a)(17) limitation.  To the extent the amount payable exceeds such limitation, the excess over the limitation is to be paid on the 15th day of the 7th month following the separation of service, with interest equal to prime plus 2%.   In addition to the cash severance payment, each executive will be entitled to receive certain other benefits.

The primary reasons for providing severance and change-in-control benefits for the executive officers are to retain the executives and their talents and to encourage them to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact continued employment.   As indicated above, as of December 31, 2008, each of the employment agreements were amended to avoid the potential of any adverse tax consequences under Section 409A of the Internal Revenue Code associated with the severance payments and/or to delay certain payments as required under such Code section.

(d)	Incentive Compensation upon a Change-in-Control or Death

The Company believes that providing severance in a change-in-control situation is beneficial to shareholders because it encourages management and the Board to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact the continued employment or board position of an executive officer or director, and to promote long term value maximization.  The Company established an incentive compensation plan (the “Incentive Plan”) in 1999 for all full-time employees and members of the Board.  The benefits of the Incentive Plan are realized only upon a change-in-control of the Company or upon the death of a participant when employed by, or serving as a director of, the Company.  Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events.  In the event of a change-in-control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan’s "establishment date" price of $15.39 per share and the per share price of the Common Stock on the closing date, equivalent to 100,000 shares of Common Stock, such number of shares and "establishment date" price per share subject to adjustments to reflect changes in capitalization.  The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from 0.5% to 18.5%).  Messrs. Maroney and Pitsiokos are currently entitled to 18.5% and 13.5%, respectively, of any distribution under the Incentive Plan with the balance being distributable to other eligible employees (11.5%) and members of the Board of Directors (56.5%).  There are currently 110,000 units granted under the Incentive Plan, equal to 110,000 shares of Common Stock.

In the event of death of a participant, the beneficiary of the participant in the Incentive Plan is entitled to exercise a deceased participant’s vested benefit.  The decedent’s benefit would be paid to the beneficiary, or if there is no beneficiary, to the personal representative of the decedent’s estate.  Upon death, payments can be made even without a change-in-control.  Death benefits, however, are not paid if the termination of employment or the cessation of membership on the Board of a participant, occurs prior to a subsequent disability or death.

Payments under the Incentive Plan may be deemed to be a form of deferred compensation (within the meaning of Section 409A of the Internal Revenue Code) to the extent any employee or director participant has been granted units at a discount, after October 4, 2004.   In this regard, however, no actual deferral of compensation is intended to exist under this plan since immediate payment is required only upon a change-in-control or the death of participant, regardless of whether any other adverse employment or other events occur.  Nevertheless, on December 27, 2008, the Incentive Plan was amended to incorporate certain applicable provisions of  Section 409A in order to avoid the potential of adverse tax consequences associated with the payments due under the plan and/or to delay certain required payments.  Specifically, the amendment provides that in the event of the death of participant, the required payment is to be made within sixty days after the date of death but no later than two and one-half months after the end of the calendar year in which the death occurs.  Further, notwithstanding any other provision, if the participant is a “Specified Employee,” as defined under Code Section 409A (generally, a key employee of a public company, such as the Company) on the date of separation of service or death, then the required amount is to be paid, in a single lump sum cash payment to the extent such amount does not exceed the lesser of the executive’s salary for the two year period prior to separation of service or death or two times the Internal Revenue Code Section 401(a)(17) limitation.  To the extent the amount payable exceeds such limitation, the excess over the limitation is to be paid on the 15th day of the 7th month following the separation of service or death.

(e)	Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan.  The Pension Plan is believed to provide a reasonable benefit for the executives and all other employees.  The (underfunded) and overfunded status of the Company’s pension plan is included in pension liability and prepaid pension costs in the accompanying consolidated balance sheets and is $(715,365) and $628,606 at December 31, 2008 and 2007, respectively. The Company expects to contribute $200,000 to fund the pension plan for the year ending December 31, 2009. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.

(f)	Compensation of Directors

Each Director is entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended and is reimbursed for travel and Company business related expenses. In addition, the Chairman of the Board is entitled to receive a Chairman’s fee of $24,000 a year which commenced in September 2004. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2008:

	Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A	Paul L. Lamb	46,000	0	0	0	0	0	46,000

B	Robert H. Beyer	20,000	0	0	0	0	0	20,000

C	Philip F. Palmedo	24,500	0	0	0	0	0	24,500

D	Elliot H. Levine	27,500	0	0	0	0	0	27,500

E	Richard B. Smith	25,000	0	0	0	0	0	25,000

F	Ronald J. Macklin	30,500	0	0	0	0	0	30,500

G	Nader G.M. Salour	28,000	0	0	0	0	0	28,000

H	Naveen Bhatia (1)	4,000	0	0	0	0	0	4,000

(1) Mr. Bhatia was elected as a director at the annual meeting of stockholders held on December 10, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2008, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(b)
The following table sets forth certain information as of February 18, 2009 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of the Company’s present executive officers and directors as a group.

	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (8)

Common Stock $1 Par Value	More Than 5% Shareholders
	Bulldog Investors/Goldstein/Dakos 60 Heritage Drive Pleasantville, NY 10570	225,246(1)	17.46

	River Road Asset Management, LLC 462 South Fourth Street, Suite 1600 Louisville, KY 40202	106,279(2)	8.24

	Gerard Scollan 80 Browns River Road Sayville, NY 11782	99,249(3)	7.69

	AmTrust Capital Management, Inc. Jan Loeb 10451 Mill Run Circle Owings Mills, MD 21117	75,959(4)	5.89

Directors and Executive Officers

Stephen V. Maroney	81,087(5)	6.29

Peter Pitsiokos	2,291(6)	*

Paul L. Lamb	24,364(7)	1.89

Naveen Bhatia	12,179	*

Philip F. Palmedo	12,749	*

Richard B. Smith	1,000	*

Ronald J. Macklin	200	*

Elliot H. Levine	100	*

Nader G.M. Salour	943	*

All executive officers and Directors as a group (9 persons)	134,913	10.46

(1)  On November 7, 2008, Bulldog Investors, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13D/A with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 225,246 shares of Gyrodyne stock. Power to dispose and vote securities resides either with Mr. Goldstein, Mr. Dakos or with clients.

(2)  On February 17, 2009, River Road Asset Management, LLC filed a Schedule 13G/A with the Securities and Exchange Commission stating that it is the beneficial owner, with sole power to dispose or to direct the disposition of 106,279 shares of Gyrodyne stock and the sole power to vote or direct the vote of 76,169 shares.

(3)  Includes 96,994 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder. Mr. Scollan has sole voting and dispositive power with respect to 2,255 shares, and shared voting and dispositive power with respect to 96,994 shares.

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

(6)   Does not include his wife's and children's ownership of 359 shares in which he denies any beneficial interest. Mr. Pitsiokos has pledged 2,291 shares of Common Stock as security.

(7)  Includes 14,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 500 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan.

(8)  The percent of class is calculated on the basis of the number of shares outstanding, which is 1,289,878 as of February 18, 2009.

*     Less than 1%.

Item 13. Certain Relationships and Related Transactions and Director Independence.

There were no transactions in effect since January 1, 2007 or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404 (a) of Regulation S-K) had or will have a direct or indirect material interest.

The majority of the members of the Board of Directors are independent directors as defined by the listing requirements of the NASDAQ Stock Market. Such independent directors are Messrs. Bhatia, Lamb, Levine, Macklin, Palmedo, Salour and Smith. Mr. Beyer, who served as a director during fiscal 2008, was also independent in accordance with NASDAQ listing requirements. The Company has compensation, nominating, investment and audit committees, the members of which are also independent as defined by the listing requirements of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent auditors, for professional services rendered for the years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal December 31, 2008	Fiscal December 31, 2007

Audit Fees (1)	$90,000	$85,438
Audit-Related Fees (2)	19,535	24,171
Tax Fees (3)	24,786	22,027
All Other Fees (4)	-	-

Total Fees	$134,321	$131,636

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of Form 8-K filings, proxy filings and research into various accounting issues.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns and research into the tax implications of the Company’s REIT election.

(4) All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein Reminick LLP, the Company’s principal accountant, other than those disclosed above.

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

Item 15. Exhibits and Financial Statement Schedules.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)	Exhibits: The following Exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (5)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (6)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (2)

10.1	Incentive Compensation Plan. (1)

10.2	Amended and Restated Employment Agreement, with Stephen V. Maroney, dated January 23, 2003. (9)

10.3	Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (9)

10.4
Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (3)

10.5	Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC and Gyrodyne Company of America, Inc. (4)

10.6	Agreement dated February 12, 2007 between Gyrodyne Company of America, Inc. and DPMG, Inc. d/b/a Landmark National. (4)

10.7	First Amendment to Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC, and Gyrodyne Company of America, Inc., dated as of February 1, 2007. (4)

10.8	Agreement between the Company, the Bulldog Investors and Mr. Naveen Bhatia, dated as of October 27, 2008. (8)

10.9	Amendment to the Company 1999 Incentive Compensation Plan, dated December 27, 2008. (7)

10.10	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.11	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

21.1	List of all subsidiaries. (10)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (10)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on October 28, 2008.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

/S/ Stephen V. Maroney
By Stephen V. Maroney, President, Treasurer and Principal Executive Officer
Date: March 30, 2009

/S/ Frank D’Alessandro
By Frank D’Alessandro, Controller Date: March 30, 2009

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 30, 2009

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 30, 2009

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 30, 2009

/S/ Stephen V. Maroney
By Stephen V. Maroney, Director
Date: March 30, 2009

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 30, 2009

Exhibit Index

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (5)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (6)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (2)

10.1	Incentive Compensation Plan. (1)

10.2	Amended and Restated Employment Agreement, with Stephen V. Maroney, dated January 23, 2003. (9)

10.3	Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (9)

10.4
Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (3)

10.5	Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC and Gyrodyne Company of America, Inc. (4)

10.6	Agreement dated February 12, 2007 between Gyrodyne Company of America, Inc. and DPMG, Inc. d/b/a Landmark National. (4)

10.7	First Amendment to Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC, and Gyrodyne Company of America, Inc., dated as of February 1, 2007. (4)

10.8	Agreement between the Company, the Bulldog Investors and Mr. Naveen Bhatia, dated as of October 27, 2008. (8)

10.9	Amendment to the Company 1999 Incentive Compensation Plan, dated December 27, 2008. (7)

10.10	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.11	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

21.1	List of all subsidiaries. (10)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (10)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on October 28, 2008.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Filed as part of this report.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Contents
Years Ended December 31, 2008 and 2007	Pages

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
F-1 F-2 F-3 F-4 F-5 F-6 - F-23

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gyrodyne Company of America, Inc. and Subsidiaries
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2008 and December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 30, 2009

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2008	2007

Assets

Real Estate:
Rental property:
Land	$2,929,017	$2,303,017
Building and improvements	17,887,414	10,345,449
Machinery and equipment	254,352	179,335
	21,070,783	12,827,801
Less Accumulated Depreciation	3,010,709	2,651,084
	18,060,074	10,176,717
Land held for development:
Land	558,466	558,466
Land development costs	1,213,092	781,426
	1,771,558	1,339,892
Total Real Estate, net	19,831,632	11,516,609

Cash and Cash Equivalents	1,205,893	3,455,141
Investment in Marketable Securities	8,413,279	10,816,269
Rent Receivable, net of allowance for doubtful
accounts of $35,000 and $14,000, respectively	118,076	94,693
Interest Receivable	49,678	64,712
Prepaid Expenses and Other Assets	571,129	352,477
Prepaid Pension Costs	-	1,125,328
Total Assets	$30,189,687	$27,425,229

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$379,948	$617,558
Accrued liabilities	118,227	174,007
Tenant security deposits payable	393,360	275,343
Mortgages payable	10,560,486	5,502,623
Deferred income taxes	5,336,000	7,832,000
Pension liability	715,365	-
Total Liabilities	17,503,386	14,401,531

Commitments and Contingencies

Stockholders' Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086
shares issued; 1,289,878 shares outstanding, respectively	1,531,086	1,531,086
Additional paid-in capital	7,978,395	7,978,395
Accumulated other comprehensive (loss) income	(1,731,231)	148,415
Balance of undistributed income from other than gain or loss on sales of properties	6,445,748	4,903,499
	14,223,998	14,561,395

Less Cost of Shares of Common Stock Held in Treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders' Equity	12,686,301	13,023,698
Total Liabilities and Stockholders' Equity	$30,189,687	$27,425,229

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations	Years Ended December 31,
	2008	2007

Revenues
Rental income	$3,091,542	$1,837,020

Expenses
Rental expenses	1,225,049	853,478
General and administrative expenses	2,550,713	3,332,332
Depreciation	359,626	150,176
Provision for loss of interest on condemnation proceeds	-	332,377
Total	4,135,388	4,668,363

Other Income (Expense):
Interest income	556,058	1,038,150
Interest expense	(465,963)	(162,450)

Loss Before Benefit for Income Taxes	(953,751)	(1,955,643)
Benefit for Income Taxes	(2,496,000)	(403,989)
Net Income (Loss)	$1,542,249	$(1,551,654)

Net Income (Loss) Per Common Share:
Basic and Diluted	$1.20	$(1.21)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,289,878	1,279,867

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2008 and 2007

	$1 Par Value			Accumulated
	Common Stock		Additional	Other		Treasury Stock
		Par	Paid in	Comprehensive	Income			Total
	Shares	Value	Capital	Income (Loss)	(Deficit)	Shares	Cost	Equity
Balance, January 1, 2007	1,531,086	$1,531,086	$8,205,134	$280,042	$11,615,310	293,867	$(1,840,486)	$19,791,086
Exercise of Stock Options			(226,739)			(52,659)	302,789	76,050
Unrealized Loss from Marketable Securities				(131,627)				(131,627)
Cash Distribution Payment					(5,160,157)			(5,160,157)
Net Loss					(1,551,654)			(1,551,654)
Balance, December 31, 2007	1,531,086	1,531,086	7,978,395	148,415	4,903,499	241,208	(1,537,697)	13,023,698
Unrealized Loss from Marketable Securities				(51,070)				(51,070)
Unrecognized Actuarial Pension Loss				(1,828,576)				(1,828,576)
Net Income					1,542,249			1,542,249
Balance, December 31, 2008	1,531,086	$1,531,086	$7,978,395	$(1,731,231)	$6,445,748	241,208	$(1,537,697)	$12,686,301

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows	Years Ended December 31,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$1,542,249	$(1,551,654)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	381,239	164,594
Bad debt expense	24,000	34,000
Net periodic pension benefit cost (income)	12,117	(44,855)
Provision for loss of interest on condemnation proceeds	-	332,377
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Land development costs	(431,666)	(459,912)
Accounts receivable	(47,383)	(21,734)
Interest receivable	15,034	71,590
Prepaid expenses and other assets	(81,832)	83,395
(Decrease) increase in liabilities:
Accounts payable	(237,610)	(69,825)
Accrued liabilities	(55,780)	(2,000,453)
Deferred income taxes	(2,496,000)	(303,000)
Tenant security deposits	118,017	115,558
Total adjustments	(2,799,864)	(2,098,265)
Net Cash Used in Operating Activities	(1,257,615)	(3,649,919)

Cash Flows from Investing Activities:
Purchase of medical office buildings	(7,038,863)	(3,363,153)
Costs associated with property, plant and equipment	(1,208,545)	(86,773)
Proceeds from sale of marketable securities	-	7,199,204
Principal repayments on investment in marketable securities	2,351,920	5,650,415
Net Cash (Used in) Provided by Investing Activities	(5,895,488)	9,399,693

Cash Flows from Financing Activities:
Proceeds of mortgage	5,250,000	-
Principal payments on mortgage	(192,137)	(48,601)
Cash Distribution Payment	-	(5,160,157)
Loan origination fees	(154,008)	(113,211)
Proceeds from exercise of stock options	-	76,049
Net Cash Provided by (Used in) Financing Activities	4,903,855	(5,245,920)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,249,248)	503,854
Cash and Cash Equivalents, beginning of year	3,455,141	2,951,287
Cash and Cash Equivalents, end of year	$1,205,893	$3,455,141

Supplemental cash flow information:
Interest paid	$465,963	$162,450
Cash distribution payment	$-	$5,160,157
Mortgage payable - assumed	$-	$5,551,191

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

1.	Summary of Significant Accounting Policies

Organization and nature of operations - Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") is primarily a lessor of industrial and commercial real estate to unrelated diversified entities located in Long Island and Cortlandt Manor, New York, and is also pursuing development plans of its remaining real estate holdings. The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (“REIT”) under the Internal Revenue Code.

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
Years Ended December 31, 2008 and 2007

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

Investments - The Company has a 10.93% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method in accordance with Emerging Issue Task Force ("EITF") Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of AICPA Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures."

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Investment in Marketable Securities - Marketable securities are carried at fair value and consist primarily of investments in mortgage backed securities guaranteed by U.S. Government Agencies. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of a security is temporary in nature, the Company records the change in other comprehensive income (loss) in stockholders’ equity. If the decline is believed to be other than temporary, the security is written down to the fair value and a realized loss is recorded on the Company’s statement of operations. There was no write down recorded by the Company due to the realized loss in value for the years ended December 31, 2008 and 2007. The Company’s assessment of a decline in value includes, among other things, the Company’s current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Deposits on Property - Deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the deposits paid by the Company are applied to the total purchase price.

Net income (loss) per common share and per common equivalent share - The reconciliations for the years ended December 31, 2008 and 2007 are as follows:

Year Ended December 31, 2008	Net Income	Weighted Average Shares	Net Income Per Share

Basic EPS	$1,542,249	1,289,878	$1.20
Effect of Dilutive Securities - common stock options	-	-	-
Diluted EPS	$1,542,249	1,289,878	$1.20

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Year Ended December 31, 2007	Net Loss	Weighted Average Shares	Net Loss Per Share

Basic EPS	$(1,551,654)	1,279,867	$(1.21)
Effect of Dilutive Securities – common stock options	-	-	-
Diluted EPS	$(1,551,654)	1,279,867	$(1.21)

Income taxes – Effective May 1, 2006, the Company operated as a real estate investment trust (REIT) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the years ended December 31, 2008 and December 31, 2007 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status. See Note 18 with regard to contingencies.

The Company’s investment in the Grove is held as a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2008 and December 31, 2007.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

Stock-based compensation - The Company’s stock options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

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

Comprehensive income - The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. The Company’s comprehensive income items include net income, the unrealized change in fair value of marketable securities and unrecognized actuarial pension losses.

New accounting pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement was effective for the Company on January 1, 2008 but did not have a material effect on its financial statements.

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
Years Ended December 31, 2008 and 2007

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

Effective January 1, 2008, the Company adopted Statement No. 157, “Fair Value Measurements” (“FAS  157”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. FAS 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.  The application of FAS No. 157, however, may change current practice within an organization. FAS No. 157 was effective January 1, 2008, applied prospectively. In February 2008, the FASB issued FAS Staff Position No.157-2, "Effective Date of FASB Statement No.  157", which provided a one-year deferral for the implementation of FAS No. 157 for certain non-financial assets and liabilities measured on a nonrecurring basis. The provisions of FAS No. 157 relating to certain non-financial assets and liabilities will be effective January 1, 2009. The adoption of FAS No. 157 with respect to financial assets and liabilities did not have a material financial impact on the Company’s consolidated results of operations or financial condition. The Company is currently evaluating the impact of implementation with respect to non-financial assets and liabilities measured on a nonrecurring basis on the consolidated financial statements.

FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about what assumptions market participants would use in pricing the financial instrument developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1: Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Financial instruments utilizing Level 1 inputs generally include exchange-traded equity securities listed in active markets and most U.S. Government securities.

•
Level 2: Valuations based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Financial instruments utilizing Level 2 inputs generally include certain mortgage-backed securities, or MBS, and corporate debt securities and certain financial instruments classified as derivatives, including interest rate swap contracts and credit default swaps, where fair value is based on observable market inputs.

•
Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement applies to all entities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe this pronouncement will have a material effect on its financial statements.

Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the twelve months ended December 31, 2007 to conform to the classifications used in the current fiscal year.

2.	Investment in Marketable Securities

The historical cost and estimated fair value of investments in marketable securities available for sale as of December 31, 2008 and 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed Securities - 2008	$8,315,934	$97,345	$-	$8,413,279
Mortgage-backed Securities - 2007	$10,667,854	$148,415	$-	$10,816,269

There were no realized gains or losses on sales of securities available-for-sale for the year ended December 31, 2008. There was a realized gain of $40,651 for the year ended December 31, 2007. The fair value of mortgage-backed securities was estimated using quoted market prices. None of the securities with an unrealized loss at December 31, 2008 and 2007 are considered to be other-than-temporarily impaired. The Company’s investment is in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by agencies of the U.S. Government. At December 31, 2008, marketable securities had an average life of approximately two and a half years.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

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

As of December 31, 2007, the Company recorded a provision for loss of interest on condemnation proceeds amounting to $332,377 which represents a portion of the previously recorded interest receivable of $921,385 pertaining to the Advance Payment in connection with the 2005 condemnation of 245 acres of property and certain buildings by the State University of New York at Stony Brook. During the year ended December 31, 2006, the Company received $589,008 of interest on the Advance Payment. Although the Company had been assured by counsel representing the State that a statutory interest rate of 9% was due and payable on the Advance Payment of $26.3 million, the State of New York has now taken the position that a lesser interest rate was applicable. The Company plans on pursuing the loss of interest on condemnation along with its claim for additional compensation in the Court of Claims of the State of New York. See Note 18.

4.	Investment in Grove Partnership

The Company has a 10.93% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of December 31, 2008 and 2007, the carrying value of the Company's investment, under the equity method, was $0. As a result, the Company did not record any of the losses for either fiscal year.

The Grove has reported to its limited partners that in November 2008 it received an independent appraisal report of the citrus grove property which reflects the recent approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at December 31, 2008 and 2007, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $21,700,000 and $22,400,000 respectively, without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

The fiscal year end of the Grove is June 30. Summarized financial information of the Grove as of June 30, 2008 and 2007 is as follows:

Years Ended June 30,	2008	2007
	(in thousands)	(in thousands)

Total Current Assets	$3,351	$9,686
Total Assets	16,216	21,234
Total Current Liabilities	15,090	1,687
Total Liabilities	37,044	34,730
Total Partners’ Capital	(20,828)	(13,496)
Total Revenues	1,391	2,420
Net Loss	(7,332)	(12,668)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

5.	Accrued Liabilities

	December 31,
	2008	2007

Payroll and related taxes	$16,270	$83,542
Professional fees	66,200	64,700
Directors fees	30,000	24,500
Other	5,757	1,265

Total	$118,227	$174,007

6.	Mortgages Payable

In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Mortgage”). The Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,668,000. The Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with M&T Bank Corporation thereby fixing the interest rate at 5.66% through November 1, 2011.

The mortgages payable mature as follows:

Years Ending December31,	Amount

2009	$302,000
2010	307,000
2011	313,000
2012	319,000
2013	326,000
Thereafter	8,994,000

Interest expense for the years ended December 31, 2008 and 2007 approximated $466,000 and $162,000, respectively.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

7.	Income Taxes

The Company files a federal and state income tax return that includes all 100% owned non taxable REIT subsidiaries. The Company files separate state income tax returns for its taxable REIT subsidiary.

The benefit for income taxes is comprised of the following:

	Year Ended December 31,
	2008	2007

Current:
Federal	$-	$(100,989)
State	-	-
	-	(100,989)
Deferred:
Federal	(1,880,000)	(143,000)
State	(616,000)	(160,000)
	(2,496,000)	(303,000)
	$(2,496,000)	$(403,989)

	December 31,
	2008	2007

Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$(1,209,000)	$(905,000)
Gain on condemnation (a)	(4,127,000)	(6,927,000)
Total Deferred Tax Liabilities	(5,336,000)	(7,832,000)
Net Deferred Income Taxes	$(5,336,000)	$(7,832,000)

The Company is taxed as a REIT for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

(a)
In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes. If the Company replaces the condemned property with like kind property by April 30, 2009 (or such extended period if requested and approved by the Internal Revenue Service at its discretion) recognition of the gain is deferred until the newly acquired property is disposed of. On June 27, 2007 and on June 2, 2008, the Company acquired the Port Jefferson Professional Park and the Cortlandt Medical Center, respectively. These purchases totaled approximately $15,914,000 and represent a reinvestment of only a portion of the condemnation proceeds. The Company has a deferred tax liability for the effect of the gain on condemnation. As of December 31, 2008, the remaining balance of condemnation proceeds to be reinvested is approximately $10,401,000.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007

U.S. Federal Statutory Income Rate	-	-
State Income Tax, net of federal tax benefits	-	-
Reversal of Deferred Taxes Resulting from REIT Election and Reinvestment of Condemnation Proceeds	(293.6)%	(15.4)%
Differences Related to Investment in Citrus Grove	31.9%	(5.3)%
	(261.7)%	(20.7)%

8.	Retirement Plans

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During the years ended December 31, 2008 and 2007, the Company was not required and did not make any contributions to the Plan. In the year ended 2009, the Company expects to make a contribution of $200,000.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over years ended December 31, 2008 and 2007 and a statement of the funded status as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Pension Benefits
Reconciliation of Benefit Obligation:
Obligation	$2,225,957	$2,341,336
Service cost	93,258	121,392
Interest cost	133,973	132,108
Actuarial (gain) loss	(132,644)	(195,242)
Benefit payments	(139,756)	(173,637)
Obligation	$2,180,788	$2,225,957

Reconciliation at Fair Value of Plan Assets:
Fair value of plan assets, beginning of year	$2,854,563	$3,808,671
Actual return on plan assets	(1,249,384)	(780,471)
Benefit payments	(139,756)	(173,637)
Fair Value of Plan Assets, end of year	$1,465,423	$2,854,563
Funded Status:
(Liability) asset	$(715,365)	$628,606
Unrecognized (gain) loss	1,828,576	496,722
Net Amount Recognized	$1,113,211	$1,125,328

For the year ended December 31, 2008, the actuarial pension loss recognized in other comprehensive income was $1,828,576.  At December 31, 2008 and 2007, unrecognized actuarial pension losses of $1,828,576 and $496,722 have not yet been recognized as a component of net periodic pension benefit cost.  The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2009 total $225,775.

The accumulated benefit obligation was $1,926,676 and $1,883,163 as of December 31, 2008 and 2007, respectively.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2008 and 2007:
	December 31,
	2008	2007
Pension Benefits
Service Cost	$93,258	$121,392
Interest Cost	133,973	132,108
Expected Return on Plan Assets	(222,240)	(298,355)
Amortization of Actuarial (Gain)/Loss	7,126	-
Net Periodic Benefit Cost After Curtailments and Settlements	$12,117	$(44,855)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

	December 31,
	2008	2007
Pension Benefits
Weighted-Average Assumptions
Discount rate	7.16%	6.59%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%

The Plan’s investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan’s desire for investment return.

The defined benefit plan had the following asset allocations as of their respective measurement dates:

	December 31,
	2008	2007
Common Stock – Gyrodyne Company of America, Inc.	94.4%	97.6%
Other Funds	5.6%	2.4%
Total	100.0%	100.0%

Securities of the Company included in plan assets are as follows:
	December 31,
	2008	2007

Number of Shares	55,330	60,580
Market Value	$1,382,697	$2,784,863

Expected approximate future benefit payments are as follows:

Years Ending December 31,	Amount

2009	$164,000
2010	155,000
2011	172,000
2012	163,000
2013	154,000
2014 – 2018	669,000

9.	Stock Option Plans

Incentive Stock Option Plan - The Company had a stock option plan (the "Plan") which expired in October 2003, under which participants were granted Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") or Stock Grants. The purpose of the Plan was to promote the overall financial objectives of the Company and its shareholders by motivating those persons selected to participate in the Plan to achieve long-term growth in shareholder equity in the Company and by retaining the association of those individuals who were instrumental in achieving this growth. Such options or grants became exercisable at various intervals based upon vesting schedules as determined by the Compensation Committee. In 2007, 67,105 options were exercised with a weighted average exercise price of $16.42. There were no options outstanding as of December 31, 2008 and 2007.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Incentive Compensation Plan - The Company has an incentive compensation plan for all full-time employees and members of the Board in order to promote shareholder value. The benefits of the incentive compensation plan are realized only upon a change in control of the Company. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Company's plan provides for a cash payment equal to the difference between the plan's "establishment date" price of $15.39 per share and the per share price of the Company's common stock on the closing date, equivalent to 100,000 shares of Company common stock, such number of shares and “establishment date” price per share subject to adjustments to reflect changes in capitalization. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%).

10.	Revolving Credit Line

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (3.25% at December 31, 2008) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of December 31, 2008, and 2007, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

11.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2008 and 2007.

12.	Commitments

Lease revenue commitments - The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows:

Years Ending December 31,	Amount

2009	$3,023,000
2010	1,980,000
2011	1,122,000
2012	560,000
2013	507,000
Thereafter	1,668,000
$8,860,000

Employment agreements - Effective December 31, 2008, the Company amended the existing employment contracts with two officers to comply with Section 409A of the Internal Revenue Code. The annual salaries of both officers at December 31, 2008 aggregate to approximately $397,000.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Land development contract - The Company entered into a Golf Operating and Asset Management Agreement (the "Agreement") with Landmark National ("Landmark") for the design and development of an 18-hole championship golf course community. On February 12, 2007, as a result of the State University of New York at Stony Brook’s (“the University’s”) condemnation of the Flowerfield property, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to abandoning its claim for 10% of all proceeds related to the condemnation and any sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. The agreement also includes consideration for previously provided services. The Company paid Landmark $2,000,000, of which $500,000 was accrued by the Company during its year ended December 31, 2005 as a termination fee. In addition the Company retained Landmark and will pay them $1,000,000 over the next thirty-six months, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation.

13.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

The carrying amount of cash, receivables and payables and certain other short-term financial instruments approximate their fair value.

The estimated fair value of the Company's investment in the Callery Judge Grove property at December 31, 2008, based upon an independent third party appraisal report, is approximately $21,700,000 without adjustment for minority interest and lack of marketability discount, based strictly on a pro rata basis of the Company's ownership percentage.

Assets and Liabilities Measured at Fair-Value - On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

SFAS 157 emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, SFAS 157 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, we have investments in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by U.S. government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage-backed securities originated by U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealer's trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

14.	Related Party Transactions

A law firm related to a director provided legal services to the Company for which it was compensated approximately $1,000 for each year ended December 31, 2008 and December 31, 2007, respectively.

15.	Major Customers

For the year ended December 31, 2008 rental income from the three largest tenants represented 6%, 5% and 4% of total rental income.

For the year ended December 31, 2007 rental income from the three largest tenants represented 9%, 7% and 5% of total rental income.

16.	Supplementary Information - Quarterly Financial Data (Unaudited)

Year Ended December 31, 2008	First	Second	Third	Fourth

Rental Income	$660,867	$763,324	$830,286	$837,065
Rental Property Expense	(254,041)	(276,528)	(356,035)	(338,445)
Income from Rental Property	406,826	486,796	474,251	498,620
Net (Loss) Income	$(127,647)	$2,642,711	$(310,038)	$(662,777)

Net (Loss) Income Per Common Share
Basic	$(.10)	$2.05	$(.24)	$(.51)
Diluted	$(.10)	$2.05	$(.24)	$(.51)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Year Ended December 31, 2007	First	Second	Third	Fourth

Rental Income	$286,859	$314,104	$598,992	$637,065
Rental Property Expense	(200,258)	(191,320)	(212,507)	(249,393)
Income from Rental Property	86,601	122,784	386,485	387,672
Net (Loss) Income	$(185,428)	$434,842	$(158,143)	$(1,642,925)

Net (Loss) Income Per Common Share
Basic	$(.15)	$.34	$(.12)	$(1.28)
Diluted	$(.15)	$.34	$(.12)	$(1.28)

17.	Interest Income

Interest income consists of the following:

	Year Ended December 31,
	2008	2007

Interest Income on Investments	$498,293	$871,046
Interest Income – Other	57,765	167,104
	$556,058	$1,038,150

18.	Contingencies

Gyrodyne Company of America, Inc. v. The State University of New York at Stony Brook

On May 1, 2006 the Company commenced litigation in the Court of the State of New York seeking just compensation for the 245.5 acres in St. James and Stony Brook, New York (the “Property”) that were appropriated by the State on November 2, 2005 under the power of eminent domain.  On November 10, 2008, Gyrodyne and the State of New York filed with the Court of Claims their respective appraisals regarding the value of the Property. As of the November 2005 appropriation date, Gyrodyne’s appraiser has valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court which concluded that there was a high probability the Property would have been rezoned from light industrial use to a Planned Development District.  The State’s appraiser appraised the Property using the current light industrial zoning at a fair market value of $22,450,000.

As the State's appraisal is $3,865,000 less than the $26,315,000 Advance Payment already made to Gyrodyne if the Court of Claims were to adopt the State of New York’s November 10, 2008 appraisal, the State could recoup the $3,865,000 difference between the Advance Payment and the State of New York’s November 10, 2008 appraisal, including interest already paid on the Advance Payment.

The Company believes the State’s appraisal is fundamentally flawed in that it misapplied the eminent domain law’s requirement that just compensation be determined based upon the highest and best use and the probability that such use could have been achieved.

The Court of Claims has by Order dated February 25, 2009 scheduled the trial in this case to commence on August 3, 2009.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.

Faith Enterprises ("Faith") a prior tenant at 7 Flowerfield, failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith sued the Company in Suffolk Supreme Court, seeking to stop the eviction and seeking damages. In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease. In late 2008 and early 2009, asset searches were conducted and it was determined that Faith and the guarantors do not have assets that could be used to satisfy any judgment that Gyrodyne may ultimately get in this case.  As a result, the Company and Faith agreed to enter into a stipulation of discontinuance, which would discontinue Faith's litigation against the Company and the Company's litigation against Faith and its guarantors. The stipulation has been drafted and is being circulated for review, comments and finalization.

Tax On Condemnation Proceeds.

If the Company does not reinvest the condemnation proceeds received on the condemned property in accordance with Internal Revenue Code section 1033 by April 30, 2009, the uninvested proceeds will be subject to federal and state taxes as a gain on the condemnation. On June 27, 2007 and on June 2, 2008, the Company acquired the Port Jefferson Professional Park and the Cortlandt Medical Center, respectively; both properties qualify as replacement property under IRC section 1033. These purchases totaled approximately $15,914,000 and represent a reinvestment of only a portion of the condemnation proceeds. The Company will continue to recognize a deferred tax liability for the potential effect of not reinvesting the proceeds in like kind property. As of December 31, 2008, the remaining balance of condemnation proceeds to be reinvested is approximately $10,401,000.

19.	Subsequent Events

Property Purchase - On February 2, 2009, the Company entered into a non-binding Purchase and Sale Agreement (the “Agreement”) with Fairfax Medical Center, LLC (the “Seller”) to acquire the land and buildings that comprise a medical office complex known as the Fairfax Medical Center in Fairfax, Virginia, located at 10721 Main Street (the “Property”). The Property consists of approximately 59,000 square feet of rentable space and has a current occupancy rate of 84%. Other than with respect to the Agreement itself, there is no material relationship between the Company and the Seller.

The purchase price for the Property is approximately $13.1 million, $100,000 of which was paid as a refundable deposit upon the signing of the Agreement, and the remainder is required to be paid at closing. The closing is expected to take place on or about March 31, 2009, but in no event later than April 30, 2009, and is subject to customary representations and conditions, including the condition that the Company obtain financing in a principal amount equal to or greater than 59% of the purchase price, or $8 million, in the form of a new loan or, at the Company’s discretion, assumption and modification of existing debt secured against the Property. The Agreement is subject to a 45-day inspection period during which the Company may, at its own expense, arrange for legal, environmental and/or engineering analyses. The Company may terminate the Agreement prior to the expiration of the inspection period in the event that the Seller fails to cure any title or survey objections pursuant to the terms of the Agreement.

The proposed transaction qualifies for the deferral treatment under Section 1033 of the Internal Revenue Code and would complete the reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Callery-Judge Grove, L.P. Offering – In February 2009, the Callery-Judge Grove, L.P. (the "Grove") made an offering to its partners to participate and invest additional funds in the partnership. The offering, or capital call, has a minimum and maximum offering amount of $4 million and $6 million, respectively. In March 2009, the Company's management and Board of Directors informed the Grove that it would not participate in the offering.