Form 10-Q
period 2009-03-31
GYRODYNE CO OF AMERICA INC
filed 2009-05-15
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

On May 1, 2009, 1,289,878 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED MARCH 31, 2009

Seq. Page 2

      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2009	2008
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,590,017	$2,929,017
Building and improvements	28,869,098	17,887,414
Machinery and equipment	254,352	254,352
	34,713,467	21,070,783
Less accumulated depreciation	3,124,610	3,010,709
	31,588,857	18,060,074
Land held for development:
Land	558,466	558,466
Land development costs	1,267,201	1,213,092
	1,825,667	1,771,558
Total real estate, net	33,414,524	19,831,632

Cash and Cash Equivalents	1,993,531	1,205,893
Investment In Marketable Securities	1,599,531	8,413,279
Rent Receivable, net of allowance for doubtful accounts of $41,000 and $35,000, respectively	114,028	118,076
Interest Receivable	20,354	49,678
Prepaid Expenses And Other Assets	728,166	571,129

Total Assets	$37,870,134	$30,189,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$536,207	$379,948
Accrued liabilities	165,737	118,227
Tenant security deposits payable	460,622	393,360
Mortgages payable	18,485,410	10,560,486
Deferred income taxes	1,209,000	5,336,000
Pension liability	686,911	715,365
Total Liabilities	21,543,887	17,503,386

Commitments And Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086
shares issued; 1,289,878 shares outstanding	1,531,086	1,531,086
Additional paid-in capital	7,978,395	7,978,395
Accumulated other comprehensive loss	(1,832,873)	(1,731,231)
Balance of undistributed income other than gain or loss on sales of properties	10,187,336	6,445,748
	17,863,944	14,223,998
Less cost of 241,208 shares of common stock held in treasury	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	16,326,247	12,686,301

Total Liabilities and Stockholders’ Equity	$37,870,134	$30,189,687

See notes to consolidated financial statements
Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues
Rental Income	$858,710	$660,867

Expenses
Rental expenses	335,866	254,041
General and administrative expenses	851,322	561,793
Depreciation	113,900	62,373
Total	1,301,088	878,207

Other Income (Expense):
Interest income	94,893	160,790
Realized gain on marketable securities	123,442	7,901
Interest expense	(161,369)	(78,998)
Total	56,966	89,693

Loss Before Benefit for Income Taxes	(385,412)	(127,647)
Benefit for Income Taxes	(4,127,000)	-
Net Income (Loss)	$3,741,588	$(127,647)

Net Income (Loss) Per Common Share:
Basic and Diluted	$2.90	$(0.10)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,289,878	1,289,878

See notes to consolidated financial statements

Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,741,588	$(127,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	120,848	65,848
Bad debt expense	6,000	6,000
Net periodic pension benefit cost	71,546	3,029
Realized gain on marketable securities	(123,442)	(7,901)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Land development costs	(54,109)	(33,683)
Accounts receivable	(1,952)	(14,052)
Interest receivable	29,324	5,396
Prepaid expenses and other assets	(32,598)	(56,742)
Increase (decrease) in liabilities:
Accounts payable	156,259	(399,522)
Accrued liabilities	47,510	10,402
Deferred income taxes	(4,127,000)	-
Pension liability	(100,000)	-
Tenant security deposits	67,262	15,144
Total adjustments	(3,940,352)	(406,081)
Net cash used in operating activities	(198,764)	(533,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	(13,022,966)	-
Costs associated with property, plant and equipment	(621,980)	(156,172)
Proceeds from sale of marketable securities	6,805,800	-
Principal repayments on investment in marketable securities	29,748	864,618
Net cash (used in) provided by investment activities	(6,809,398)	708,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage	8,000,000	-
Principal payments on mortgages	(75,076)	(21,318)
Loan origination fees	(129,124)	-
Net cash provided by (used in) financing activities	7,795,800	(21,318)

Net increase in cash and cash equivalents	787,638	153,400
Cash and cash equivalents at beginning of period	1,205,893	3,455,141
Cash and cash equivalents at end of period	$1,993,531	$3,608,541

Supplemental cash flow information:
Interest paid	$161,369	$78,998

See notes to consolidated financial statements
Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended March 31, 2009 and 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

4. Earnings per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Dilutive earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Treasury shares have been excluded from the weighted average number of shares. As of March 20, 2007, all outstanding stock options were either exercised or expired.

5.  Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Mortgages Payable:

In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”) a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from Virginia Commerce Bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities (the “Index Figure”), rounded upwards to the nearest 1/8 of 1%, as made available by the Federal Reserve Board and published in Federal Reserve Statistical Release H.15 (519), “Treasury Yields on Actively Traded Issues Adjusted to Constant Maturities,” or any successor publication. The Fairfax Mortgage is payable in monthly installments of principal and interest totaling $51,354 through April 10, 2014, at which point the monthly installments through April 10, 2019 will vary as described above. On April 10, 2019 (the “Maturity Date”) a balloon payment is due of approximately $6,152,000. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company.

Seq. Page 6

7. Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Pension Benefits
Service Cost	$34,284	$23,314
Interest Cost	37,218	33,493
Expected Return on Plan Assets	(29,304)	(55,560)
Amortization of Actuarial Loss	29,348	1,782

Net Periodic Benefit Cost After Curtailments and Settlements	$71,546	$3,029

During the three months ended March 31, 2009, the Company made a $100,000 contribution to the plan.  The minimum required contribution for the December 31, 2009 plan year is $254,780 plus additional interest depending on the actual date of deposit. During the three months ended March 31, 2008, the Company did not make a contribution to the plan.

8. Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending March 31,	Amount

2010	$4,008,000
2011	2,695,000
2012	1,596,000
2013	982,000
2014	724,000
Thereafter	1,759,000
$11,764,000

Employment agreements – The Company has employment agreements with two officers that provide for annual salaries aggregating approximately $397,000 and a severance payment equivalent to three years salary and other benefits in the event of a change in control, termination by the Company without cause or termination by the officer for good reason.

Land consulting agreement – The Company retained DPMG, Inc. d/b/a Landmark National, commencing on March 1, 2007 for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation in its condemnation litigation (See Part II Item 1: Legal Proceedings). The agreement provides for equal monthly payments of $27,778 terminating on February 1, 2010. Part of the monthly payments are in recognition of services rendered between 2004 and 2006.

9.  Revolving Credit Note:

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (3.25% at March 31, 2009) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2009. As of March 31, 2009 and December 31, 2008, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

Seq. Page 7

10. Fair Value of Financial Instruments:

Effective January 1, 2008, the Company adopted Statement No. 157, “Fair Value Measurements” (“FAS No. 157”), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. FAS No. 157 also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS No. 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.  The application of FAS No. 157, however, may change current practice within an organization. FAS No. 157 was effective January 1, 2008, applied prospectively. In February 2008, the FASB issued FAS Staff Position No.157-2, "Effective Date of FASB Statement No. 157", which provided a one-year deferral for the implementation of FAS No. 157 for certain non-financial assets and liabilities measured on a nonrecurring basis. The provisions of FAS No. 157 relating to certain non-financial assets and liabilities will be effective January 1, 2009. The adoption of FAS No. 157 with respect to financial and non-financial assets and liabilities did not have a material financial impact on the Company’s consolidated results of operations or financial condition.

FAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about what assumptions market participants would use in pricing the financial instrument developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

11.  Acquisition of Properties:

On March 31, 2009, the Company, through its subsidiary Virginia Healthcare Center, LLC, acquired the Fairfax Medical Center in Fairfax, Virginia, (the “Property”) from Fairfax Medical Center, LLC (the “Seller”). The Property consists of two office buildings which are situated on 3.5 acres with approximately 58,000 square feet of rentable space and an occupancy rate of 84% when acquired. The purchase price was $12,891,000 or approximately $222 per square foot. The current aggregate monthly rent flow from the Property is approximately $96,000. There is no material relationship between the Company and the Seller. Of the $12,891,000 purchase price for the Property, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000 from Virginia Commerce Bank. In addition, $131,966 of costs associated with the acquisition was capitalized. The total capitalized costs were allocated as follows:

Land	$ 2,661,000
Buildings	$ 10,361,966
Mortgage payable	$ (8,000,000)
Cash	$ 5,022,966

Seq. Page 8

On a pro forma basis, the comparison of revenues, loss before benefit for income taxes, benefit for income taxes, net income (loss) and net income (loss) per share for the three months ended March 31, 2009 and 2008, as if the Company owned the Fairfax Medical Center at the beginning of both periods, are as follows:

	March 31, 2009	March 31, 2008
Revenues	$1,159,604	$975,537
Loss Before Benefit for Income Taxes	$361,665	$113,858
Benefit for Income Taxes	$(4,127,000)	$-
Net Income (Loss)	$3,765,335	$(113,858)
Net Income (Loss) Per Share	$2.92	$(0.09)

The transaction qualifies for the deferral treatment under Section 1033 of the Internal Revenue Code and completes the reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property and is also a qualified REIT Investment.

12.  Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31,  2008 to conform to the classification used in the current fiscal year. These changes have no affect on previously reported net income.

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

Seq. Page 9

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

Assets and Liabilities Measured at Fair-Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, SFAS No. 157 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Seq. Page 10

Currently, the Company has investments in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by U.S. government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage-backed securities originated by U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealer's trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The Company is reporting net income of $3,741,588 for the three month period ended March 31, 2009 compared to a net loss of $127,647 for the same period of the prior year. Basic and diluted income (loss) per share amounted to $2.90 and $(0.10) for the quarter ended March 31, 2009 and 2008, respectively. The current reporting period reflects a benefit for income taxes totaling $4,127,000 resulting from the reinvestment of condemnation proceeds pursuant to Section 1033 of the Internal Revenue Code.

Revenues from rental income totaled $858,710 for the current quarter, an increase of $197,843 over the prior year quarterly results of $660,867. For the most part, the increase is the result of the 2008 acquisition of the Cortlandt Medical Center which accounted for $249,117 in rental income during the first quarter of 2009 while the Flowerfield and the Port Jefferson Professional Park facilities both experienced decreases totaling $35,356 and $19,277, respectively. In both cases, the temporary decline in revenues has effectively been  addressed with the execution of new leases.

Total expenses amounted to $1,301,088 for the current reporting period, an increase of $422,881 over the prior year total of $878,207. Rental expenses accounted for $81,825 of the increase, amounting to $335,866. Here again, the Cortlandt Medical Center acquisition was the major contributing factor, accounting for $79,780 of the increase.

General and administrative expenses, which totaled $851,322 accounted for $289,529 of the increased expenses for the quarter. The major contributing factor to this increase was condemnation litigation expenses which totaled $222,909, an increase of $135,843 over the prior year. This increase is directly attributable to the submission of appraisal reports to the Court of Claims and preparation for a trial date in August 2009. Additionally, pension plan expenses increased by $68,517 over the prior year, amounting to $71,546; legal and consulting fees increased by $60,475, totaling $85,927; Directors fees and expenses increased by $18,655, amounting to $66,149; and salaries and benefits increased by $16,326, amounting to $190,989.

Depreciation expenses totaled $113,900 for the current quarter, a $51,527 increase over the prior year. Cortlandt Medical Center accounted for $43,286 with the balance accounted for by the Company’s other properties.

Interest income amounted to $94,893 and reflects a decrease of $65,896 when compared to the prior year. This reduction is primarily due to reduced investments in REIT qualified securities between the two reporting periods where funds were reallocated to fund real estate acquisitions. The Company realized a gain of $123,442 primarily on the sale of the aforementioned securities during the current quarter and $7,901 as a result of prepayments in REIT qualified securities during the same period last year, an increase of $115,541.

Interest expense totaled $161,369 for the three months ended March 31, 2009, compared to $78,998 during the prior year. The increase of $82,371 is primarily attributable to the 2008 acquisition of the Cortlandt Medical Center which accounted for $70,574 of the total increase.

As a result, the Company is reporting a loss before benefit for income taxes of $385,412 compared to a loss of $127,647 for the same period last year.

As mentioned earlier in this report, a benefit for income taxes totaling $4,127,000 resulted in the Company recording net income totaling $3,741,588 for the three months ended March 31, 2009 compared to a net loss of $127,647 for the same period last year.

Seq. Page 11

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $198,764 and $533,728 during the three months ended March 31, 2009 and 2008, respectively. The cash used in operating activities in the current period was primarily related to a pension plan contribution of $100,000, increased land development costs of $54,109 and the prepayment of expenses and other assets of $32,598. The cash used in operating activities in the prior period was primarily related to increased payments to vendors of $399,522, the prepayment of expenses and other assets of $56,742 and increased land development costs of $33,683.

Net cash (used in) provided by investing activities were $(6,809,398) and $708,446 during the three months ended March 31, 2009 and 2008, respectively. Cash used in investing activities in the current period primarily consisted of the purchase of the Fairfax Medical Center, including deferred acquisition costs, of $13,022,966 partially offset by the sale of marketable securities of $6,805,800. The cash provided by investing activities in the prior period was essentially in connection with principal repayments of marketable securities of $864,618.

Net cash provided by (used in) financing activities was $7,795,800 and $(21,318) during the three months ended March 31, 2009 and 2008, respectively.  The net cash provided by financing activities in the current period was primarily in connection with obtaining a mortgage of $8,000,000 for the purchase of the Fairfax Medical Center. The net cash used during the prior period was the result of principal repayments on mortgages of $21,318.

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime (3.25% at March 31, 2009) plus 1%. At statement date, the full amount of the credit facility is available.

As of March 31, 2009, the Company had cash, cash equivalents and marketable securities totaling $3,593,062 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

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

LIMITED PARTNERSHIP INVESTMENT

The Company owns a 10.93% limited partnership interest in Callery Judge Grove, L. P. (the “Grove”) which owns a 3,700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for the investment under the equity method. As of March 31, 2009, the carrying value of the Company’s investment was $0. The Grove had reported to its limited partners that in November 2008 it received an independent appraisal report of the citrus grove property which reflects the recent approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at March 31, 2009, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $21,700,000, without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

In February 2009, the Grove made an offering to its partners to invest additional funds in the partnership. The offering, or capital call, has a minimum and maximum aggregate offering amount of $4 million and $6 million, respectively. In March 2009, the Company’s management, following a determination by our Board of Directors, informed the Grove that it would not participate in the offering.

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

Seq. Page 12

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Gyrodyne Company of America, Inc. v. The State University of New York at Stony Brook

On May 1, 2006 the Company commenced litigation in the Court of Claims of the State of New York seeking just compensation for the 245.5 acres in St. James and Stony Brook, New York (the “Property”) that were appropriated by the State on November 2, 2005 under the power of eminent domain.  On November 10, 2008, Gyrodyne and the State of New York filed with the Court of Claims their respective appraisals regarding the value of the Property. As of the November 2005 appropriation date, Gyrodyne’s appraiser has valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court which concluded that there was a high probability the Property would have been rezoned from light industrial use to a Planned Development District.  The State’s appraiser appraised the Property using the current light industrial zoning at a fair market value of $22,450,000.

As the State's appraisal is $3,865,000 less than the $26,315,000 Advance Payment already made to Gyrodyne, if the Court of Claims were to adopt the State of New York’s November 10, 2008 appraisal, the State could recoup the $3,865,000 difference between the Advance Payment and the State of New York’s November 10, 2008 appraisal, including interest already paid on the Advance Payment.

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

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.

Faith Enterprises ("Faith") a prior tenant at 7 Flowerfield, failed to fulfill its rental payment obligation. In February 2007, the Company served Faith with a notice of default. Faith sued the Company in Suffolk Supreme Court, seeking to stop the eviction and seeking damages. In November 2007, the Company commenced a third-party action against the guarantors of Faith's lease. In late 2008 and early 2009, asset searches were conducted and it was determined that Faith and the guarantors do not have assets that could be used to satisfy any judgment that Gyrodyne may ultimately get in this case.  As a result, the Company and Faith agreed to enter into a stipulation of discontinuance, which would discontinue Faith's litigation against the Company and the Company's litigation against Faith and its guarantors. The stipulation has been finalized and is in the process of being signed by the parties.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material.

Items 2 through 5 are not applicable to the three months ended March 31, 2009.

Seq. Page 13

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (3)

10.1	Purchase and Sale Agreement dated January 2, 2009 with Fairfax Medical Center, LLC. (5)

10.2	First Amendment to Purchase and Sale Agreement dated February 16, 2009 with Fairfax Medical Center, LLC. (5)

10.3	Second Amendment to Purchase and Sale Agreement dated March 19, 2009 with Fairfax Medical Center, LLC. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (5)

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: May 14, 2009	/s/ Stephen V. Maroney
By Stephen V. Maroney
President, Chief Executive Officer and Treasurer

Date: May 14, 2009	/s/ Frank D’Alessandro
By Frank D’Alessandro
Controller

Seq. Page 14

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (3)

10.1	Purchase and Sale Agreement dated January 2, 2009 with Fairfax Medical Center, LLC. (5)

10.2	First Amendment to Purchase and Sale Agreement dated February 16, 2009 with Fairfax Medical Center, LLC. (5)

10.3	Second Amendment to Purchase and Sale Agreement dated March 19, 2009 with Fairfax Medical Center, LLC. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (5)

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Filed as part of this report.

Seq. Page 15