Form 10-Q
period 2009-06-30
GYRODYNE CO OF AMERICA INC
filed 2009-08-07
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2009

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number   0-1684

Gyrodyne Company of America, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1688021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Flowerfield, Suite 24, St. James, NY 11780
(Address and Zip Code of principal executive offices)

(631) 584-5400
(Registrant’s telephone number, including area code)

_____________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes___   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                 Accelerated filer [  ]
Non-accelerated filer    [  ]                                                 Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

On August 1, 2009, 1,289,878 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.
Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED JUNE 30, 2009

Seq. Page 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2009	2008
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,079,017	$2,929,017
Building and improvements	29,814,792	17,887,414
Machinery and equipment	255,742	254,352
	35,149,551	21,070,783
Less accumulated depreciation	3,308,318	3,010,709
	31,841,233	18,060,074
Land held for development:
Land	558,466	558,466
Land development costs	1,292,099	1,213,092
	1,850,565	1,771,558
Total real estate, net	33,691,798	19,831,632

Cash and Cash Equivalents	967,908	1,205,893
Investment in Marketable Securities	1,340,097	8,413,279
Rent Receivable, net of allowance for doubtful accounts of $30,000 and $35,000, respectively	114,116	118,076
Interest Receivable	7,780	49,678
Prepaid Expenses and Other Assets	876,385	571,129

Total Assets	$36,998,084	$30,189,687
LIABILITIES ANDSTOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$341,114	$379,948
Accrued liabilities	211,046	118,227
Tenant security deposits payable	467,720	393,360
Mortgages payable	18,386,877	10,560,486
Deferred income taxes	1,209,000	5,336,000
Pension liability	658,457	715,365
Total Liabilities	21,274,214	17,503,386

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086
shares issued; 1,289,878 shares outstanding	1,531,086	1,531,086
Additional paid-in capital	7,978,395	7,978,395
Accumulated other comprehensive loss	(1,830,098)	(1,731,231)
Balance of undistributed income other than gain or loss on sales of properties	9,582,184	6,445,748
	17,261,567	14,223,998
Less cost of 241,208 shares of common stock held in treasury	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	15,723,870	12,686,301

Total Liabilities and Stockholders’ Equity	$36,998,084	$30,189,687

See notes to consolidated financial statements
Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Rental Income	$2,027,867	$1,424,191	$1,169,157	$763,324

Expenses
Rental expenses	766,380	530,569	430,514	276,528
General and administrative expenses	1,775,105	1,171,400	923,783	609,607
Depreciation	297,608	140,247	183,708	77,875
Total	2,839,093	1,842,216	1,538,005	964,010

Other Income (Expense):
Interest income	114,105	295,163	19,211	134,374
Realized gain on marketable securities	123,849	15,532	407	7,630
Interest expense	(417,292)	(177,606)	(255,922)	(98,607)
Total	(179,338)	133,089	(236,304)	43,397

Loss Before Benefit for Income Taxes	(990,564)	(284,936)	(605,152)	(157,289)
Benefit for Income Taxes	(4,127,000)	(2,800,000)	-	(2,800,000)
Net Income (Loss)	$3,136,436	$2,515,064	$(605,152)	$2,642,711

Net Income (Loss) Per Common Share:
Basic and Diluted	$2.43	$1.95	$(0.47)	$2.05

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,289,878	1,289,878	1,289,878	1,289,878

See notes to consolidated financial statements

Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,136,436	$2,515,064
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	314,770	147,272
Bad debt expense	12,000	32,000
Net periodic pension benefit cost	143,092	6,058
Realized gain on marketable securities	(123,849)	(15,532)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Land development costs	(79,007)	(144,283)
Accounts receivable	(8,040)	(60,813)
Interest receivable	41,898	13,508
Prepaid expenses and other assets	(191,031)	(304,823)
(Decrease) increase in liabilities:
Accounts payable	(38,834)	(393,210)
Accrued liabilities	92,819	36,042
Deferred income taxes	(4,127,000)	(2,800,000)
Pension liability	(200,000)	-
Tenant security deposits	74,360	128,747
Total adjustments	(4,088,822)	(3,355,034)
Net cash used in operating activities	(952,386)	(839,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	(13,022,966)	(7,014,362)
Costs associated with property, plant and equipment	(1,058,064)	(343,529)
Proceeds from sale of marketable securities	6,805,800	-
Principal repayments on investment in marketable securities	292,364	2,128,927
Net cash used in investment activities	(6,982,866)	(5,228,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage	8,000,000	5,250,000
Principal payments on mortgages	(173,609)	(42,944)
Loan origination fees	(129,124)	(128,855)
Net cash provided by financing activities	7,697,267	5,078,201

Net decrease in cash and cash equivalents	(237,985)	(990,733)
Cash and cash equivalents at beginning of period	1,205,893	3,455,141
Cash and cash equivalents at end of period	$967,908	$2,464,408

Supplemental cash flow information:
Interest paid	$417,292	$177,606

See notes to consolidated financial statements
Seq. Page 5

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended June 30, 2009 and 2008.

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

The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. (“Company”) and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

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

6.	Mortgages Payable:

Mortgages payable is comprised of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park. (a)	$5,370,008	$5,415,486
Mortgage payable - Cortlandt Medical Center. (b)	5,040,000	5,145,000
Mortgage payable - Virginia Healthcare Center. (c)	7,976,869	-
Total	$18,386,877	$10,560,486

(a) In June 2007, in connection with the purchase of ten office buildings in the Port Jefferson Professional Park (the” Port Jefferson Buildings”) in Port Jefferson Station New York, the Company assumed a $5,551,191 mortgage payable to a bank (the “Mortgage”). The Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Mortgage is collateralized by the Port Jefferson buildings and matures on February 1, 2022.
Seq. Page 6

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate through maturity on July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, the Company exercised an option to enter into an interest rate swap agreement in November 2008 thereby fixing the interest rate at 5.66% through November 1, 2011.

(c) In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from Virginia Commerce Bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and matures on April 10, 2019. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company.

7.	Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and six months ended June 30, 2009 and 2008:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension Benefits
Service Cost	$68,568	$46,629	$34,284	$23,315
Interest Cost	74,436	66,987	37,218	33,494
Expected Return on Plan Assets	(58,608)	(111,120)	(29,304)	(55,560)
Amortization of Actuarial Loss	58,696	3,563	29,348	1,781

Net Periodic Benefit Cost After Curtailments and Settlements	$143,092	$6,059	$71,546	$3,030

During the six months ended June 30, 2009, the Company made a $200,000 contribution to the plan.  The minimum required contribution for the December 31, 2009 plan year is $254,780 plus additional interest depending on the actual date of deposit. During the six months ended June 30, 2008, the Company did not make a contribution to the plan.

8.	Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount

2010	$3,899,000
2011	2,635,000
2012	1,486,000
2013	1,064,000
2014	730,000
Thereafter	1,682,000
$11,496,000

Employment agreements – The Company has employment agreements with two officers that provide for annual salaries aggregating approximately $397,000 and other benefits in the event of a change in control, termination by the Company without cause or termination by the officer for good reason (the “Employment Agreements”). On June 12, 2009, the Company and its two officers mutually agreed to terminate the automatic extension provisions of the Employment Agreements. As a result, the term of the Employment Agreements end on June 12, 2012.

Seq. Page 7

Land consulting agreement – The Company retained DPMG, Inc. d/b/a Landmark National, commencing on March 1, 2007, for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation in its condemnation litigation (See Part II Item 1: Legal Proceedings). The agreement provides for equal monthly payments of $27,778 terminating on February 1, 2010. Part of the monthly payments are in recognition of services rendered between 2004 and 2006.

9.	Revolving Credit Note:

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (3.25% at June 30, 2009) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2011. As of June 30, 2009 and December 31, 2008, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

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

Seq. Page 8

11.	Acquisition of Properties:

On March 31, 2009, the Company, through its subsidiary Virginia Healthcare Center, LLC, acquired the Fairfax Medical Center in Fairfax, Virginia, (the “Property”) from Fairfax Medical Center, LLC (the “Seller”). The Property consists of two office buildings which are situated on 3.5 acres with approximately 58,000 square feet of rentable space and an occupancy rate of approximately 84% when acquired. The purchase price was $12,891,000 or approximately $222 per square foot. There is no material relationship between the Company and the Seller. Of the $12,891,000 purchase price for the Property, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000 from Virginia Commerce Bank. In addition, $131,966 of costs associated with the acquisition were capitalized. The total capitalized costs were allocated as follows:

Land	$2,150,000
Buildings	$10,872,966
Mortgage payable	$(8,000,000)
Cash	$5,022,966

On a pro forma basis, the comparison of revenues, loss before benefit for income taxes, benefit for income taxes, net income (loss) and net income (loss) per common share for the three and six-months ended June 30, 2009 and 2008, as if the Company owned the Fairfax Medical Center at the beginning of both periods, are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$2,348,867	$2,096,691	$1,169,157	$1,099,574
Loss Before Benefit for Income Taxes	$947,564	$220,436	$605,152	$125,039
Benefit for Income Taxes	$(4,127,000)	$(2,800,000)	-	$(2,800,000)
Net Income (Loss)	$3,179,436	$2,579,564	$(605,152)	$2,674,961

Net Income (Loss) Per Common Share:	$2.46	$2.00	$(0.47)	$2.07

The transaction qualifies for tax deferral treatment under Section 1033 of the Internal Revenue Code and completes the reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property and is also a qualified REIT Investment.

12.	Recent Accounting Pronouncements:

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FAS 107, Disclosures about Fair Value of Financial Instruments (“FAS No. 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS No. 107. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than- Temporary Impairments, or FSP FAS 115-2 and FAS 124-2.  FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on the Company’s financial statements.

Seq. Page 9

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4.   FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 also amended FAS No. 157 to expand certain disclosure requirements.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Management is currently evaluating the impact of FSP FAS 157-4 on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies FAS No. 141(R). FSP 141(R)-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the fair value cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date. FSP 141(R)-1 amends the disclosure requirements of FAS No. 141(R) to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  This statement was effective January 1, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. We have evaluated subsequent events through the date our financial statements were issued, or August 7, 2009. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

In June 2009, the FASB issued Statement No. 168 (“FAS168”), “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS162”). FAS 168 replaces FAS 162 “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification” (Codification) as a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt FAS 168 in the third quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

13.	Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the three and six-months ended June 30,  2008 to conform to the classification used in the current fiscal year. These changes have no affect on previously reported net income.

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

Seq. Page 10

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

Seq. Page 11

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2009
AS COMPARED TO THE THREE AND SIX-MONTHS ENDED JUNE 30, 2008

The Company is reporting a net loss of $605,152 for the three month period ended June 30, 2009 compared to net income totaling $2,642,711 for the same period in the prior year. Prior year results included a benefit for income taxes amounting to $2,800,000 associated with the reinvestment of condemnation proceeds and the deferral of tax pursuant to Section 1033 of the Internal Revenue Code. Basic and diluted net (loss) income per share amounted to $ (0.47) and $2.05 for the three month periods ended June 30, 2009 and 2008, respectively.

For the six month period ended June 30, 2009, the Company is reporting net income totaling $3,136,436 compared to $2,515,064 for the same period during the prior year. The current period includes a benefit for income taxes amounting to $4,127,000, which is also the result of the reinvestment of condemnation proceeds while the prior year period reflects the tax benefit cited in the quarterly results. Basic and diluted net income per share amounted to $2.43 and $1.95 for the six month periods ended June 30, 2009 and 2008, respectively.

Rental income totaled $1,169,157 for the current three month reporting period compared to $763,324 for the same period last year. For the most part, this $ 405,833 increase is attributable to the acquisition of the Fairfax Medical Center on March 31, 2009 and the Cortlandt Medical Center which was acquired in June of 2008. For the six months ended June 30, 2009, the Company generated rental income totaling $2,027,867 compared to $1,424,191 for the same period last year. Here again, the $603,676 increase is attributable for the most part to the acquisition of the medical centers in Fairfax, Virginia and Cortlandt Manor, New York.

Seq. Page 12

Expenses increased in the current reporting period, amounting to $1,538,005 for the three months ended June 30, 2009 compared to $964,010 during the same period last year; this $573,995 increase is attributable to a $153,986 increase in rental property expenses which totaled $430,514, and increases in general and administrative and depreciation expenses amounting to $314,176 and $105,833, respectively. Although there were reductions in rental expenses associated with the Company’s other properties, the addition of the Fairfax and Cortlandt Medical Centers account for the overall increase in this category of expense. The three major contributing factors to the increase in general and administrative expenses which totaled $923,783 compared to $609,607 during the prior year, were condemnation litigation expenses, which totaled $234,298, increasing by $112,943; legal and consulting fees totaled $72,452 and increased by $58,125; and costs associated with the Company’s pension plan increased by $68,517, amounting to $71,546. In addition, salaries and benefits increased by $38,144, fees for outside services increased by $23,851, and expenses associated with corporate governance increased by $21,669. For the most part, the increase in depreciation expense, which totaled $183,708, reflects the addition of the two medical centers in Fairfax, Virginia and Cortlandt Manor, New York.

For the six month period ended June 30, 2009, the expenses for the Company experienced similar increases and contributing factors. Expenses for the current six month period increased by $996,877, amounting to $2,839,093 compared to $1,842,216 during the same period last year. Rental property expenses, which amounted to $766,380, increased by $235,811 over the prior year and, as in the quarterly results, were mostly attributable to the addition of two new properties in Fairfax, Virginia, and Cortlandt Manor, New York. General and administrative expenses increased by $603,705, amounting to $1,775,105 compared to $1,171,400 during the prior year. The same contributing factors accounted for the majority of this increase for the six month period; legal and consulting fees amounted to $158,379 and increased by $118,601; condemnation litigation fees totaled $457,207 and increased by $248,787; and costs associated with the Company’s pension plan amounted to $143,093, an increase of $137,034. In addition, salaries and benefits increased by $54,470, fees for outside services increased by $14,674 and corporate governance matters increased by $33,551. Again reflecting the acquisitions of the two new facilities in Virginia and New York, depreciation increased by $157,361, amounting to $297,608 for the current period.

As a result of the sale of a majority of the Company’s investments in REIT qualified securities and a redirection of those funds into real estate acquisitions, interest income declined by $115,163 for the three month period ended June 30, 2009, amounting to $19,211. Similarly, interest income declined by $181,058 for the six month period, amounting to $114,105.

Profits generated by the above referenced sales of securities, coupled with prepayments, resulted in gains of $407 and $7,630 for the three month periods ended June 30, 2009 and 2008, respectively. For the six month periods, those gains amounted to $123,849 and $15,532 for 2009 and 2008, respectively.

Mirroring the increases brought about by the acquisitions mentioned earlier in this report, interest expense associated with the financing of the acquisition of those two facilities is reflected in the results for both the three and six month periods ended June 30, 2009. For the quarter, interest expense amounted to $255,922, an increase of $157,315 over the same period last year. For the six months ended June 30, 2009, interest expenses increased by $239,686 over the prior year, totaling $417,292.

As a result, the Company is reporting a loss before benefit for taxes of $605,152 for the three month reporting period, compared to a loss of $157,289 for the same period last year. The quarter ended June 30, 2008 reflected a benefit for income taxes of $2,800,000, resulting in net income totaling $2,642,711. For the six months ended June 30, 2009, the Company is reporting a loss before benefit for income taxes totaling $990,564 compared to a loss of $284,936 for the same period last year. Reflecting a benefit for income taxes of $4,127,000 for the six months ended June 30, 2009, the Company is reporting net income of $3,136,436, compared with $2,515,064, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $952,386 and $839,970 during the six months ended June 30, 2009 and 2008, respectively. The cash used in operating activities in the current period was primarily related to a pension plan contribution of $200,000, increased land development costs of $79,007 and the prepayment of expenses and other assets of $191,031. The cash used in operating activities in the prior period was primarily related to increased payments to vendors of $393,210, the prepayment of expenses and other assets of $304,823 and increased land development costs of $144,283.

Net cash used in investing activities were $6,982,866 and $5,228,964 during the six months ended June 30, 2009 and 2008, respectively. Cash used in investing activities in the current period primarily consisted of the purchase of the Fairfax Medical Center (“FMC”), including deferred acquisition costs, of $13,022,966 partially offset by the sale of marketable securities of $6,805,800. The cash provided by investing activities in the prior period was essentially in connection with the purchase of the Cortlandt Medical Center (“CMC”) for $7,014,362 partially offset by principal repayments of marketable securities of $2,128,927.

Net cash provided by financing activities was $7,697,267 and $5,078,201 during the six months ended June 30, 2009 and 2008, respectively.  The net cash provided by financing activities in the current period was primarily in connection with obtaining a mortgage of $8,000,000 for the purchase of the FMC. The net cash provided during the prior period was essentially the result of obtaining a mortgage of $5,250,000 for the purchase of the CMC.

Seq. Page 13

The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime (3.25% at June 30, 2009) plus 1%. At statement date, the full amount of the credit facility is available.

As of June 30, 2009, the Company had cash, cash equivalents and marketable securities totaling $2,308,005 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

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

LIMITED PARTNERSHIP INVESTMENT

The Company owns a 10.93% limited partnership interest in Callery Judge Grove, L. P. (the “Grove”) which owns a 3,700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for the investment under the equity method. As of June 30, 2009, the carrying value of the Company’s investment was $0. The Grove had reported to its limited partners that in November 2008 it received an independent appraisal report of the citrus grove property which reflects the recent approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at June 30, 2009, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $21,700,000, without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

In February 2009, the Grove made an offering to its partners to invest additional funds in the partnership. The offering, or capital call, had a minimum and maximum aggregate offering amount of $4 million and $6 million, respectively, and was due to expire on March, 16, 2009. In March 2009, after careful deliberation, the Company informed the Grove that it would not participate in the offering. Subsequently, the Company was informed that the offering period had been extended and remains open as of the date of this report; not participating in this offering will result in the Company’s ownership percentage being diluted.

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

Item 4T. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Seq. Page 14

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

The Court of Claims by Order dated February 25, 2009 originally scheduled the trial in this case to commence on August 3, 2009.  The Company was informed on July 16, 2009 that the Court of Claims decided to grant, at the request of the State, a ten-day postponement of the commencement of the trial, which is now scheduled to commence on August 13, 2009.

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.

This case, reported on in prior reports, was settled with no consideration being paid by the Company to the plaintiffs.  The settlement stipulation that discontinued the matter was signed by all parties and was filed with the Suffolk Supreme Court on July 16, 2009.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 2 through 5 are not applicable to the three months ended June 30, 2009.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification. (5)

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

Seq. Page 15

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Filed as part of this report.

    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: August 7, 2009	/s/ Stephen V. Maroney
By Stephen V. Maroney
President, Chief Executive Officer and Treasurer

Date: August 7, 2009	/s/ Frank D’Alessandro
By Frank D’Alessandro
Controller

Seq. Page 16

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

31.1	Rule 13a-14(a)/15d-14(a) Certification. (5)

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Filed as part of this report.

Seq. Page 17