Form 10-Q
period 2009-09-30
GYRODYNE CO OF AMERICA INC
filed 2009-11-06
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 2009

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

On November 1, 2009, 1,289,878 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.
Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED SEPTEMBER 30, 2009

Seq. Page 2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2009	2008
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,079,017	$2,929,017
Building and improvements	30,259,484	17,887,414
Machinery and equipment	257,455	254,352
	35,595,956	21,070,783
Less accumulated depreciation	3,500,970	3,010,709
	32,094,986	18,060,074
Land held for development:
Land	558,466	558,466
Land development costs	1,334,246	1,213,092
	1,892,712	1,771,558
Total real estate, net	33,987,698	19,831,632

Cash and Cash Equivalents	2,049,512	1,205,893
Investment in Marketable Securities	-	8,413,279
Rent Receivable, net of allowance for doubtful accounts of $36,000 and $35,000, respectively	134,779	118,076
Interest Receivable	1,376	49,678
Prepaid Expenses and Other Assets	777,559	571,129

Total Assets	$36,950,924	$30,189,687
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$1,113,129	$379,948
Accrued liabilities	276,300	118,227
Tenant security deposits payable	482,141	393,360
Mortgages payable	18,276,665	10,560,486
Deferred income taxes	1,195,061	5,336,000
Pension liability	730,004	715,365
Total Liabilities	22,073,300	17,503,386

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,086
shares issued; 1,289,878 shares outstanding	1,531,086	1,531,086
Additional paid-in capital	7,978,395	7,978,395
Accumulated other comprehensive loss	(1,845,048)	(1,731,231)
Balance of undistributed income other than gain or loss on sales of properties	8,750,888	6,445,748
	16,415,321	14,223,998
Less cost of 241,208 shares of common stock held in treasury	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	14,877,624	12,686,301

Total Liabilities and Stockholders’ Equity	$36,950,924	$30,189,687

See notes to consolidated financial statements
Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental Income	$3,227,568	$2,254,477	$1,198,441	$830,286

Expenses
Rental expenses	1,189,964	886,604	422,249	356,035
General and administrative expenses	2,989,270	1,832,731	1,214,240	661,331
Depreciation	490,376	248,893	192,768	108,645
Total	4,669,610	2,968,228	1,829,257	1,126,011

Other Income (Expense):
Interest income	123,202	419,752	9,097	124,589
Realized gain on marketable securities	159,805	16,769	35,956	1,237
Interest expense	(676,764)	(317,744)	(259,472)	(140,139)
Total	(393,757)	118,777	(214,419)	(14,313)

Loss Before Benefit for Income Taxes	(1,835,799)	(594,974)	(845,235)	(310,038)
Benefit for Income Taxes	(4,140,939)	(2,800,000)	(13,939)	-
Net Income (Loss)	$2,305,140	$2,205,026	$(831,296)	$(310,038)

Net Income (Loss) Per Common Share:
Basic and Diluted	$1.79	$1.71	$(0.64)	$(0.24)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,289,878	1,289,878	1,289,878	1,289,878

 See notes to consolidated financial statements
Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,305,140	$2,205,026
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	500,323	262,688
Bad debt expense	18,000	18,000
Net periodic pension benefit cost	214,639	9,088
Realized gain on marketable securities	(159,805)	(16,769)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Land development costs	(121,154)	(328,830)
Accounts receivable	(34,703)	(66,191)
Interest receivable	48,302	14,183
Prepaid expenses and other assets	(247,936)	(171,101)
(Decrease) increase in liabilities:
Accounts payable	733,181	(322,756)
Accrued liabilities	158,073	10,107
Deferred income taxes	(4,140,939)	(2,800,000)
Pension liability	(200,000)	-
Tenant security deposits	88,781	134,216
Total adjustments	(3,143,238)	(3,257,365)
Net cash used in operating activities	(838,098)	(1,052,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	(13,022,966)	(7,014,362)
Costs associated with property, plant and equipment	(1,504,469)	(947,005)
Proceeds from sale of marketable securities	8,163,813	-
Principal repayments on investment in marketable securities	295,454	2,269,762
Net cash used in investment activities	(6,068,168)	(5,691,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage	8,000,000	5,250,000
Principal payments on mortgages	(283,821)	(117,382)
Loan origination fees	33,706	(128,855)
Net cash provided by financing activities	7,749,885	5,003,763

Net increase (decrease) in cash and cash equivalents	843,619	(1,740,181)
Cash and cash equivalents at beginning of period	1,205,893	3,455,141
Cash and cash equivalents at end of period	$2,049,512	$1,714,960

Supplemental cash flow information:
Interest paid	$676,764	$317,744

See notes to consolidated financial statements
Seq. Page 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

Gyrodyne Company of America, Inc.  (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company operates primarily in one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties.  Substantially all of the Company’s properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion of or all or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  However, certain leases provide that the Company is responsible for certain operating expenses.

As of September 30, 2009 the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 62.5 acres of undeveloped property in St James, New York and a 10% limited partnership interest in an undeveloped Florida property “the Grove”.

The Company believes it has qualified, and expects to continue to qualify as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986 as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code.  The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT; however these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company has one taxable REIT subsidiary which will be subject to federal and state income tax on the income from these activities.

2.  Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended September 30, 2009 and 2008.

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

The results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

3.  Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

4.  Investment in Marketable Securities:

The Company’s marketable securities consisted of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government and are managed by and held in an account with a major financial institution.  During the quarter ended September 30, 2009, the Company sold its remaining marketable securities.

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

Seq. Page 6

6. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7. Mortgages Payable:

Mortgages payable is comprised of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,346,774	$5,415,486
Mortgage payable - Cortlandt Medical Center (b)	4,987,500	5,145,000
Mortgage payable – Fairfax Medical Center (c)	7,942,391	-
Total	$18,276,665	$10,560,486

(a) In June 2007, in connection with the purchase of ten office buildings in the Port Jefferson Professional Park (the “Port Jefferson Buildings”) in Port Jefferson Station, New York, the Company assumed a $5,551,191 mortgage payable to a bank (the “Mortgage”). The Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance thereafter. The Mortgage is collateralized by the Port Jefferson Buildings and matures on February 1, 2022.

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

(c) In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and matures on April 10, 2019. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company.

8. Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Pension Benefits
Service Cost	$102,852	$69,944	$34,284	$23,315
Interest Cost	111,655	100,480	37,218	33,493
Expected Return on Plan Assets	(87,911)	(166,680)	(29,304)	(55,560)
Amortization of Actuarial Loss	88,043	5,345	29,348	1,782

Net Periodic Benefit Cost After Curtailments and Settlements	$214,639	$9,089	$71,546	$3,030

Seq. Page 7

During the nine months ended September 30, 2009, the Company made a $200,000 contribution to the plan, of which approximately $100,000 was applied to 2008.  The minimum required contribution for the December 31, 2009 plan year is $254,780 plus additional interest depending on the actual date of deposit.  During the nine months ended September 30, 2008, the Company did not make a contribution to the plan.

9.  Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:
Twelve Months Ending September 30,	Amount

2010	$3,898,000
2011	2,546,000
2012	1,432,000
2013	1,095,000
2014	660,000
Thereafter	1,787,000
$11,418,000

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

10.  Revolving Credit Note:

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (3.25% at September 30, 2009) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2011. As of September 30, 2009 and December 31, 2008, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

11.  Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Accounting Codification Statement (“ASC”) 820-10 (formerly Statement No. 157, “Fair Value Measurements” (“FAS No. 157”)), which establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. ASC 820-10  also defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.  The application of ASC 820-10, however, may change current practice within an organization. ASC 820-10 was effective January 1, 2008, applied prospectively. In February 2008, the FASB issued ASC 820-10-15-15 (formerly FAS Staff Position No.157-2, "Effective Date of FASB Statement No. 157"), which provided a one-year deferral for the implementation of ASC 820-10 for certain non-financial assets and liabilities measured on a nonrecurring basis. The provisions of ASC 820-10 relating to certain non-financial assets and liabilities is effective prospectively, beginning January 1, 2009. The adoption of ASC 820-10 with respect to financial and non-financial assets and liabilities did not have a material financial impact on the Company’s consolidated results of operations or financial condition.

ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about what assumptions market participants would use in pricing the financial instrument developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

Seq. Page 8

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

12.  Acquisition of Properties:

On March 31, 2009, the Company, through its wholly owned subsidiary Virginia Healthcare Center, LLC, acquired the Fairfax Medical Center in Fairfax, Virginia, (the “Property”) from Fairfax Medical Center, LLC (the “Seller”). The Property consists of two office buildings which are situated on 3.5 acres with approximately 58,000 square feet of rentable space and an occupancy rate of approximately 84% when acquired. The purchase price was $12,891,000 or approximately $222 per square foot. There is no material relationship between the Company and the Seller. Of the $12,891,000 purchase price for the Property, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000 from a bank. In addition, $131,966 of pre-acquisition development related costs associated with the acquisition were capitalized. The total capitalized costs were allocated as follows:
Land	$2,150,000
Buildings	$10,872,966
Mortgage payable	$(8,000,000)
Cash	$5,022,966

The Company had non-recurring acquisition fees of $57,495 which were expensed as incurred.

On a pro forma basis, the comparison of revenues, loss before benefit for income taxes, benefit for income taxes, net income (loss) and net income (loss) per common share for the three and nine-months ended September 30, 2009 and 2008, as if the Company owned the Fairfax Medical Center at the beginning of both periods, are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$3,548,568	$3,263,226	$1,198,441	$1,166,535
Loss Before Benefit for Income Taxes	$1,792,799	$498,224	$845,235	$277,788
Benefit for Income Taxes	$(4,140,939)	$(2,800,000)	$13,939	$-
Net Income (Loss)	$2,348,140	$2,301,776	$(831,296)	$(277,788)

Net Income (Loss) Per Common Share:	$1.82	$1.78	$(0.64)	$(0.22)

Seq. Page 9

The transaction qualifies for tax deferral treatment under Section 1033 of the Internal Revenue Code and completes the reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property and is also a qualified REIT Investment.

13.   Recent Accounting Pronouncements:

In April 2009, the FASB issued ASC 825-10 and ASC 270-10-05-05-1(formerly Staff Position No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1.  ASC 825-10 and ASC 270-10-05-05-1 amends FAS 107, Disclosures about Fair Value of Financial Instruments (“FAS No. 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under ASC 825-10 (formerly FAS 107-1 and APB 28-1), a publicly-traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC 825-10 and ASC 270-05-05-1 (formerly FAS No. 107, FSP FAS 107-1 and APB 28-1) are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this pronouncement on July 1, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued ASC 320-10-65-1 (formerly Staff Position No. 115-2 and FAS 124-2), Recognition and Presentation of Other-Than- Temporary Impairments, or FSP FAS 115-2 and FAS 124-2.  ASC 320-10-65-1 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320-10-65-1, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  ASC 320-10-65-1 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted this pronouncement on July 1, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued ASC 820-10-65-4 (formerly Staff Position No. FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.   ASC 820-10-65-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820-10-65-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC 820-10-65-4 also amended ASC 820-10 (formerly FAS No. 157) to expand certain disclosure requirements.  ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted this pronouncement on July 1, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued ASC 805-10, 805-20 and 805-30 (formerly FASB Staff Position No. 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify ASC 805 (formerly FAS No. 141(R). FSP 141(R)-1).  ASC 805-10, 805-20 and 805-30 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the fair value cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date. ASC 805-10, 805-20 and 805-30 amends the disclosure requirements of ASC 805 to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued. ASC 805-10, 805-20 and 805-30 are effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company adopted this pronouncement on January 1, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, “Subsequent Events” (“FAS 165”)), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

Seq. Page 10

In June 2009, the FASB issued ASC 105-10 (formerly Statement No. 168 (“FAS168”)), “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS162”). ASC 105-10 replaces FAS 162 “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification” (Codification) as a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The codification does not change current GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC 105-10, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this pronouncement for the quarter ended September 30, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

14.  Reclassifications:

Certain amounts in the prior year have been reclassified to conform to the classification used in the current year.

15.  Subsequent Events:

Subsequent to September 30, 2009, the Company announced the hiring of Mr. Gary Fitlin, to the position of Chief Financial Officer.

Subsequent to September 30, 2009 and through November 6, 2009, the date which management evaluated all subsequent events, and on which the financial statements were issued other than the above event, the Company had no reportable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” “the Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Forward Looking Statements.  The statements made in this Form 10-Q that are not historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Quarterly Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview:

General:  We are a self-managed and self-administered real estate investment trust formed under the laws of the State of New York.  We operate primarily in one segment.  Our primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties.  Substantially all of our properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion of or all or substantially all of the costs and /or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  However, certain leases provide that the Company is responsible for certain operating expenses.

As of September 30, 2009 we had 100% ownership in three medical office parks, comprising   approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, we have approximately 62.5 acres of undeveloped property in St. James, New York and  approximately a 10% limited partnership interest in an undeveloped Florida property called “the Grove”.

Our revenues and cash flows are generated predominantly from property rent receipts.  As a result, growth in revenues and cash flows is directly correlated to our ability to (1) re-lease suites that are vacant or may become vacant at favorable rates, (2) successfully settle the condemnation litigation lawsuit, (3) expand our existing income producing assets through additional investment, and (4) acquire additional income-producing real estate assets.

Seq. Page 11

Global Credit and Financial Crisis:  The continued concerns about the impact of a wide spread and long term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential depression in our common stock price.  The continued progression of our condemnation lawsuit has also added volatility to our common stock price.  As a result, our business continues to be impacted including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) difficulty in consummating property acquisitions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

Business Strategy:  We have focused our business strategy during the current financial crisis to strike a balance between preserving capital and improving the market value of our portfolio to meet our long term goal of executing on a liquidity event or series of liquidity events within approximately the next three years.   Included within this strategy, are the following objectives:

•	actively managing our portfolio to improve our net operating income and operating cash flow from these assets while simultaneously increasing the market values of the underlying operating properties;

•	actively pursuing the re-zoning effort of the Flowerfield property to maximize its value;

•	employing cost-saving strategies to reduce our general and administrative expenses; and

•	diligently managing the condemnation lawsuit.

We believe these objectives will strengthen our business and enhance the value of our underlying real estate portfolio.

Third Quarter 2009 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended September 30, 2009.

Leasing – We entered into 18 new leases and lease extensions encompassing approximately 30,000 square feet.  The Company recognized $40,053 in tenant deferred revenue.

Condemnation lawsuit - The trial in the Court of Claims commenced on August 13, 2009 and concluded on August 18, 2009.  The Court set November 23, 2009 as the deadline for the parties to submit post-trial memoranda of law.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes.  In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.   On a regular basis, we evaluate our assumptions, judgments and estimates.    However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.  We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report.

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases.  The excess of rents recognized over amounts contractually due, if any, is included in deferred rents receivable on the Company's balance sheets.  Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Ancillary and other property-related income is recognized in the period earned.

Seq. Page 12

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

Depreciation is computed utilizing the straight-line method over the estimated useful life of ten to thirty-nine years for buildings and improvements and three to twenty years for machinery and equipment.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments.  These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income.  In determining impairment, if any, the Company has adopted ASC 360-10 (formerly Financial Accounting Standards Board ("FASB") Statement No. 144), "Accounting for the Impairment or Disposal of Long Lived Assets."

Assets and Liabilities Measured at Fair-Value

On January 1, 2008, the Company adopted ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements (“SFAS No. 157”)), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

On January 1, 2008, the Company adopted ASC825-10 (formerly SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, ASC 820-10 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Seq. Page 13

The Company had investments in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by U.S. government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage-backed securities originated by U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealer's trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.  In the quarter ending September 30, 2009, the Company liquidated its remaining investments in these hybrid mortgage backed securities.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 compared with September 30, 2008.

Rental income for the three months ended September 30, 2009 and 2008 were $1,198,441 and $830,286, respectively, an increase of $368,155 or 44%.  The increase is primarily comprised of $309,815 attributable to the acquisition of the Fairfax Medical Center on March 31, 2009 and an increase in rental revenue from new leases net of lower renewal rates of approximately $58,340.  The majority of the impact of the lower lease rates was from one tenant who we converted to a longer term more favorable net lease.   This lease conversion is in line with meeting our strategy of balancing short term cash flows with long term value of the underlying properties.

Rental expenses for the three months ended September 30, 2009 and 2008 were $422,249 and $356,035, respectively, an increase of $66,214 or 19%.  The acquisition of the Fairfax Medical Center increased rental expenses by $108,888 which was offset by a reduction in rental expenses of $42,674 primarily from the Port Jefferson and Flowerfield properties.

General and Administrative expenses for the three months ended September 30, 2009 and 2008 were $1,214,240 and $661,331, respectively, an increase of $552,909 or 84%.  The three major contributing factors to the increase in general and administrative expenses were an increase of $422,182 in condemnation litigation expenses; an increase in real estate development and asset acquisition expenses of $41,773 and $57,495, respectively, and increased costs associated with the Company’s pension plan of $68,517, offset by favorable decreases in other G&A expenses of $37,058.

Depreciation for the three months ended September 30, 2009 and 2008 were $192,768 and $108,645, respectively, an increase of $84,123.  Approximately $69,795 of the increase is the result of the acquisition of the Fairfax Medical Center.  The remaining increase of $14,328 is from renovations in the remaining developed property portfolio.

Interest income for the three months ended September 30, 2009 and 2008 was $9,097 and $124,589, respectively, a decrease of $115,492 or 93%.  The decrease is primarily due to the sale of the Company’s remaining investments in REIT-qualified securities and a redirection of those funds into real estate acquisitions.

Realized gain on marketable securities for the three months ended September 30, 2009 and 2008 was $35,956 and $1,237, respectively, an increase of $34,719.  The increase is attributable to the sale of the remaining investment in hybrid mortgage backed securities.

Interest expense for the three months ended September 30, 2009 and 2008 was $259,472 and $140,139, respectively, an increase of $119,333 or 85%.  The increase is due to the debt incurred to purchase the Fairfax Medical Center.

The increase in the benefit for income tax of $13,939 is due to deferred tax adjustments from our investment in the “Grove”.

The Company is reporting a net loss of $831,296 and $310,038 for the three months ended September 30, 2009 and 2008, respectively, primarily due to the impact of the items discussed above.

 Nine Months Ended September 30, 2009 compared with September 30, 2008.

Rental income for the nine months ended September 30, 2009 and 2008 were $3,227,568 and $2,254,477, respectively, an increase of $973,091 or 43%.  Approximately $1,068,916 of the increase is attributable to the acquisition of the medical centers in Fairfax, Virginia and Cortlandt Manor, New York, offset by $95,825 related to lower renewal rates and an increase in vacancy at our Port Jefferson and Flowerfield facilities.  The majority of the impact of the lower lease rates was from one tenant who we converted to a longer term more favorable net lease.   This lease conversion is in line with meeting our strategy of balancing short term cash flows with long term value of the underlying properties.

Seq. Page 14

Rental expenses for the nine months ended September 30, 2009 and 2008 were $1,189,964 and $886,604, respectively, an increase of $303,360 or 34%.  The acquisition of the medical centers in Fairfax, Virginia and Cortlandt Manor, New York, were primarily responsible for the increase in rental expense of $380,653, which was offset by a reduction in rental expenses of $77,293, primarily from the Port Jefferson and Flowerfield properties.

General and Administrative expenses for the nine months ended September 30, 2009 and 2008 were $2,989,270 and $1,832,731, respectively, an increase of $1,156,539 or 63%.  The major contributing factors to the increase in general and administrative expenses were an increase of $671,393 in condemnation litigation expenses, an increase in real estate development and asset acquisition expenses of $41,773 and $57,495, respectively, an increase in legal and consulting fees of $114,275 and costs associated with the Company’s pension plan increased by $205,551 and an increase in other expenses of $66,052.

Depreciation for the nine months ended September 30, 2009 and 2008 were $490,376 and $248,893, respectively, an increase of $241,483.  Approximately $216,293 of the increase is the result of the acquisition of the medical centers in Fairfax, Virginia and Cortlandt Manor, New York. The remaining increase of $25,190 is from renovations in the remaining developed property portfolio.

Interest income for the nine months ended September 30, 2009 and 2008 were $123,202 and $419,752, respectively, a decrease of $296,550 or 71%.  The decrease of $296,550 is primarily due to the sale of the Company’s remaining investments in REIT qualified securities and a redirection of those funds into real estate acquisitions.

Realized gain on marketable securities for the nine months ended September 30, 2009 and 2008 were $159,805 and $16,769, respectively, an increase of $143,036 or 853%.  The increase is attributable to the sale of the remaining investment in marketable securities.

Interest expense for the nine months ended September 30, 2009 and 2008 were $676,764 and $317,744, respectively, an increase of $359,020 or 113%.  The increase is due to the debt incurred to purchase the medical centers in Fairfax, Virginia and Cortlandt Manor, New York.

The benefit for income tax for the nine months ended September 30, 2009 and 2008 were $4,140,939 and $2,800,000, respectively, an increase in the benefit of $1,340,939.  The increase was primarily due to the re-investment of the condemnation proceeds.

The Company is reporting net income of $2,305,140 and $2,205,026 for the nine months ended September 30, 2009 and 2008, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining occupancy, and pursuing and recycling of capital.

The Company originally received $26.3 million as an advance payment in connection with the condemnation of 245 acres of the Flowerfield property.  The proceeds were invested in hybrid mortgage backed securities pending the identification of REIT-qualified investment properties that would satisfy the Internal Revenue Code Section 1033 (“IRC 1033”) deferral requirements. In June 2007, the Company acquired the Port Jefferson Professional Park for approximately $8.9 million.  The purchase was a REIT qualified investment that also met the requirements for tax deferred treatment under IRC 1033.

During the nine months ended September 30, 2009, we purchased the Fairfax Medical Center in Fairfax, Virginia, for $12.9 million.  After this purchase, the Company has completed the reinvestment of the $26.3 million in condemnation proceeds.  This purchase exceeded the tax deferred IRC 1033 remaining balance of $10.4 million, the balance of our condemnation proceeds.  The re-investment resulted in a tax benefit of approximately $4.1 million.  Furthermore, in mid-2008, we reinvested $7.0 million of condemnation proceeds in the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, resulting in a tax benefit of $2.8 million.

Management believes there is opportunity to increase its cash flows from its existing property portfolio through renovations and expansions.  The extent to which management expands its existing portfolio through renovations, expansions or acquisitions will be dependant on the economic recovery and the availability of additional financing at favorable terms.

We generally finance our operations through existing cash on hand and fund our acquisitions through a combination of cash on hand and debt.  The Company has a $1,750,000 revolving credit line with a bank, bearing interest at a rate of prime (3.25% at September 30, 2009) plus 1%. At statement date, the full amount of the credit facility is available.

As of September 30, 2009, the Company had cash, cash equivalents and marketable securities totaling $2,049,512 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

Seq. Page 15

Net cash used in operating activities was $838,098 and $1,052,339 during the nine months ended September 30, 2009 and 2008, respectively. The cash used in operating activities in the current period was primarily related to land development costs of $121,154, prepaid expenses and other assets of $247,936, and pension contributions of $200,000.

Net cash used in investing activities was $6,068,168 and $5,691,605 during the nine months ended September 30, 2009 and 2008, respectively. Cash used in investing activities in the current period primarily consisted of the purchase of the Fairfax Medical Center (“FMC”), including deferred acquisition costs, of $13,022,966 and costs associated with property , plant and equipment of $1,504,469, partially offset by the sale of marketable securities of $8,163,813 and principal payments received on the investment in marketable securities of $295,454. The cash provided by investing activities in the prior period was essentially in connection with the purchase of the Cortlandt Medical Center (“CMC”) for $7,014,362 partially offset by principal repayments of marketable securities of $2,269,762.

Net cash provided by financing activities was $7,749,885 and $5,003,763 during the nine months ended September 30, 2009 and 2008, respectively.  The net cash provided by financing activities in the current period was primarily in connection with obtaining a mortgage of $8,000,000 for the purchase of the FMC. The net cash provided during the prior period was essentially the result of obtaining a mortgage of $5,250,000 for the purchase of the CMC.

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

Financings: On March 31, 2009, the Company, through its wholly owned subsidiary Virginia Healthcare Center, LLC, acquired the Fairfax Medical Center in Fairfax, Virginia (the “Property”) from Fairfax Medical Center, LLC (the “Seller”). The Property consists of two office buildings which are situated on 3.5 acres with approximately 58,000 square feet of rentable space and an occupancy rate of approximately 84% when acquired. The purchase price was $12,891,000 or approximately $222 per square foot. There is no material relationship between the Company and the Seller. Of the $12,891,000 purchase price for the Property, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000 from Virginia Commerce Bank. In addition, $131,966 of costs associated with the acquisition was capitalized.

On June 2, 2008, the Company acquired the Cortlandt Medical Center (“CMC”) in Cortlandt Manor, New York.  CMC consists of five buildings which are situated on 5.0 acres with approximately 30,000 square feet of rentable space and an occupancy rate of approximately 97% when acquired.  The purchase price was $7,000,000 or approximately $234.81 per square foot.  There is no material relationship between the Company and the seller.  Of the $7,000,000 purchase price for CMC, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000 from M&T Bank.  In addition, approximately $14,362 of costs associated with the acquisition was capitalized.

LIMITED PARTNERSHIP INVESTMENT

The Company owns a 9.99% limited partnership interest in Callery Judge Grove, L. P. (the “Grove”) which owns a 3,700+ acre citrus grove in Palm Beach County, Florida.  The Company is accounting for the investment under the equity method. As of September 30, 2009, the carrying value of the Company’s investment was $0. The Grove had reported to its limited partners that in October 2009 it received an independent appraisal report of the citrus grove property which reflects the recent approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at September 30, 2009, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $17,134,000 without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

In February 2009, the Grove made an offering to its partners to invest additional funds in the partnership. The offering, or capital call, had a minimum and maximum aggregate offering amount of $4 million and $6 million, respectively, and was due to expire on March, 16, 2009. In March 2009, after careful deliberation, the Company informed the Grove that it would not participate in the offering. Subsequently, the Company was informed that the offering period remained open until July 15, 2009.  The Company’s non-participation in the offering diluted its ownership interest to 9.99% from 10.93%.

Seq. Page 16

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

Item 4T. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

The trial in the Court of Claims commenced on August 13, 2009 and concluded on August 18, 2009.  The Court set November 23, 2009 as the deadline for the parties to submit post-trial memoranda of law.

Seq. Page 17

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

Items 2 through 5 are not applicable to the three months ended September 30, 2009.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Filed as part of this report.

Seq. Page 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: November 6, 2009	/s/ Stephen V. Maroney
By Stephen V. Maroney
President, Chief Executive Officer and Treasurer

Date: November 6, 2009	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer

Seq. Page 19

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Filed as part of this report.

Seq. Page 20