Form 10-K
period 2009-12-31
GYRODYNE CO OF AMERICA INC
filed 2010-03-31
CIK 44689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2009 was $24,722,003. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 26, 2010, 1,290,039 shares of the Registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Introduction:

When we use the terms “Gyrodyne”, the “Company”, “we”, “us” and “our”, we mean Gyrodyne Company of America, Inc. and all entities owned by us including non–consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

All references to 2009 and 2008 refer to our fiscal years ended or the dates, as the context requires, December 31, 2009 and December 31, 2008, respectively.

Cautionary Statements Concerning Forward –Looking Statements

The statements made in this Form 10-K that are not historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to maintain and or develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Item 1. Business

Description of the Company's Business:

Gyrodyne Company of America, Inc. is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company operates primarily in one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties.  Substantially all of the Company’s properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion of or all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  However, certain leases provide that the Company is responsible for certain operating expenses.

As of December 31, 2009, the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising 127,062 rentable square feet.  In addition, the Company has approximately 62.4 acres of undeveloped property in St. James, New York and an approximate 10% limited partnership interest in a limited partnership which owns an undeveloped Florida property, “the Grove”.

The Company believes it has qualified, and expects to continue to qualify as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code.  The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT;  provided the Company conducts these activities  through an entity  that elects to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company has one taxable REIT subsidiary which will be subject to federal and state income tax on the income from these activities.

The Company currently has a total of 12 employees, of which 9 are full time, involved in support of the real estate operation and development plans.  Competition among industrial and medical office rental properties on Long Island, Cortlandt Manor, New York and Fairfax Virginia is intense.  Furthermore, the Company also competes in the development of industrial and residential property where the competition is equally intense. There are numerous commercial property owners that compete with the Company in attracting tenants, many of which are substantially larger than the Company.  See Item 2, "Properties" for a discussion regarding dependence on major tenants.

History/Business Development:

Gyrodyne Company of America, Inc. (the “Company”) was organized in 1946 as a corporation under the laws of the State of New York.  The Company's headquarters are located at 1 Flowerfield, Suite 24, St. James, New York 11780.  The Company’s main phone number is (631) 584-5400.  The Company maintains a website at www.gyrodyne.com.

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy.  Following a sharp reduction in the Company’s helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation.  The Company has since concentrated its efforts on the development of its real estate  in St. James, New York.  The converted buildings in Flowerfield consist of 127,062 rentable square feet housing 51 tenants in space suitable for office, engineering, manufacturing, and warehouse use.  The property, which is known as Flowerfield, consists of approximately 68 acres  Approximately 10 acres are utilized for the rental property and the balance of 58 remains undeveloped.   The property is the subject of development plans (see below), part of which involves rezoning approximately 62.4 acres to “planned residential”.  The annual rental revenue is approximately $1,647,000, based on the tenant base and related rental rates in effect as of December 2009.

In 1965, the Company acquired a 20% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership, which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, for a purchase price of $1.1 million. As a result of  four subsequent capital  calls in which the Company  chose not to participate, the Company’s limited partnership interest is now 9.99%. The investment has yielded distributions to Gyrodyne of approximately $5.5 million in the aggregate. The property is the subject of a plan for mixed use development and recently received approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space.

On November 2, 2005, the State University of New York at Stony Brook (the “University”) filed an acquisition map with the Suffolk County Clerk’s office and vested title in approximately 245.5 acres of the Flowerfield Property pursuant to the New York Eminent Domain Procedure Law (the “EDPL”).  On March 27, 2006, the Company received payment from the State of New York in the amount of $26,315,000, which the Company had elected under the EDPL to accept as an advance payment for the property (the “Advance Payment”) and subsequently filed a Notice of Claim for additional compensation.  Under the EDPL, both the Advance Payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking through the date of payment. During the year ended December 31, 2006, the Company received $589,008 of interest on the Advance Payment. The Company is currently seeking just compensation under the EDPL in a lawsuit against the State of New York (see below), and also plans on pursuing the loss of interest in such lawsuit. See also Note 18 in the footnotes to the consolidated financial statements.

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

The Company initially invested the Advance Payment in short term U.S. Government securities and interest bearing deposits which were valued at $26,184,383 and $238,593, respectively, as of April 30, 2006. Subsequently, the Company invested in hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government which are qualified REIT investments.  During 2009, the remaining investments in hybrid mortgage backed securities were sold, with the balance of the proceeds applied toward the acquisition of the Fairfax Medical Center – see below.

In accordance with Section 1033 of the Internal Revenue Code, if the Company replaces the condemned property with like kind property within three years (or such extended period if requested and approved by the Internal Revenue Service at its discretion) after April 30, 2006, recognition of the gain for federal and state tax purposes from the disposition of 245.5 acres is deferred until the newly acquired property is disposed of.  In June of 2007, June 2008 and March 2009 the Company acquired the Port Jefferson Professional Park, the Cortlandt Medical Center, and the Fairfax Medical Center, respectively. These purchases totaled approximately $28,805,000 and represent the completion of the tax-efficient reinvestment of the condemnation proceeds.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for a purchase price of $8,850,000. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 39,329 square feet of rentable space. The purchase price per square foot was $225 and the aggregate annual rent flow, based on the tenant base and monthly rate as of December 2009, is approximately $918,000. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 30,263 square feet of rentable space. The purchase price was $7 million or $231 per square foot. The aggregate annual rent flow from the property is currently $967,000, based on the tenant base and monthly rate as of December 2009. Of the $7 million purchase price, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000.

On March 31, 2009, the Company acquired the Fairfax, Medical Center in Fairfax, Virginia.  The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space.  The purchase price was $12,891,000 or $224 per square foot. The aggregate annual rent flow from the property is approximately $1,213,000, based on the tenant base and rate in effect as of December 2009. Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

 The Company has filed an application to develop a gated, age restricted community on the remaining Flowerfield property that would include 39 single-family homes, 60 townhouses and 210 condominiums. The mix and total number of residential units could change upon approval of local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. The Company has engaged the firm of Platt Byard Dovell White Architects, a residential and commercial property designer, for this project. Leading the project will be Sam White, FAIA, a partner at the firm known for blending historic context into new architecture.

The application requires that the zoning of approximately 62.4 acres be changed from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".

On February 12, 2007, the Company entered into an agreement with Landmark National to terminate two agreements, the Golf Operating Agreement and the Asset Management Agreement, both dated April 9, 2002. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark’s agreement not to pursue the foregoing claims and for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. In addition, the Company will also pay Landmark an additional $1,000,000 over a thirty-six month period, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation.  As of March 2010, the liability to Landmark has been paid in full.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

Global Credit and Financial Crisis

The continued concerns about the impact of a widespread and long term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential depression in our common stock price.  The continued progression of our condemnation lawsuit has also added volatility to our common stock price.  As a result, our business continues to be impacted including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) difficulty in consummating property acquisitions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

Business Strategy

We have focused our business strategy during the current financial crisis to strike a balance between preserving capital and improving the market value of our portfolio to meet our goal of executing on a liquidity event or series of liquidity events.   Included within this strategy, are the following objectives:

•	actively managing our portfolio to improve our net operating income, and operating cash flow from these assets while simultaneously increasing the market values of the underlying operating properties;

•	actively pursuing the re-zoning effort of the Flowerfield property to maximize its value;

•	employing cost-saving strategies to reduce our general and administrative expenses; and

•	diligently managing the condemnation lawsuit.

We believe these objectives will strengthen our business and enhance the value of our underlying real estate portfolio.

Real Estate

Gyrodyne owns a 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. The Company currently has 127,062 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2009, there were 51 tenants, comprising 58 leases and five additional long term tenants under month to month commitments.  The annual base rent based on the rates in effect as of December 2009 is  $1,647,000 which included month to month annualized base rent of $51,000 on approximately 3,800 square feet.  The occupancy rate is 83% as of December 31, 2009.  The Flowerfield property is located in Smithtown Township. Environmental studies have been updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it does not incur material costs in connection with compliance with environmental laws. During the years ended December 31, 2009 and December 31, 2008, the Company had no material expenses related to environmental issues.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 39,329 square feet of rentable space. As of December 31, 2009, there were 21 tenants, comprising 20 leases, and one long term tenant under a month to month agreement, together renting space with an annual base rent of approximately $918,000, based on the tenant base and rates in effect on December 2009. The occupancy rate was 92% as of December 31, 2009.  The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 30,263 square feet of rentable space. The purchase price was $7 million or $231 per square foot. As of December 31, 2009, there were 13 tenants, comprising 14 leases, renting space with an annual base rent of approximately $967,000, based on the tenant base and rates in effect as of December 2009. The property was 100% occupied as of December 31, 2009.  Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000.

On August 29, 2008 the Company acquired a 1,600 square foot house located on 1.43 acres at 1987 Crompond Road, Cortlandt Manor New York.  The purchase price was $305,000.  The Company was able to take advantage of a distressed sale by the seller as the property is located directly across the street from the Hudson Valley Hospital and adjoins the Cortlandt Medical Center.  The property is zoned for medical office and is potentially a future development site for the Cortlandt Medical Center which is 100% occupied.

On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax, Virginia.  The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space.  The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2009, there were 27 tenants, comprising 27 leases, renting space with an annual base rent of $1,213,000, based on the rates in effect as of December 2009. The occupancy rate, as of December 31, 2009 was 81%. which included one signed 2009 tenant who took possession on January 1, 2010.  Of the $12,891,000 million purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

Limited Partnership Investment in Callery-Judge  Grove, L.P. (the “Grove”)

The Company’s initial participation in the Grove through its wholly owned taxable Reit subsidiary, Flowerfield Properties, Inc., represented a 20% limited partnership interest in the Grove. Based on four subsequent capital  calls, most recently in 2009, in each of which the Company  chose not to participate, the Company’s share is now approximately 9.99%.

The Grove has reported to its limited partners that in November 2009 it received an independent appraisal report of the citrus grove property which reflects the approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at December 31, 2009 and 2008, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $17,134,000 and $21,700,000 respectively, without adjustment for minority interest, lack of marketability discount, or the property related secured debt facility.  The Grove completed a capital call which closed with an effective date of June 30, 2009 in which it raised $4,481,183 from certain existing partners and four new partners.  Gyrodyne chose not to participate in the capital call which resulted in Gyrodyne’s interest being diluted by 8.62%, or reduced to 9.99% from approximately 10.93%. The success of the capital call might reflect a belief by inside and/or active owners and the new outside investors that there remains upside potential in the Grove.  The Grove reported to its partners that it believes the investors participating in the capital call received a 70% discount to the fair value of the property.

The original limited partnership investment of $1.1 million, which was made in 1965, has since yielded distributions to Gyrodyne of approximately $5.5 million in the aggregate. Due to recurring losses of the Grove, the investment is carried on the books of the Company at $0 as a result of recording the Company’s pro-rata share of losses under the equity method of accounting.  In fiscal 2000, when the Company’s share of losses equaled the carrying value of the investment, the equity method of accounting was suspended, and no additional losses have been charged to operations.   The Company does record the tax expense and deferred tax liability related to the company’s limited partnership interest in the tax losses of the Grove.  The 2010 tax expense and year ended 2010 deferred tax liability related to the Grove is $10,939 and $1,206,000 respectively.

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

Competition

All of the rental properties owned by the Company are located in St. James, Port Jefferson Station, and Cortlandt Manor, New York and Fairfax, Virginia.   The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company.  Principal factors of competition in the Company’s rental property business are:  the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market.  Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Insurance

The Company carries comprehensive liability, property and umbrella insurance coverage which includes fire and business interruption insurance and covers all of its properties. The Company annually reviews its policies with regards to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all of its properties are adequately insured.

Major Customers

The three largest tenants as of December 31, 2009 consist of Stony Brook University and another tenant in the industrial park and one medical tenant in our medical parks.
For the year ended December 31, 2009, rental income from the three largest tenants represented 6%, 4% and 3% of total rental income.
For the year ended December 31, 2008, rental income from the three largest tenants represented 6%, 5% and 4% of total rental income.

Fiscal year 2009 Transaction Summary:
The following summarizes our significant transactions and other activity during the year ended December 31, 2009.

Acquisitions and related debt – On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax, Virginia.  The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space.  The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2009, there were 27 tenants, comprising 28 leases, renting space with an annual base rent of approximately $1,213,000, based on rates in effect as of December 2009.  Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

Leasing Activity
New Leases and Renewals:
Medical Parks – We entered into seven new leases and lease expansions in our medical parks encompassing approximately 9,000 square feet and approximately $276,000 in annual rent.  We also renewed 16 medical park leases comprising approximately 32,000 square feet and $836,000 in annual revenues.

Industrial Park – We entered into leases with eight new tenants in the Flowerfield industrial park encompassing approximately 24,000 square feet and $393,000 in annual revenue.  Additionally, we entered into twenty six renewals in the industrial park during 2009 comprising 28,644 square feet and annual revenues of $390,000.

Lease Terminations/Defaults - We aggressively negotiate renewals to ensure we maximize the revenue stream and market value of our properties.  There were four lease terminations in our medical parks comprising 7,549 square feet and $200,687 in annual revenues.   Additionally, our industrial park experienced 10 lease terminations comprising 9,686 square feet and $123,704 of annual revenue. Three of the four lease terminations in our medical parks were the result of tenants pursuing retirement or a direct ownership in a building where they became an owner occupied tenant.  While lease terminations are often unavoidable in an extended economic recession, the Company believes its asset management services have resulted in minimal terminations in our medical and industrial parks.

The above stated leasing activity reflects the Company’s successful net increase in both occupancy rate and annual revenues.  The improved results are the product of the Company’s strategy of investing in medical office properties and repositioning the overall asset portfolio through a combination of  high quality asset management services and further investment in the underlying assets.

Condemnation lawsuit – During 2009, the Company invested significant time and resources on expert witnesses, our legal team, and other consultants for the condemnation trial in the Court of Claims of the State of New York, resulting in condemnation-related expenses of $1,307,184.  The trial commenced on August 13, 2009 and concluded on August 18, 2009.  The Company submitted its post trial memorandum of law prior to the court-imposed deadline of November 23, 2009.

Investments – The Company sold investments in mortgage-backed securities resulting in proceeds of $8,163,813, reflecting a gain of $159,805.

Subsequent Events:
Leasing Activity
During the first two months of 2010, the Company signed three new leases at its medical parks comprising 4,334 square feet and approximately $101,000 in annual revenues.  Additionally, the Company signed one new lease at its industrial park comprising 1,024 square feet and $13,800 in annual revenues.

During the first two months of 2010, the Company had one lease termination at its medical parks comprising 815 square feet and approximate annual revenues of $21,000.  The Company’s only lease termination at its industrial park was due to the Company’s  exercise of its eviction rights and has simultaneously signed a new lease to allow a neighboring tenant to immediately expand into the eviction related space, thereby avoiding any vacancy period.

Additionally, the Company signed its first lease with a cellular communication company comprising 49 square feet of rooftop space and approximately $18,600 in annual revenue.  The lease is for space previously excluded from our rentable square footage and has no material impact on the maintenance or aesthetics of the building.

2010 Acquisitions:

In January, 2010, the Company entered into a non-binding agreement to acquire a 1.6 acre 2 ½ story house for $720,000.  The property borders its current property holding in Cortlandt Manor residing between the Cortlandt Medical Center and the Hudson Valley Hospital Center.  The converted house has approximately 2,500 rentable square feet, is fully tenanted and is zoned for medical office.  The agreement is subject to an inspection period during which the Company may, at its own expense, arrange for legal, environmental and/or engineering analysis.  The Company may terminate its agreement in the event that the seller fails to cure any title or survey objections pursuant to the terms of the agreement.   The acquisition is expected to close in the second quarter of 2010.  This acquisition will result in the Company owning the only remaining viable land for additional medical space development directly across the street from the Hudson Valley Hospital Center.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has 127,062 square feet of rental space and has 51 tenants. The Company also owns a professional office park which consists of ten buildings located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has 39,329 square feet of rental space and 21 tenants. In addition, the Company owns a medical office park which consists of five buildings located in Cortlandt Manor, New York. The property currently has 30,263 square feet of rental space and 13 tenants.  On March 31, 2009, the Company expanded outside New York State with the acquisition of the Fairfax Medical Center, an attached two building medical park  in Fairfax Virginia.  The property consists of 57,621 square feet and has 27 tenants.

The land at all locations is carried on the Company's balance sheet at cost in the amount of $5,637,483 while the buildings and improvements are carried at a depreciated cost of $27,062,824. The Company has a secured revolving line of credit in the amount of $1,750,000. The outstanding balance was zero as of December 31, 2009 and 2008. Collateral for the credit line consists of Building #7 and the surrounding 6 ½ acres located at Flowerfield in St. James which represents 52% of the revenues from the Flowerfield property as of December 31, 2009.

The average age of the Flowerfield buildings is approximately 50 years while the Port Jefferson Station buildings have an average age of 36 years, the Cortlandt Manor buildings have an average age of 20 years and the average age of the Fairfax Virginia buildings is approximately 37 years.  All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered above average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 66 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts  tenants ranging in size from Stony Brook University and Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling.  In the ten buildings located in Port Jefferson Station, the rental unit sizes range from 384 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center in Cortlandt Manor, the rental size units range from 1,123 to 4,358 square feet and are conducive to medical offices consisting primarily of medical professionals.  In the two buildings located in Fairfax Medial Center in Fairfax County, Virginia, the rental size units range from 489 to 5,934 square feet and are conducive to medical offices consisting primarily of medical professionals.

The Company currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2009 for each of the Company’s properties:
				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,062	83%	$1,647,000	$15.52	51	1
Port Jefferson Professional Park	39,329	92%	$918,000	25.39	21	3
Cortlandt Medical Center	30,263	100%	$967,000	31.94	13	4
Fairfax Medical Center	57,621	81%	$1,213,000	26.11	27	1
All Locations	254,275	86%	$4,745,000	21.67	112	0

The following table sets forth the Company’s scheduled lease expirations as of December 31, 2009:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2010	52	81,275	$1,554,872	33.28%
2011	31	49,005	1,179,546	25.24%
2012	13	19,635	408,906	8.75%
2013	4	10,503	283,522	6.07%
2014	13	27,449	660,239	14.13%
Thereafter	7	26,480	585,411	12.53%

The Company’s properties are located in the hamlet of St. James, Port Jefferson Station and Cortlandt Manor, New York and Fairfax, Virginia. The Company has filed an application for the zoning of approximately 62.4 acres in St. James to be changed from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential.

Item 3. Legal Proceedings

Gyrodyne Company of America, Inc. v. The State University of New York at Stony Brook

On May 1, 2006 the Company commenced litigation in the Court of Claims of the State of New York seeking just compensation for the 245.5 acres in St. James and Stony Brook, New York (the “Property”) that were appropriated by the State on November 2, 2005 under the power of eminent domain.  On November 10, 2008, Gyrodyne and the State of New York filed with the Court of Claims their respective appraisals regarding the value of the Property.  Gyrodyne’s appraiser valued the Property at $125,000,000 as of the November 2005 appropriation date based in part upon a separate zoning analysis report that Gyrodyne filed with the Court which concluded that there was a high probability the Property would have been rezoned from light industrial use to a Planned Development District.  The State’s appraiser valued the Property using the current light industrial zoning at a fair market value of $22,450,000.

As the State's appraisal is $3,865,000 less than the $26,315,000 Advance Payment already made to Gyrodyne, if the Court of Claims were to adopt the State’s appraisal, the State could recoup the $3,865,000 difference between the Advance Payment and the State’s appraisal, plus interest already paid on that portion of the Advance Payment.

The Company believes the State’s appraisal is fundamentally flawed in that it misapplied the eminent domain law’s requirement that just compensation be determined based upon the highest and best use and the probability that such use could have been achieved.

The trial in the Court of Claims commenced on August 13, 2009 and concluded on August 18, 2009.  The Company submitted the post – trial memorandum of law prior to the November 23, 2009 Court imposed deadline.

Faith Enterprises v. Gyrodyne, Supreme Court, Suffolk County, Index # 3511/2007.

This case, reported on in prior periodic reports, was settled with no consideration being paid by the Company to the plaintiffs. The settlement stipulation that discontinued the matter was signed by all parties and was filed with the Suffolk Supreme Court on July 16, 2009.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management believes the aggregate loss, if any, will not be material.

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

The Company's Common Stock, $1 par value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company’s stock is publicly traded. Set forth below are the high and low sales prices for the Company’s stock for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2008	Low	High
March 31, 2008	$38.00	$49.99
June 30, 2008	$33.50	$42.00
September 30, 2008	$28.59	$40.00
December 31, 2008	$22.76	$39.00

Quarter Ended Fiscal 2009	Low	High
March 31, 2009	$21.00	$26.25
June 30, 2009	$23.14	$42.01
September 30, 2009	$34.30	$44.98
December 31, 2009	$36.87	$44.34

(b)	Approximate number of equity security holders, including shares held in street name by brokers.

Number of Holders of Record
Title of Class	as of February 22, 2010
Common Stock, $1.00 Par Value	602

(c)	There were no cash dividends declared on the Company’s Common Stock during the year ended December 31, 2009 and 2008.

(d)	Equity Compensation Plan Information.

As of December 31, 2009, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Gyrodyne Company of America, Inc., a New York corporation. We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are generally located in markets with well established reputations, including Suffolk and Westchester counties in New York and Fairfax, Virginia.

As of December 31, 2009, our portfolio consisted of four developed properties, consisting of  21 buildings with an aggregate of 254,275 rentable square feet. We also own undeveloped land parcels adjacent to existing properties for which plans are currently being formulated.

Factors Which May Influence Future Operations

Our operating focus is on acquiring, developing, owning, leasing and managing medical, commercial and industrial space. As of December 31, 2009, our operating portfolio was 86% leased to 112 tenants with one  occupancy scheduled for January 2010 upon completion of certain tenant improvements. As of December 31, 2008, our operating portfolio was 90% leased to 86 tenants. The year over year decrease in the gross portfolio occupancy percentage is a reflection of an increase in the rentable square footage in our portfolio, which increased by approximately 57,000 rentable square feet in the year ended December 31, 2009 mainly as a result of the acquisition of the Fairfax Medical Center in Fairfax, Virginia.  Total leased square footage during 2008 increased by 39,817 square feet.  The Company’s strategy of repositioning its assets involves purchasing medical space where the Company believes it could increase the occupancy rate of the targeted acquisition. As a result, a material acquisition where the acquiring asset’s occupancy rate is below the Company average will result in temporarily decreasing the overall occupancy rate.  The Virginia acquisition has a lower occupancy rate than the occupancy rate of  the Company’s other medical parks.  Current traffic at the Virginia facility combined with three new leases signed in the first two months of 2010, indicates an upward trend in the occupancy rate will materially increase in  2010.  Furthermore, the rental rates in Virginia are greater than the historical Company average rate,, therefore the increase in occupancy will have a proportionately greater- impact in rental income on the overall portfolio.

Our leasing strategy for 2010 includes negotiating longer term leases, and focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2009. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2010	52	81,275	$1,554,872	33.28%
2011	31	49,005	1,179,546	25.24%
2012	13	19,635	408,906	8.75%
2013	4	10,503	283,522	6.07%
2014	13	27,449	660,239	14.13%
Thereafter	7	26,480	585,411	12.53%

The success of our leasing and acquisition strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and trends in the United States and in our target markets of New York, northern Virginia and the eastern portion of the United States. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates or at all.

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

Buildings and improvements	5-39 years
Machinery & equipment	3 to 20 years

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

Revenue recognition - Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Tenant reimbursements to the Company for expenses where the Company negotiates, manages, contracts and pays the expense on behalf of the tenant are recognized as revenue when they become estimable and collectible. Ancillary and other property related income is recognized in the period earned.

Allowance for doubtful accounts - Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

A ssets and Liabilities Measured at Fair-Value – On January 1, 2008, we adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

On January 1, 2008, we adopted ASC Topic 825, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

ASC Topic 820 emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, ASC Topic 820 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

During 2008 and 2009, we had investments in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by U.S. government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage-backed securities originated by U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealer's trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

Newly Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

RESULTS OF OPERATIONS

The following is a comparison, for the years ended December 31, 2009 and 2008, of the operating results of Gyrodyne Company of America, Inc.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The Company is reporting net income of $1,522,890 for the fiscal year ended December 31, 2009 compared to a net income of $1,542,249 for the twelve months ended December 31, 2008. Basic and Diluted per share income amounted to $1.18 for 2009 compared to per share income of $1.20 for the prior year. Both periods included the recognition of tax benefits totaling $4,130,000 and $2,496,000 for 2009 and 2008, respectively, and are more fully described in a latter section of this report.  The Company does not have any REIT taxable income for 2009 and 2008.  As a result, there is no available distributable income; accordingly the Company has not declared a dividend.

Rental Revenues. - Rental revenues are comprised solely of rental income and amounted to $4,287,227, representing a $1,320,008 or a 44% improvement over the 2008 total of $2,967,219. These improved earnings reflect a full year of operating the Cortlandt Medical Center which was acquired in June of 2008, nine months of operating the Fairfax Medical Center which was acquired in March 2009, and improved results at the Flowerfield facility. The increases (decreases) over 2008 results per property amounted to $(34,695), $418,355, $858,667 and $77,681 for Port Jefferson, Cortlandt, Fairfax and Flowerfield, respectively.

On a pro forma basis, the comparison of rental revenues for the years ended December 31, 2009 and 2008 as if all the properties operated for twelve months are estimated as follows:

Facility Rental Revenue	December 31, 2009	December 31, 2008
Port Jefferson Professional Park	$886,356	$921,051
Cortlandt Medical Center	948,226	901,890
Fairfax Medical Center	1,152,709	1,237,156
Flowerfield Industrial Park	1,593,978	1,516,298
Total	$4,581,269	$4,576,395

Tenant Reimbursements.- Tenant reimbursements represent expenses negotiated, managed, and incurred directly by the Company on behalf of or for the benefit of the tenants.   Tenant reimbursements were $547,189 and $418,300 for 2009 and 2008, respectively, an increase of $128,889 or 31%.  The increase of $29,144 in tenant reimbursement was attributable to the acquisition of the Fairfax Medical Center in March 2009 and  $51,377 of the increase was attributable to  owning the Cortlandt Medical Center for the full year.  The remaining difference was due to higher billable expenses in 2009 and a more aggressive approach to  managing tenant reimbursements.

Facility Tenant Reimbursements	December 31, 2009	December 31, 2008
Port Jefferson Professional Park	$151,709	$150,869
Cortlandt Medical Center	133,574	122,471
Fairfax Medical Center	37,241	34,056
Flowerfield Industrial Park	232,762	195,503
Total	$555,286	$502,899

Total Expenses.- Expenses amounted to $6,765,669 for 2009 and reflect an increase  of $2,336,304  or a 53% increase over the 2008 amount of $4,429,365. Most of the increase in total expenses was the result of the 2009 acquisition of the Fairfax Medical Center, the first full year of ownership of the Cortlandt Medical Center, and a significant increase in the Company’s condemnation litigation expenses.

Rental Operations Expense. - Rental expenses for the years ended December 31, 2009 and 2008 were $1,943,246 and $1,519,027, representing a year-over-year increase of $424,219 or 28%.  The increases (decreases) over the 2008 expenses per property amounted to $(18,963), $182,891 $340,822, and $(80,531) for Port Jefferson, Cortlandt Manor, Fairfax and Flowerfield, respectively.  The increase in rental expenses is mainly attributable to owning the Cortlandt Medical Center for a full year compared to seven months in 2008 and the acquisition of the Fairfax Medical Center in March 2009. The decrease in rental expenses in Flowerfield was mainly due to a reduction in energy costs in 2009 compared to 2008 due to lower 2009 oil and gas prices, a colder winter in 2008 and the benefit from some energy efficient capital improvements made during 2008.  Similarly, reflecting the addition of the newly acquired facilities, depreciation expense increased by 92% or $331,051, amounting to $690,676 in 2009 compared to $359,625 during the prior year.

On a pro forma basis, the comparison of rental expenses for the years ended December 31, 2009 and 2008 as if all the properties operated for twelve months are as follows:

Facility Rental Expense	December 31, 2009	December 31, 2008
Port Jefferson Professional Park	$357,136	$376,098
Cortlandt Medical Center	391,041	376,791
Fairfax Medical Center	451,236	476,847
Flowerfield Industrial Park	854,247	934,778
Total	$2,053,660	$2,069,854

General and Administrative Expense. -  General and Administrative expenses  for the years ended December 31, 2009 and 2008 were $2,824,563 and $2,030,244, representing a year-over-year increase of $794,319 or 39%.  Significant contributing factors between the two reporting periods included 2009 compensation expense of $746,941, an increase of $168,541 over 2008; pension expense of $286,185 an increase of $274,068 over 2008.  The pension expense increase was mainly attributable to an increase in the actuarial computation for the annual cost to support “vested” benefit increases for employees who are vested as of January 1, 2009.  Other non-compensation factors contributing to the increase were legal and consulting fees of $343,839 an increase of $190,556 over 2008; and an increase in corporate development expenses of $98,170 to $109,189, which included approximately $58,000 of asset acquisition expenses related to the Fairfax Medical Center acquisition, and an increase in the allowance for Bad Debt of $60,000 to $84,000.   During the first quarter of 2010, we negotiated a new agreement for legal support services that is expected to return the Company legal fees to 2008 levels.  The increase in the allowance for bad debt was mainly attributable to three tenants which represent approximately 7% of the rentable square feet at the Flowerfield industrial park.  The Company evicted one of the three tenants, representing less than 1% of rentable square feet, and has successfully retenanted the space without a vacancy period.  The remaining tenants are actively being managed by the Company.  The Company re-engineered the billing, credit and receivable management process to address the higher risk of defaults associated with a prolonged economic recession.  The re-engineering process included the implementation of advanced billing changes, new collection management procedures including correspondence logs, scheduled tenant workout meetings and other pro-active credit management programs.  Furthermore, the Company has enhanced its review on the credit of prospective tenants to ensure that rent and related tenant improvements are not subject to excessive tenant default risk.   The remaining changes in general and administrative expense were a net reduction of $2,984.  The Company anticipates that the increase in legal and consulting fees and corporate development expenses were related to events that are unlikely to repeat themselves in 2010.

Condemnation expense. – Condemnation expenses for the years ended December 31, 2009 and 2008 were $1,307,184 and $520,469, an increase of $786,715 or 151%.  The expenses were incurred to support the trial heard in the Court of Claims in August 2009 and we do not forecast material condemnation expenses in 2010.

Interest Income.-  Interest income is mainly attributable to the Company’s investment in mortgage backed securities issued by U.S. Government Agencies. Interest income for 2009 and 2008 was $107,324 and $538,934 respectively, a decrease of $431,610.  The decrease is directly attributable to the sale of securities and the redirection of those funds into real estate investments and the normal reductions associated with the payment stream of funds in a mortgage portfolio.  As a result of redirecting funds into real estate investments, the Company no longer has investments in mortgage backed securities.

Interest Expense.-  Interest expense in 2009 and 2008 was $942,986 and $465,963, an increase of $477,023 or 102.4%.  The increase is attributable to the mortgage for a full year on the Cortlandt Medical Center and a new mortgage associated with the March  2009 acquisition of the Fairfax Medical Center.

On a pro forma basis, the comparison of interest expense for the years ended December 31, 2009 and 2008 as if all the properties operated for twelve months are as follows:

Facility Interest Expense	December 31, 2009	December 31, 2008
Fairfax Medical Center	$465,963	$472,695
Cortlandt Medical Center	280,266	253,593
Port Jefferson Medical Center	308,984	314,128
Total	$1,055,213	$1,040,416

As a result of the changes in rental revenue, total expenses and other income (expense), the Company is reporting a loss before benefit for income taxes of $2,607,110 for 2009 as compared to a loss of $953,751 for 2008.

Income Taxes. During 2009, the Company has recorded a benefit for income taxes totaling $4,130,000. Of that total, a benefit of $4,141,000 is directly attributable to the acquisition of the Fairfax Medical Center under Section 1033 of the Internal Revenue Code. Additionally, the Company has booked a deferred tax expense of $11,000 attributable to its limited partnership investment in the Callery-Judge Grove. In 2008, the Company recorded a benefit for taxes totaling $2,496,000 which was comprised of a $2,800,000 benefit associated with the acquisition of the Cortlandt Medical Center under Section 1033 of the Internal Revenue Code, and a deferred tax expense of $304,000 attributable to its limited partnership investment in the Callery-Judge Grove.  The Company no longer has any deferred tax liabilities related to the condemnation payment received and therefore does not expect a  deferred tax benefit for 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below:

	2009	2008
Net cash used in operating activities	$(1,705,447)	$(843,073)
Net cash used in investing activities	$(6,269,146)	$(6,310,030)
Net cash provided by financing activities	$7,637,486	$4,903,855
Ending cash and cash equivalents balance	$868,786	$1,205,893

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Net cash used in operating activities was $1,705,447 and $843,073 during the years ended December 31, 2009 and 2008, respectively. The cash used in operating activities in  2009 was primarily related to an increase in prepaid expenses and other assets of $164,291 and realized gains on marketable securities of $159,805 resulting from the liquidation of our investments in hybrid mortgage-backed securities, offset by decreased payments to vendors of $615,717.  The cash used in operating activities in the prior year was primarily related to land development costs of $431,666 and increased payments to vendors of $237,610.

Net cash used in investing activities amounted to $6,269,146 and $6,310,030 for the years ended December 31, 2009 and 2008, respectively.  The cash used in 2009 was primarily due  to the acquisition of the Fairfax Medical Center offset by the liquidation of marketable securities in preparation for such acquisition.  In 2008, the net cash used was primarily attributable to the acquisition of the Cortlandt Medical Center.  Furthermore, additional costs for tenant improvements and rental property common area improvements in 2009 and 2008 of $1,886,943 and $1,208,545, respectively, were incurred to maintain  and/or improve occupancy rates and related property values in a distressed local and national market.  Additionally, we incurred land development costs of $153,871 and $431,666 in 2009 and 2008, respectively, most of which was in pursuit of our plan for a gated, age-restricted community on the remaining Flowerfield property.

Net cash provided by financing activities amounted to $7,637,486 and $4,903,855 for the years ended December 31, 2009 and 2008, respectively.  The primary source for the cash provided by financing activities in 2009 and 2008 was the 2009 financing  of the Fairfax Medical Center acquisition, and the 2008 financing of the Cortlandt Medical Center acquisition.  The Company does not have any interest only mortgages and as a result, during 2009 and 2008, the Company repaid $396,220 and $192,137, respectively, of principal on its total mortgage obligations.

At December 31, 2009, the Company had cash and cash equivalents of $868,786 and an additional $203,000 in an interest bearing time deposit maturing in early 2010 to meet its current obligations and has sufficient resources to continue to investigate possible acquisitions.  In the second  quarter of 2010 we expect to close on a property which borders our existing medical facility in Cortlandt Manor, New York.  It is anticipated that the purchase price of this property will be approximately $720,000.  The Company anticipates approximately 50% of the purchase price will be paid for in the form of mortgage financing,  The credit markets and both the commercial and residential real estate markets remain under significant stress, and as a result there can be no guarantees on the  Company’s access to credit.

For the year ending December 31, 2010, the Company has anticipated capital expenditures of approximately $650,000 excluding the  acquisition of properties. These capital expenditures are for tenant improvements related to long term lease renewals, general upgrades, necessary repairs that qualify as capital expenditures and costs related to the land held for development

The Company anticipates being able to fund its operations for the year ending December 31, 2010 from the generation of cash from operations and if necessary the borrowing under its line of credit.  The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (3.25% at December 31, 2009) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2011. As of December 31, 2009, and 2008, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “ credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cash flows.  During 2009 and early 2010, the commercial real estate market continued to show significant signs of stress which is directly affecting the credit markets.  Many economists are forecasting a 10 to 15% further decline in commercial real estate values.  Such forecasts are adversely affecting the credit markets for commercial real estate causing some lenders to reduce or stop issuing credit or to move toward either equity financing or a combination debt and equity.

Effective with an election dated May 1, 2006, the Company operates as a real estate investment trust (a “REIT”) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period ending April 30, 2016.  To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. As of December 31, 2009, the Company had cash and cash equivalents of $868,786 and a CD for approximately $203,000 maturing in March 2010, thereby having total funds available in 2010 of $1,071,786.  The Company  anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, opportunities to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code, and other factors the Board of Directors may deem relevant.  The Company does not have any REIT taxable income for the year ended December 31, 2009 and 2008.  Based on not having any REIT taxable income for 2009 and 2008, the Board of Directors does not anticipate declaring a dividend during 2010.

INCOME TAXES

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (a “REIT”) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As a result of the election, the Company converted to a December 31 fiscal year end. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT requirements for the year ended December 31, 2009 and was not subject to any federal and state income taxes. The Company intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company’s investment in the Callery-Judge Grove, L.P., a limited partnership (the “Grove”) is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2009 and December 31, 2008.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the “Grove” which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents a 9.99% interest in the Grove.  The Company is accounting for the investment under the equity method. As of December 31, 2009, the carrying value of the Company’s investment was $0. The Grove has reported to its limited partners that in October 2009 it received an independent appraisal report of the citrus grove property which reflects the approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at December 31, 2009 and 2008, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $17,134,000 and $21,700,000 respectively, without adjustment for minority interest and lack of marketability discount, or the Grove’s property-related secured debt facility. The Company cannot predict what, if any, value it will ultimately realize from this investment.

In February 2009, the Grove made an offering to its partners to invest additional funds in the partnership. The offering, or capital call, had a minimum and maximum aggregate offering amount of $4 million and $6 million, respectively, and was due to expire on March, 16, 2009. In March 2009, after careful deliberation, the Company informed the Grove that it would not participate in the offering. Subsequently, the Company was informed that the offering closed with an effective date of June 30, 2009.  The Company’s non-participation in the offering diluted its ownership interest to 9.99% from 10.93%.

DEVELOPMENT OF FLOWERFIELD PROPERTY

The Company was a party to two contractual agreements dated April 9, 2002 with Landmark National ("Landmark") pursuant to which Landmark was to design, develop and manage an 18 hole championship golf course community with 336 home sites on the Company’s Flowerfield property located in Stony Brook / Saint James, New York, a substantial portion of which has since been condemned by the State University of New York (the "University"). Those agreements were attached as exhibits to the Company’s April 30, 2002 10-KSB filing.  The Company had paid Landmark a total of $550,000 prior to the termination of the contracts which also entitled Landmark to an incentive fee of 10% of pre-tax net income from the development project. Following the University's condemnation of the Flowerfield property, the Company was advised by Landmark that it believed it was entitled to 10% of all condemnation proceeds pursuant to the 10% incentive fee provision referred to above.

On February 12, 2007, the Company entered into an agreement with Landmark to terminate the two agreements. In addition to Landmark agreeing not to pursue any claim under those agreements for 10% of all proceeds related to the condemnation and any future sale and/or development of the remaining Flowerfield acreage, Landmark agreed to provide consulting services in connection with the eminent domain litigation. In consideration for Landmark’s agreement not to pursue the foregoing claims and for services previously provided, the Company paid Landmark $2,000,000, $500,000 of which was accrued by the Company during its year ended April 30, 2006. Landmark was also entitled to receive an additional $1,000,000 over a thirty-six month period, commencing on March 1, 2007, in recognition of services rendered between 2004 and 2006, and for general consulting, review of pertinent documents, consultations regarding land planning and economic feasibility studies and coordination with project engineers associated with the Company’s claim for additional compensation.

In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums.  The residential mix and total number of residential units could change upon approval by local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.  The application requires a change of zone of approximately 62.4 acres be changed from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".  The costs associated with the ownership and development of the property as of December 31, 2009 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes and were approximately $1,370,000. The Company cannot predict the outcome of the application.

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

Consolidated Financial Statements include:
(1) Report of Independent Registered Public Accounting Firm
(2) Consolidated Balance Sheets as of December 31, 2009 and 2008
(3) Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
(4) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009 and 2008
(5) Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
(6) Notes to Consolidated Financial Statements
(7) Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2009 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2009.

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

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

The Company’s 2009 annual shareholders meeting for the Year Ended December 31, 2008 was held on December 11, 2009 (the “2009 Annual Meeting”). The votes on each matter submitted to shareholders were as follows:

To elect three directors to serve for a term of three years or until their successors shall be elected and shall qualify:

	For	Withheld
Paul L. Lamb	1,076,247	26,892
Richard B. Smith	1,076,247	26,892
Nader G.M. Salour	1,076,247	26,892

The directors whose terms of office as a director continued after the 2009 Annual Meeting are as follows:  Stephen V. Maroney, Philip F. Palmedo, Ronald J. Macklin, Elliot H. Levine and Naveen Bhatia.

On the proposal to ratify the engagement of Holtz Rubenstein Reminick, LLP as independent certified public accountants and auditors for the 2009 fiscal year: votes for 1,072,877; against 9,780; abstain 20,482.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)
The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2010 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Corporation are elected by the Board of Directors to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a	Current Board
		Director	Term Expires
Stephen V. Maroney	67	1996	2010
President, CEO, and Director of the Company

Peter Pitsiokos	50	---	---
COO, Secretary and Chief Compliance Officer of the Company

Gary J. Fitlin	44	---	---
CFO and Treasurer of the Company

Paul L. Lamb	64	1997	2012
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Philip F. Palmedo	75	1996	2010
Managing Director and Chairman of Kepler Asset Management and
Manager of IRG Carbon LLC
Director of the Company

Elliot H. Levine	56	2004	2011
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith	55	2002	2012
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

Ronald J. Macklin	47	2003	2010
Deputy General Counsel, National Grid
Director of the Company

Nader G.M. Salour	51	2006	2012
Principal, Cypress Realty of Florida, LLC
Director of the Company

Naveen Bhatia	30	2008	2011
Principal, Keffi Group, Ltd.
Director of the Company

(b)           Business Experience

Stephen V. Maroney, age 67, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank’s Chief Financial Officer. Mr. Maroney was appointed to the position of President and  CEO by the Gyrodyne Board of Directors on March 14, 1999. He also was the Company’s Chief Financial Officer and Treasurer from March 1999 through October 2009.  His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.  The Board concluded that Mr. Maroney should serve as a director because of his years of experience in senior management positions and leadership roles in the Long Island and metropolitan New York business community.

Peter Pitsiokos, age 50, joined the Company in July 1992 as its Assistant Secretary and General Counsel and has been the Company’s Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a Law degree from Villanova University and a BA degree from Stony Brook University.

Gary J. Fitlin, age 44, joined the Company in October 2009 as its Chief Financial Officer and Treasurer.  Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, where he was responsible for mergers and acquisitions.  Prior to that he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration.  He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co.. and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 64, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.  The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Philip F. Palmedo, age 75, was appointed to the Board of Directors in July 1996. Mr. Palmedo is currently Managing Director and Chairman of Kepler Asset Management as well as Chairman of International Resources Group and former President of the Long Island Research Institute. He was a founder of all three companies. Mr. Palmedo has shepherded numerous fledgling businesses into the financial and technological markets and completed several financing agreements. He has M.S. and Ph.D. degrees from M.I.T.  The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Elliot H. Levine, age 56, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978.  Mr. Levine’s work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 14 years as senior member of Levine & Seltzer.  The Board concluded that Mr. Levine should serve as a director of the Company because of his 32 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Richard B. Smith, age 55, was appointed to the Board of Directors in November 2002. Mr. Smith is currently a Vice President in the Commercial Banking Division of the First National Bank of Long Island. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank until February, 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, NY.  The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

Ronald J. Macklin, age 47, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Deputy General Counsel for National Grid and formerly KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School.  The Board concluded that Mr. Macklin should serve as a director of the Company, because of his legal expertise which includes his legal experience in corporate transactions, real estate matters, litigation (including condemnation), compliance and business ethics.

Nader G.M. Salour, age 51, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He has served as President of Abacoa Development Company, from June 1996 to June 2006, as a Director of Abacoa Partnership for Community from December 1997 to present, and as a Director of the Economic Council of Palm Beach County from 2004 to present.  The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Naveen Bhatia, age 30, was elected to the Board of Directors in December 2008. Mr. Bhatia is  Principal of Keffi Group, Ltd., a private investment firm.  He was Co-Founder and Partner of Eagle Lake Capital, LLC, an investment management firm from August 2003 to April 2009. He was formerly an investment banking analyst for Rothschild Inc., an investment bank, from July 2001 to August 2003. Mr. Bhatia has served as a Director of CCLM Holdings, Inc. since March 2009.  The Board concluded that Mr. Bhatia should serve as a director of the Company because he brings valuable financial expertise as co-founder of an investment firm with specific experience in analyzing and/or investing in real estate and with companies engaged in real estate investing.

(c)           Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent (“10% Holder”) of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2009 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2009 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2009 or prior fiscal years.

(d)           Audit Committee Financial Expert

The Board of Directors has a separately-designated Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and NASDAQ rules. The Board of Directors has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a partner in the accounting firm of Levine & Seltzer, LLP. In addition, Mr. Levine has 10.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

(e)           Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees, including the Company’s Chief Executive Officer and Chief Financial Officer. It is available on the Company’s website at www.gyrodyne.com  and any person may obtain without charge a paper copy by writing to the Secretary at the address set forth on page 1. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of our Code of Ethics by posting such information on our website within four business days of such amendment or waiver.

Item 11. Executive Compensation.

(a)           Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2009 and 2008.

2009 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen V. Maroney	2009	224,230	40,000 (A)	0	0	0	0	8,023 (E)	272,253
President and CEO	2008	220,000	10,000 (B)	0	0	0	0	0	230,000

Peter Pitsiokos	2009	180,270	45,000 (A)	0	0	0	0	4,081 (E)	229,351
COO and Secretary	2008	169,548	35,000 (B)	0	0	0	0	38,242 (E)	242,790

Gary J. Fitlin	2009	28,562						14,500 (C)	43,062
CFO and Treasurer	2008	0 (D)							0

(A) Consists of  performance bonus issued to  Mr. Maroney and Mr. Pitsiokos for $10,000 and $15,000, respectively, in June 2009 as well as performance bonuses to each of Mr. Maroney and Mr. Pitsiokos for $30,000 in December 2009, $10,000 of which will be deferred and paid to each of Mr. Maroney and Mr. Pitsiokos upon the earlier of a change in control or February 2011.

(B) Consists of a performance bonus issued to Mr. Maroney on December 31, 2008 for $10,000 as well as performance bonuses to Mr. Pitsiokos on June 6, 2008 and December 31, 2008 for $20,000 and $15,000, respectively.

(C) Consists of deferred cash compensation that vests in October 2010 and is payable at the earlier of termination, resignation, or October 2012.

(D) Joined the Company in October 2009.

(E) Consists of vacation time paid in cash during the fiscal year.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

Employment Agreements

The Company is a party to separate employment agreements with each of  Mr. Maroney (the Company’s President and CEO) and Mr. Pitsiokos (the Company’s COO and Secretary).  Each employment agreement provides for an annual base salary and discretionary annual incentive cash bonuses and/or stock option awards (stock option awards are no longer available).  Each agreement provides for a severance benefit over a prescribed term in the event an executive’s employment is terminated without cause, if his duties are materially changed, if he terminates the agreement for “Good Reason” (as defined below) or if his employment is terminated in connection with a “Change-In-Control,” (as defined below).  Each agreement also provides that no severance benefit is due in the event of an executive’s voluntary termination or a termination of employment for “Cause.”  Cause includes fraud, dishonesty, embezzlement, willful failure of the executive to follow directions of the Board, or any willful misconduct, criminal conviction, unexcused absence or similar conduct or activities.  The agreements provide that upon termination of employment by the Company without Cause or by the executive for Good Reason or following a Change-In-Control, Mr. Maroney or Mr. Pitsiokos, as the case may be, has the right to receive a cash severance payment and certain other benefits until the third anniversary following termination.    Each employment agreement may be terminated in the event of death or disability.  On June 12, 2009, the Company and the two officers mutually agreed to terminate the automatic extension provisions of the agreements which had originally provided for an evergreen three year term.  As a result, the term of the Employment Agreements ends on June 12, 2012.

Each of Mr. Maroney and Mr. Pitsiokos may terminate his agreement at any time upon one years’ prior written notice, or upon thirty days prior notice if for “Good Reason,” subject to the Company’s right to remedy the condition entitling the executive to terminate employment for Good Reason.  Good Reason is defined to include a material change in the executive’s duties, relocation of the corporate headquarters outside 25 miles of its current location, or breach by the Company of any material term of the agreement and, in each case, the executive must separate from service within a limited period of time, not to exceed sixty days following the occurrence of the reason for the Good Reason termination.  The executive officer may also terminate employment upon 30 days written notice within ninety days following a “Change-In-Control.”  Change-In-Control means the occurrence of any one of the following events:  a change in the composition of the Board of Directors of the Company from its composition on the date the agreement was executed such that more than one-third of the directors have changed; the sale or transfer of shares of the Company such that there is a change in the beneficial ownership by more than 30% of the voting shares of the Company; the sale of a substantial portion of the Company’s assets; the Board of Directors’ approval of a liquidation or dissolution of the Company; or a change in ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company as defined under Section 409A of the Internal Revenue Code.  In the event of a termination without Cause, for Good Reason, or upon a Change-In-Control, the executive would be entitled to severance benefits as described below under the heading, “Severance and Change in Control Benefits.”  As of December 31, 2008, each of the employment agreements was amended for the sole purpose of revising the terms of each employment agreement to the extent necessary to avoid the potential adverse tax consequences under Section 409A of the Internal Revenue Code associated with these severance payments and/or to delay certain payments as required under such section.

The compensation arrangements between the Company and Gary Fitlin, our Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009 (collectively, the “Agreements”).  Pursuant to the Agreements, Mr. Fitlin earns base salary of $158,000 per year plus deferred bonus equal to $75,000 for each full year (or portion thereof) of service during the three-year period ending October 21, 2012.  The deferred bonus payments will vest on October 21 of each of 2010, 2011 and 2012, respectively.  If a change-in-control of Gyrodyne occurs prior to any vesting dates, Mr. Fitlin will receive the amount of any vested deferred bonuses, plus a “pro rata” portion of the bonus for the current period for each month of services rendered.  The deferred bonus will only be paid upon the earlier of a change-in-control of Gyrodyne or October 21, 2012, regardless of when vesting occurs.  Under the Agreements, a change-in-control is deemed to occur upon the first to occur of any event described as either a change in ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined under Section 409A of the Internal Revenue Code.

(b)           Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2009, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

(c)           Severance and Change-in-Control Benefits

As indicated above under the heading “Employment Agreements,”  Mr. Maroney and Mr. Pitsiokos are each covered by an employment agreement which specifically provides for a severance payment in the event of a change-in-control, termination by the Company without cause, or by the executive for  “good reason”. On June 12, 2009, the Company and the two officers mutually agreed to terminate the automatic extension provisions of the Employment Agreements which had originally provided for an evergreen three year term.  As a result, the term of the Employment Agreements ends on June 12. 2012.

Under the Employment Agreement, as amended to comply with Section 409A, upon any of the events enumerated therein, the executive is entitled to receive an amount equal to three times the executive’s base salary to be paid in a single lump sum cash payment to the extent such amount does not exceed the lesser of the executive’s salary for the two year period prior to termination or two times the Internal Revenue Code Section 401(a)(17) limitation.  To the extent the amount payable exceeds such limitation, the excess over the limitation is to be paid on the 15th day of the 7th month following the separation of service, with interest equal to prime plus 2%.   In addition to the cash severance payment, each executive will be entitled to receive certain other benefits.

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

(d)           Incentive Compensation Plan

The Company believes that providing severance in a change-in-control situation is beneficial to shareholders because it encourages management and the Board to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact the continued employment or board position of an executive officer or director, and to promote long term value maximization.  Toward that end, the Company established an incentive compensation plan in 1999, and the Board approved amendments to the plan on February 2, 2010 which are set forth in an Amended and Restated Incentive Compensation Plan dated as of February 2, 2010 (as amended, the “Incentive Plan”), a copy of which was included as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2010.  The Board approved the amendments to the Incentive Plan to better align the interests of the participants with those of the Company’s shareholders as the Company pursues its strategic plan to position itself over a reasonable period of time for one or more liquidity events that will maximize shareholder value.  Full-time employees and members of the Board are eligible to participate, and rights of all participants vested  immediately on February 2, 2010.

The benefits are realized upon either a change-in-control of the Company, or upon the issuance by the Company of an “excess dividend” following certain asset sales.  An excess dividend is defined as a  dividend  in excess of 15% of the Company assets and the dividend is in excess of Company earnings.    Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events.  In the event of a change-in-control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan’s "establishment date" price of $15.39 per share and the per share price of the Common Stock on the closing date, equivalent to 100,000 shares of Common Stock, such number of shares subject to adjustments to reflect changes in capitalization.  For any individual who becomes a participant with an effective date after December 31, 2009, the average trading price of the Company’s stock for the 10 trading days ending on the trading day prior to the date of participation will replace the price of $15.39 for the purpose of calculating the benefit.  The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from 0.5% to 18.5%).  Messrs. Maroney and Pitsiokos are currently entitled to 18.5% and 13.5%, respectively, of any distribution under the Incentive Plan with the balance being distributable to other eligible employees (11.5%) and members of the Board of Directors (56.5%).  There are currently 110,000 units granted under the Incentive Plan, equal to 110,000 shares of Common Stock.

In the event of death of a participant, the beneficiary of the participant in the Incentive Plan is entitled to a death benefit.

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

(e)           Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan.  The Pension Plan is believed to provide a reasonable benefit for the executives and all other employees.  The underfunded status of the Company’s pension plan is included in pension liability and prepaid pension costs in the accompanying consolidated balance sheets and is $279,655 and $715,365 at December 31, 2009 and 2008, respectively. The Company contributed $200,000 during 2009,  with $100,000 applied to the minimum funding requirement for the year ending December 31, 2008. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.

(f)           Compensation of Directors

During 2009 and 2008, each Director was entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended and was reimbursed for travel and Company business related expenses. In addition, the Chairman of the Board is entitled to receive a Chairman’s fee of $24,000 a year which commenced in September 2004. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

Effective January 1, 2010, the Board approved a change in the structure of director’s compensation to a flat annual fee payable monthly.  Beginning January 1, 2010, each director is entitled to an annual director fee of  $30,000 per year which includes attendance at board meetings and committee meetings.  As before, the Chairman of the Board is also entitled to receive a Chairman’s fee of $24,000 per year.  Directors will continue to be reimbursed for travel and other expenses related to Company business.

DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2009:

	Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A	Paul L. Lamb	47,500	0	0	0	0	0	47,500

B	Naveen Bhatia	30,500	0	0	0	0	0	30,500

C	Philip F. Palmedo	25,500	0	0	0	0	0	25,500

D	Elliot H. Levine	29,000	0	0	0	0	0	29,000

E	Richard B. Smith	25,000	0	0	0	0	0	25,000

F	Ronald J. Macklin	33,000	0	0	0	0	0	33,000

G	Nader G.M. Salour	26,500	0	0	0	0	0	26,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           As of December 31, 2009, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(b)           The following table sets forth certain information as of March 26, 2010 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of the Company’s present executive officers and directors as a group.

	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (9)

Common Stock $1 Par Value	More Than 5% Shareholders

	Bulldog Investors/Goldstein/Dakos 60 Heritage Drive Pleasantville, NY 10570	225,246(2)	17.46

	River Road Asset Management, LLC 462 South Fourth Street, Suite 1600 Louisville, KY 40202	100,091(3)	7.76

	Gerard Scollan 80 Browns River Road Sayville, NY 11782	99,249(4)	7.69

	Leap Tide Capital Management, Inc. Jan Loeb 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	94,666(5)	7.34

	Directors and Executive Officers

	Stephen V. Maroney	81,087(6)	6.29

	Peter Pitsiokos	2,291(7)	*

	Paul L. Lamb	24,364(8)	1.89

	Naveen Bhatia	12,179	*

	Philip F. Palmedo	12,749	*

	Richard B. Smith	1,000	*

	Ronald J. Macklin	300	*

	Elliot H. Levine	100	*

	Nader G.M. Salour	943	*

	Gary J. Fitlin	0	*

	All executive officers and Directors as a group (10 persons)	135,013	10.47

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(2)  On November 7, 2008, Bulldog Investors, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13D/A with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 225,246 shares of Gyrodyne stock. Power to dispose and vote securities reside either with Mr. Goldstein, Mr. Dakos or with clients.

(3)  On February 16, 2010, River Road Asset Management, LLC filed a Schedule 13G/A with the Securities and Exchange Commission stating that it is the beneficial owner, with sole power to dispose or to direct the disposition of 100,091 shares of Gyrodyne stock and the sole power to vote or direct the vote of 71,711 shares.

(4)  Includes 96,994 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder. Mr. Scollan has sole voting and dispositive power with respect to 2,255 shares, and shared voting and dispositive power with respect to 96,994 shares.

(5)  On February 12, 2010, Leap Tide Capital Management, Inc. and Jan Loeb filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person beneficially owns 94,666 shares of Common Stock with the sole power to vote or direct the vote and to dispose or direct the disposition of all shares.

(6)  On March 29, 2007, Stephen V. Maroney filed a Schedule 13D with the Securities and Exchange Commission stating that he and his spouse jointly and beneficially own and have shared power to vote and to dispose of 81,087 shares of Gyrodyne stock. Mr. Maroney has pledged 20,000 shares of Common Stock as security.

(7)   Does not include his wife's and children's ownership of 359 shares in which he denies any beneficial interest. Mr. Pitsiokos has pledged 2,291 shares of Common Stock as security.

(8)  Includes 14,747 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 8,500 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan.  Additionally, Mr. Lamb personally owns and has sole voting power on 1,117 shares of Common Stock.

(9)  The percent of class is calculated on the basis of the number of shares outstanding, which is 1,290,039 as of March 26, 2010.

*     Less than 1%.

Item 13. Certain Relationships and Related Transactions and Director Independence.

There were no transactions in effect since January 1, 2008 or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404 (a) of Regulation S-K) had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent auditors, for professional services rendered for the years ended December 31, 2009 and December 31, 2008:

Fee Category	Fiscal December 31, 2009	Fiscal December 31, 2008

Audit Fees (1)	$90,000	$90,000
Audit-Related Fees (2)	28,989	19,535
Tax Fees (3)	22,541	24,786
All Other Fees (4)	-	-

Total Fees	$141,530	$134,321

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008, respectively.

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

10.5	Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC and Gyrodyne Company of America, Inc. (4)

10.6	Agreement dated February 12, 2007 between Gyrodyne Company of America, Inc. and DPMG, Inc. d/b/a Landmark National. (4)

10.7	First Amendment to Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC, and Gyrodyne Company of America, Inc., dated as of February 1, 2007. (4)

10.8	Agreement between the Company, the Bulldog Investors and Mr. Naveen Bhatia, dated as of October 27, 2008. (8)

10.9	Amendment to the Company 1999 Incentive Compensation Plan, dated December 27, 2008. (7)

10.10	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.11	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

10.12	Purchase and Sale Agreement dated as of January 2, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.13	First Amendment to Purchase and Sale Agreement dated February 10, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.14	Second Amendment to Purchase and Sale Agreement dated March 19, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.15	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (11)

10.16	Compensation of Directors. (12)

21.1	List of all subsidiaries. (12)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (12)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (12)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on October 28, 2008.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 15, 2009.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(12)	Filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

/S/ Stephen V. Maroney
By Stephen V. Maroney, President and Chief Executive Officer
Date: March 30, 2010

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 30, 2010

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 30, 2010

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 30, 2010

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 30, 2010

/S/ Stephen V. Maroney
By Stephen V. Maroney, Director
Date: March 30, 2010

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 30, 2010

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

10.5	Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC and Gyrodyne Company of America, Inc. (4)

10.6	Agreement dated February 12, 2007 between Gyrodyne Company of America, Inc. and DPMG, Inc. d/b/a Landmark National. (4)

10.7	First Amendment to Contract of Sale dated October 12, 2006 by and between Frank M. Pellicane Realty, LLC, Pelican Realty, LLC, and Gyrodyne Company of America, Inc., dated as of February 1, 2007. (4)

10.8	Agreement between the Company, the Bulldog Investors and Mr. Naveen Bhatia, dated as of October 27, 2008. (8)

10.9	Amendment to the Company 1999 Incentive Compensation Plan, dated December 27, 2008. (7)

10.10	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.11	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

10.12	Purchase and Sale Agreement dated as of January 2, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.13	First Amendment to Purchase and Sale Agreement dated February 10, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.14	Second Amendment to Purchase and Sale Agreement dated March 19, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.15	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (11)

10.16	Compensation of Directors. (12)

21.1	List of all subsidiaries. (12)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (12)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (12)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on October 28, 2008.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 15, 2009.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(12)	Filed as part of this report.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED
FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Contents
Years Ended December 31, 2009 and 2008	Pages

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
F-1 F-2 F-3 F-4 F-5 F-6 - F-24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gyrodyne Company of America, Inc. and Subsidiaries
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 30, 2010

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2009	2008

Assets

Real Estate:
Rental property:
Land	$5,079,017	$2,929,017
Building and improvements	30,612,143	17,887,414
Machinery and equipment	277,072	254,352
	35,968,232	21,070,783
Less Accumulated Depreciation	3,701,200	3,010,709
	32,267,032	18,060,074
Land held for development:
Land	558,466	558,466
Land development costs	1,366,963	1,213,092
	1,925,429	1,771,558
Total Real Estate, net	34,192,461	19,831,632

Cash and Cash Equivalents	868,786	1,205,893
Investments	203,000	-
Investment in Marketable Securities	-	8,413,279
Rent Receivable, net of allowance for doubtful
accounts of $92,000 and $35,000, respectively	83,918	118,076
Deferred Rent Receivable	59,922	-
Interest Receivable	-	49,678
Prepaid Expenses and Other Assets	696,918	571,129
Total Assets	$36,105,005	$30,189,687

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$995,665	$379,948
Accrued liabilities	298,120	118,227
Deferred rent liability	53,348	-
Tenant security deposits payable	474,210	393,360
Mortgages payable	18,164,266	10,560,486
Deferred income taxes	1,206,000	5,336,000
Pension liability	279,655	715,365
Total Liabilities	21,471,264	17,503,386

Commitments and Contingencies

Stockholders' Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,247
shares issued; 1,290,039 shares outstanding, respectively	1,531,247	1,531,247
Additional paid-in capital	7,978,234	7,978,234
Accumulated other comprehensive loss	(1,306,681)	(1,731,231)
Balance of undistributed income from other than gain or loss on sales of properties	7,968,638	6,445,748
	16,171,438	14,223,998

Less Cost of Shares of Common Stock Held in Treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders' Equity	14,633,741	12,686,301
Total Liabilities and Stockholders' Equity	$36,105,005	$30,189,687

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations	Years Ended December 31,
	2009	2008

Revenues
Rental income	$4,287,227	$2,967,219
Rental income - tenant reimbursements	547,189	418,300
Total Rental income	4,834,416	3,385,519

Expenses
Rental expenses	1,943,246	1,519,027
General and administrative expenses	2,824,563	2,030,244
Condemnation expenses	1,307,184	520,469
Depreciation	690,676	359,625
Total	6,765,669	4,429,365

Other Income (Expense):
Interest income	107,324	538,934
Realized gain	159,805	17,124
Interest expense	(942,986)	(465,963)

Loss Before Benefit for Income Taxes	(2,607,110)	(953,751)
Benefit for Income Taxes	(4,130,000)	(2,496,000)
Net Income	$1,522,890	$1,542,249

Net Income Per Common Share:
Basic and Diluted	$1.18	$1.20

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,290,039	1,290,039

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2009 and 2008

	$1 Par Value			Accumulated	Balance of
	Common Stock		Additional	Other	Undistributable	Treasury Stock		Total
		Par	Paid in	Comprehensive	Income			Stockholders'
	Shares	Value	Capital	Income (Loss)	(Deficit)	Shares	Cost	Equity
Balance, January 1, 2008	1,531,247	$1,531,247	$7,978,234	$148,415	$4,903,499	241,208	$(1,537,697)	$13,023,698
Unrealized Loss from Marketable Securities	-	-	-	(51,070)	-	-	-	(51,070)
Unrecognized Actuarial Pension Loss	-	-	-	(1,828,576)	-	-	-	(1,828,576)
Net Income	-	-	-	$-	1,542,249	-	-	1,542,249
Balance, December 31, 2008	1,531,247	1,531,247	7,978,234	(1,731,231)	6,445,748	241,208	(1,537,697)	12,686,301
Unrealized Loss from Marketable Securities	-	-	-	(97,345)	-	-	-	(97,345)
Unrecognized Actuarial Pension Gain	-	-	-	521,895	-	-	-	521,895
Net Income	-	-	-	-	1,522,890	-	-	1,522,890
Balance, December 31, 2009	1,531,247	$1,531,247	$7,978,234	$(1,306,681)	$7,968,638	241,208	$(1,537,697)	$14,633,741

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows	Years Ended December 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$1,522,890	$1,542,249
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	707,747	381,239
Bad debt expense	84,000	24,000
Net periodic pension benefit (income) cost	286,185	12,117
Realized gain on marketable securities	(159,805)	(17,124)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(49,842)	(47,383)
Deferred rent receivable	(59,922)	-
Interest receivable	49,678	15,034
Prepaid expenses and other assets	(164,291)	(81,832)
(Decrease) increase in liabilities:
Accounts payable	615,717	(237,610)
Accrued liabilities	179,893	(55,780)
Deferred rent liability	53,348	-
Deferred income taxes	(4,130,000)	(2,496,000)
Pension liability	(721,895)	-
Tenant security deposits	80,850	118,017
Total adjustments	(3,228,337)	(2,385,322)
Net Cash Used in Operating Activities	(1,705,447)	(843,073)

Cash Flows from Investing Activities:
Purchase of medical office buildings	(13,022,966)	(7,038,863)
Costs associated with property, plant and equipment	(1,886,943)	(1,208,545)
Proceeds from sale of marketable securities	8,163,813	-
Land development costs	(153,871)	(431,666)
Investment in interest bearing time deposits	(203,000)	-
Principal repayments on investment in marketable securities	833,821	2,369,044
Net Cash Used in Investing Activities	(6,269,146)	(6,310,030)

Cash Flows from Financing Activities:
Proceeds from mortgage	8,000,000	5,250,000
Principal payments on mortgage	(396,220)	(192,137)
Loan origination fees paid	33,706	(154,008)
Net Cash Provided by Financing Activities	7,637,486	4,903,855

Net Decrease in Cash and Cash Equivalents	(337,107)	(2,249,248)
Cash and Cash Equivalents, beginning of year	1,205,893	3,455,141
Cash and Cash Equivalents, end of year	$868,786	$1,205,893

Supplemental cash flow information:
Interest paid	$916,321	$465,963
Income taxes paid	$3,466	$117

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

1	The Company

Gyrodyne Company of America, Inc.  (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company operates in one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties.  Substantially all of the Company’s properties are subject to net leases in which the tenant reimburses Gyrodyne for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  However, certain leases provide that the Company is responsible for certain operating costs.

As of December 31, 2009, the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 62.5 acres of undeveloped property in St James, New York and a 9.99% limited partnership interest in an undeveloped Florida property (“the Grove”).

The Company believes it has qualified, and expects to continue to qualify as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code.  The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT; however these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company has one taxable REIT subsidiary which will be subject to federal and state income tax on the income from these activities.

2.	Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Statndards Board (“FASB”) issued ASC 105-10 (formerly Statement No. 168 (“FAS168”)), “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS162”). ASC 105-10 replaces FAS 162 “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification” (Codification) as a source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The codification does not change current GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC 105-10, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this pronouncement for the quarter ended September 30, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

All consolidated subsidiaries are wholly owned. All significant inter-company balances and transactions have been eliminated.

Rental real estate - Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment, are stated at cost, and reported net of accumulated depreciation and amortization. Tenant improvements, which are included in buildings and improvements, are also stated at cost.  Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.  Tenant improvements that are unlikely to survive a change in tenants are amortized over the lesser of the estimated useful life of the asset or the lease term including any bargain renewals

Real estate held for development - Real estate held for development is stated at the lower of cost or net realizable value. In addition to land, land development and construction costs, real estate held for development includes legal, engineering and other related soft development costs,  interest, real estate taxes, and related development and construction overhead costs which are capitalized during the development and construction period.

Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

Long-lived assets - On an annual basis, or earlier when events and circumstances dictate, management assesses whether there are any indicators that the carrying value of the real estate properties may be impaired. A property's carrying value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows include factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment occurs, the loss is measured as the excess of the carrying amount of the property over the estimated fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the carrying value of its real estate properties and other investments.  Estimates’ are subjective and actual results could differ materially from such estimates. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income.

Depreciation and amortization - Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements                                                                               5 to 39 years
Machinery and equipment                                                                                   3 to 20 years

Tenant improvements that are unlikely to have a life beyond the tenant life are amortized over the lesser of the useful life of the asset or the tenant lease term including bargain renewals.

Revenue recognition – Base rents from rental properties are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet.  Certain leases also provide for tenant reimbursements of common area maintenance, other operating expenses and real estate taxes all of which are reported in tenant reimbursements on the statement of operations.  Ancillary and other property related income is recognized in the period earned.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Allowance for doubtful accounts – Rent receivable is carried at Net Realizable Value.  Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivable’s and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Investments - The Company has a 9.99% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method in accordance with the guidance of FASB Accounting Standards Codification (“ASC”) Topic 970-323, Investments Debt and Equity Securities (formerly Emerging Issue Task Force ("EITF") Topic D-46 "Accounting for Limited Partnership Investments" and the guidance in paragraph 8 of AICPA Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures.").  The Company also follows Topic 970-320 which addresses investments that do not have a readily determinable fair value.  The only remaining liquid investment is in a Certificate of Deposit which matures on March 24, 2010 and has a December 31, 2009 value of $203,000.

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Investment in Marketable Securities - Marketable securities are carried at fair value and consist primarily of investments in mortgage backed securities guaranteed by U.S. Government Agencies. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of a security is temporary in nature, the Company records the change in other comprehensive income (loss), as a separate component of stockholders’ equity. If the decline is believed to be other than temporary, the security is written down to its estimated fair value and a realized loss is recorded on the Company’s statement of operations. The Company’s assessment of a decline in value includes, among other things, the Company’s current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.  As of December 31, 2009, the Company no longer has investments in mortgage-backed securities.

Deposits on Property - Deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the deposits paid by the Company are applied to the total purchase price.

Income taxes - Effective May 1, 2006, the Company operated as a real estate investment trust (REIT) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the years ended December 31, 2009 and December 31, 2008 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

The Company’s investment in the Grove is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2009 and December 31, 2008.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company follows the guidance of FASB Accounting Standards Codification (“ASC”) Topic 740 – Accounting for Uncertainty in Income Taxes (“Topic 820” (formerly FASB Interpretation No 48)).  This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Topic 740 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The adoption of Topic 740 had no impact on the Company’s consolidated financial statements.

Deferred expenses - Deferred expenses consist primarily of debt and leasing costs.  Debt costs are amortized using the straight line method which approximates the interest method over the term of the related debt instruments and deferred leasing costs are amortized over term of the related lease including bargain renewals.

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

Purchase Accounting and Acquisition of Real Estate - The fair value of the real estate acquired including the impact of assumed debt, is allocated to the acquired tangible assets comprised of land, buildings and improvements and identifiable intangible assets and liabilities comprised of above-market and below-market leases, value of leases in place, tenant relationships, assumed debt and other assumed liabilities (example is environmental, legal, etc.), based on their relative fair values at the date of acquisition of each element.  Prior to January 1, 2009, Acquisition costs were capitalized and included in the allocation of the fair value of the real estate and assumed debt acquired.  Effective January 1, 2009, acquisition costs are expensed as incurred and reported in General and Administrative expenses in the accompanying consolidated statement of operations.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Fair Value Measurements – The Company follows the guidance of FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820” (formerly “FAS 157”)) to determine the fair value of financial and non financial instruments.  Topic 820 defines fair value, establishes a hierarchy framework for measuring fair value and expands disclosures related to the fair value.  The guidance was effective beginning January 1, 2008 for financial assets and liabilities and beginning January 1, 2009 for non financial assets and liabilities.  Topic 820 establishes a hierarchy breaking down observable and unobservable inputs into three levels:  Level 1 – quotes prices in an active market on or around the measurement date, Level 2 – observable prices that are based on inputs not quoted on active markets but corroborated by market data and Level 3 – unobservable inputs utilized when no other data is available.

The Company also follows the guidance of FASB Accounting Standards Codification (“ASC”)Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“Topic 825 (formerly FAS 159))  This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement was effective for the Company on January 1, 2008 but did not have a material effect on its financial statements.

Comprehensive income - The Company reports comprehensive income in accordance with Accounting Standards Codification (“ASC”) Topic 220, SFAS No. 130, Reporting Comprehensive Income (“Topic 220” (formerly FAS 130)). This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. The Company’s comprehensive income items include net income, the unrealized change in fair value of marketable securities, interest rate swaps and unrecognized actuarial pension losses.

New accounting pronouncements

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
Years Ended December 31, 2009 and 2008

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

Related to Fair Value measurements, in August 2009, the FASB amended guidance on fair value measurements which clarifies how entities should estimate the fair value of liabilities.  The guidance provides acceptable measurement techniques in circumstances when quoted market prices in an active market for identical liabilities are not available.  The new guidance is effective for the annual and interim periods beginning after August 27, 2009.  The adoption did not have a material impact on the Company’s financial position, or results of operations.

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
Years Ended December 31, 2009 and 2008

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

Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2008 to conform to the classifications used in the current year.

3.	Investments/Investment in Marketable Securities

Investments:
The fair value of the Certificate of Deposit is equivalent to book value based on comparative rates and terms available and the maturity date of March 2010, therefore there is no unrealized gain or loss.

Investment in Marketable Securities:
The historical cost and estimated fair value of investments in marketable securities available for sale as of December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed Securities - 2008	$8,315,934	$97,345	$-	$8,413,279

There was a realized gain on the sale of marketable securities  of $159,805 and $17,124 for the years ended December 31, 2009 and 2008 respectively.

The fair value of mortgage-backed securities was estimated using quoted market prices. None of the securities with an unrealized loss at December 31, 2008 are considered to be other-than-temporarily impaired, therefore the unrealized loss was reported in the consolidated statement of stockholders’ equity under accumulated other comprehensive income. The Company’s investment was in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by agencies of the U.S. Government. At December 31, 2008, marketable securities has an average life of approximately two and a half years.   The Company no longer had an investment in mortgage backed securities as of December 31, 2009.

4.	Interest Receivable

In connection with the condemnation of the Flowerfield property (see note 20), the Company had accrued interest commencing with the date Stony Brook University took title to the property, in November 2005, until the time the Company received the advance payment, in March 2006. Pursuant to the New York State Eminent Domain Procedure Law, both the advance payment and any additional award from the Court of Claims bear interest at the current statutory rate of 9% simple interest from the date of the taking.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

As of December 31, 2007, the Company recorded a provision for loss of interest on condemnation proceeds amounting to $332,377 which represents a portion of the previously recorded interest receivable of $921,385 pertaining to the Advance Payment in connection with the 2005 condemnation of 245 acres of property and certain buildings by the State University of New York at Stony Brook. During the year ended December 31, 2006, the Company received $589,008 of interest on the Advance Payment. Although the Company had been advised by counsel representing the State that a statutory interest rate of 9% was due and payable on the Advance Payment of $26.3 million, the State of New York has now taken the position that a lesser interest rate was applicable. The Company is pursuing the loss of interest on condemnation along with its claim for additional compensation in the Court of Claims of the State of New York. See Note 20.

5.	Investment in Grove Partnership

The Company has a 9.99% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove"). As of December 31, 2009 and 2008, the carrying value of the Company's investment, under the equity method, was $0. As a result, the Company did not record any of the losses for either fiscal year.

The fiscal year end of the Grove is June 30. Summarized unaudited financial information reflecting book value  of the Grove as of June 30, 2009 and 2008 is as follows:
Years Ended June 30,	2009	2008
	(in thousands)	(in thousands)

Total Current Assets	$2,237	$3,351
Total Assets	15,033	16,216
Total Current Liabilities	17,291	15,090
Total Liabilities	38,929	37,044
Total Partners’ Capital	(23,896)	(20,828)
Total Revenues	1,038	1,391
Net Loss	(7,549)	(7,332)

6.	Accrued Liabilities Accrued liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Payroll and related taxes	$68,675	$16,270
Professional fees	177,300	66,200
Directors fees	26,500	30,000
Other	25,645	5,757

Total	$298,120	$118,227

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

7.	Mortgages Payable

In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,668,000. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. The liability associated with the Interest Rate Swap Agreement was not material at December 31, 2009 and 2008.

In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and matures on April 10, 2019. In April 2019, a balloon payment is due of approximately $6,120,000.  The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company.

The mortgages payable mature as follows:

Years Ending December31,	Amount

2010	$456,000
2011	472,000
2012	486,000
2013	504,000
2014	522,000
Thereafter	15,724,000
Total	$18,164,000

Interest expense for the years ended December 31, 2009 and 2008 approximated $943,000 and $466,000, respectively.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

8.	Income Taxes

The Company files federal and state income tax returns that includes all 100% owned non taxable REIT subsidiaries. The Company files separate state income tax returns for its taxable REIT subsidiary.

The benefit for income taxes is comprised of the following:
	Year Ended December 31,
	2009	2008

Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(3,215,000)	(1,880,000)
State	(915,000)	(616,000)
	(4,130,000)	(2,496,000)
	$(4,130,000)	$(2,496,000)

	December 31,
	2009	2008

Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$(1,206,000)	$(1,209,000)
Gain on condemnation (a)	-	(4,127,000)
Total Deferred Tax Liabilities	(1,206,000)	(5,336,000)
Net Deferred Income Taxes	$(1,206,000)	$(5,336,000)

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

(a)
In accordance with Section 1033 of the Internal Revenue Code, the Company deferred recognition of the gain on the condemnation of its real property for income tax purposes.  On June 27, 2007, June 2, 2008, and March 31, 2009 the Company acquired the Port Jefferson Professional Park, the Cortlandt Medical Center, and the Fairfax Medical Center, respectively. These purchases totaled approximately $28,805,000 and represent a reinvestment in excess of the condemnation proceeds.  As a result of replacing the condemned property with like kind property prior to the April 30, 2009 Internal Revenue Service imposed deadline, the recognition of the gain is deferred until the newly acquired properties are disposed of.  The Company had a deferred tax liability for the effect of the gain on condemnation for the portion of the proceeds not reinvested as of December 2008. As of December 31, 2008, the remaining balance of condemnation proceeds to be reinvested was approximately $10,401,000, all of which was satisfied through the investment in the Fairfax Medical Center on March 31, 2009.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008

U.S. Federal Statutory Income Rate	-	-
State Income Tax, net of federal tax benefits	-	-
Reversal of Deferred Taxes Resulting from REIT Election and Reinvestment of Condemnation Proceeds	(158.8)%	(293.6)%
Differences Related to Investment in Citrus Grove	0.4%	31.9%
	(158.4)%	(261.7)%

9.	Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Plan”)covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the Participant's termination date. Annual contributions to the Plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During the year ended December 31, 2009 the Company was required to make a minimum funding contribution of $200,000.  During 2008, the Company was not required and did not make any contributions to the Plan. The “Company” through it’s option, elected to apply $100,000 of the 2009 contribution to 2008 and for 2009 has elected to apply available credits in the pension toward its remaining funding requirement.

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over years ended December 31, 2009 and 2008 and a statement of the funded status as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Pension Benefits
Reconciliation of Benefit Obligation:
Obligation	$2,180,788	$2,225,957
Service cost	137,136	93,258
Interest cost	148,873	133,973
Actuarial (gain) loss	396,095	(132,644)
Benefit payments	(133,179)	(139,756)
Obligation	$2,729,713	$2,180,788

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Reconciliation at Fair Value of Plan Assets:
Fair value of plan assets, beginning of year	$1,465,423	$2,854,563
Actual return on plan assets	917,814	(1,249,384)
Actual Contributions	200,000	-
Benefit payments	(133,179)	(139,756)
Fair Value of Plan Assets, end of year	$2,450,058	$1,465,423

Funded Status:
(Liability) asset	$(279,655)	$(715,365)
Unrecognized (gain) loss	1,306,681	1,828,576
Net Amount Recognized	$1,027,026	$1,113,211

For the year ended December 31, 2009, the actuarial pension gain recognized in other comprehensive income was $521,895.  At December 31, 2009 and 2008, accumulated unrecognized actuarial pension losses of $1,306,681 and $1,828,576 have not yet been recognized as a component of net periodic pension benefit cost.  The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2010 total $229,833.

The accumulated benefit obligation was $2,360,400 and $1,946,610 as of December 31, 2009 and 2008, respectively.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2009 and 2008 :

	December 31,
	2009	2008

Pension Benefits
Service Cost	$137,136	$93,258
Interest Cost	148,873	133,973
Expected Return on Plan Assets	(117,215)	(222,240)
Amortization of Actuarial (Gain)/Loss	117,391	7,126
Net Periodic Benefit Cost After Curtailments and Settlements	$286,185	$12,117

	December 31,
	2009	2008
Pension Benefits
Weighted-Average Assumptions
Discount rate	6.11%	7.16%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%

The Plan’s investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan’s desire for investment return.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

The defined benefit plan had the following asset allocations as of their respective measurement dates:

	December 31,
	2009	2008
Common Stock – Gyrodyne Company of America, Inc.	92.9%	94.4%
Other Funds	7.1%	5.6%
Total	100.0%	100.0%

Securities of the Company included in plan assets are as follows:

2009

Number of Shares	54,330
Market Value	$2,275,612

Quoted Prices In An Active Market (Level 1)
Common Stock – Gyrodyne Company of America, Inc.	$2,275,612
Taxable Fixed Income Funds	72,662
Money Market Funds	101,781
Accrued Income	3
Total	$2,450,058

There were no Level 2 or 3 inputs.

Expected approximate future benefit payments are as follows:
Years Ending December 31,	Amount

2010	$166,000
2011	185,000
2012	177,000
2013	168,000
2014	159,000
2015 – 2019	731,000

10.	Incentive Compensation Plan

The Company has an incentive compensation plan for all eligible full-time employees and members of the Board in order to promote shareholder value. The Board approved amendments to the plan on February 2, 2010 which are set forth in an Amended and Restated Incentive Compensation Plan dated as of February 2, 2010 (as amended, the “Incentive Plan”).  Full-time employees and members of the Board are eligible to participate, and rights of all participants vested immediately on February 2, 2010.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Benefits are realized upon either a change in control of the Company or upon the issuance by the Company of an ”excess dividend” following certain asset sales. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan's "establishment date" price of $15.39 per share, and the per share price of the Common Stock on the closing date equivalent to 100,000 shares of Common Stock, such number of shares subject to adjustments to reflect changes in capitalization. For any individual who becomes a participant with an effective date after December 31, 2009, the trading  price of the Company’s for the 10 trading days ending on the trading day prior to the date of participation will replace the price of $15.39 for the purpose of calculating benefit.   The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%).  There are currently 110.000 units granted under the Incentive Plan equal to 110,000 shares of Common Stock.

Benefits are also realized if the Company receives proceeds from the disposition of assets during any twelve-month period in an aggregate dollar amount greater than or equal to 15% of the total gross fair market value of Company assets, and within twelve months following the last disposition the Company distributes to shareholders an amount that exceeds income from operations (an “Excess Dividend”).  In such event, the Company will pay participants an aggregate amount equal to the Excess Dividend per share multiplied by the number of units in the Incentive Plan, currently 110,000 (the “Disposition Dividend”); provided that a Disposition Dividend may not exceed the aggregate amount of payments under the Incentive Plan that would have been paid had there been a change-in-control consummated on the date of the payment of the Disposition Dividend.  This feature is intended to encourage management and the Board to consider asset dispositions followed by distributions of proceeds that are in the best interests of the Company’s shareholders but which would otherwise result in a reduction of potential benefits under the Incentive Plan.

In the event of death of a participant, the beneficiary of the participant in the Incentive Plan is entitled to a death benefit.

At December 31, 2009 and 2008, there were no accrued liabilities under the Incentive Plan.

11.	Revolving Credit Line

The Company has a line of credit borrowing facility with a bank.  The facility has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (3.25% at December 31, 2009) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2011. As of December 31, 2009, and 2008, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

12.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2009 and 2008.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

13.	Commitments

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, including bargain renewals, assuming no new or renegotiated leases are executed for such premises, are as follows:

Years Ending December 31,	Amount

2010	$4,039,000
2011	2,721,000
2012	1,845,000
2013	1,573,000
2014	1,021,000
Thereafter	1,938,000
$13,137,000

Employment agreements - Effective December 31, 2008, the Company amended the existing employment contracts with two officers to comply with Section 409A of the Internal Revenue Code. The annual salaries of both officers at December 31, 2009 aggregate to approximately $397,000.

The compensation arrangements between the Company and Gary Fitlin, our Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009 (collectively, the “Agreements”) aggregating $233,000, annually.

14.	Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair-Value – The Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

The Company follows authoritative guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, ASC Topic 820 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of December 31, 2009.

	December 31, 2009		December 31, 2008
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets
Investments	$203,000	$203,000	-	-

Cash equivalents, rents receivable, prepaid and other assets, accounts payable and other liabilities.  The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

The Company determined the fair value of its long term debt approximates book value.  The Company based its decision by looking at current rates available based on the Company’s estimate for nonperformance and liquidity risk, the Company’s loan to value ratio, the maturity of the debt and the underlying security of the debt.

Deferred rent receivables represent the excess of rents recognized over amounts actually due.  Likewise, deferred rent payable represents the excess of rents received over amounts actually recognized in revenue.    These assets and liabilities have a fair value that approximates book value as a willing buyer would likely adjust the purchase price of Gyrodyne by the balance of such assets and liabilities.

The estimated fair value of the Company's investment in the Callery Judge Grove property at December 31, 2009, based upon an independent third party appraisal report, is approximately $17,134,000 without adjustment for minority interest, lack of marketability discount, or the property related secured debt facility,  based strictly on a pro rata basis of the Company's ownership percentage. The Grove is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets under Topic 820, the Company is not presenting a fair value.

During 2008 and 2009, we had investments in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by U.S. government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage-backed securities originated by U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealer's trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy. As of December 31, 2009, the Company does not have a remaining investment in hybrid-mortgage backed securities.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

15	Acquisition of Properties

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

Land	$2,150,000
Buildings	$10,872,966
Mortgage payable	$(8,000,000)
Cash	$(5,022,966)

The Company had non-recurring acquisition fees of $57,495 which were expensed as incurred.

The following unaudited proforma financial information for the year ended December 31, 2009 and 2008 presents the effect as if the Fairfax Medical Center acquisition occurred on January 1, 2008.  The proforma information is based on historical results and is not intended to be indicative of future results.

	Year Ended December 31,
	2009	2008
Revenues	$5,136,555	$4,656,731
Loss Before Benefit for Income Taxes	$(2,596,389)	$(906,870)
Expense(Benefit) for Income Taxes	$10,939	$(6,636,939)
Net Income (Loss)	$(2,607,328)	$5,730,069

Net Income (Loss) Per Common Share:	$(2.02)	$4.44

16.	Related Party Transactions

There were no related party transactions during the year ended December 31, 2009  A law firm related to a director provided approximately $1,000 of legal services to the Company during the year ended December 31, 2008

17.	Major Customers

For the year ended December 31, 2009 rental income from the three largest tenants represented 6%, 4% and 3% of total rental income.

For the year ended December 31, 2008 rental income from the three largest tenants represented 6%, 5% and 4% of total rental income.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

18.	Supplementary Information - Quarterly Financial Data (Unaudited)

Year Ended December 31, 2009	First	Second	Third	Fourth

Rental Income	$820,241	$1,128,693	$1,150,921	$1,187,372
Tenant reimbursements	129,302	121,972	164,141	131,774
Total Revenue	949,543	1,250,665	1,315,062	1,319,146
Rental Property Expense	(426,699)	(512,022)	(538,870)	(465,655)
Income from Rental Property	522,844	738,643	776,192	853,491
Net (Loss) Income	$3,741,588	$(605,152)	$(831,296)	$(782,250)

Net (Loss) Income Per Common Share
Basic	$2.90	$(.47)	$(.64)	$(.61)
Diluted	$2.90	$(.47)	$(.64)	$(.61)

Year Ended December 31, 2008	First	Second	Third	Fourth

Rental Income	$636,609	$739,625	$791,284	$799,701
Tenant reimbursements	114,044	87,905	115,334	101,017
Total revenue	750,653	827,530	906,618	900,718
Rental Property Expense	(343,827)	(340,734)	(432,367)	(402,099)
Income from Rental Property	406,826	486,796	474,251	498,619
Net (Loss) Income	$(127,647)	$2,642,711	$(310,038)	$(662,777)

Net (Loss) Income Per Common Share
Basic	$(.10)	$2.05	$(.24)	$(.51)
Diluted	$(.10)	$2.05	$(.24)	$(.51)

19.	Interest Income

Interest income consists of the following:

	Year Ended December 31,
	2009	2008

Interest Income on Investments	$97,528	$481,168
Interest Income – Other	9,796	57,766
	$107,324	$538,934

20.	Contingencies

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
Years Ended December 31, 2009 and 2008

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

The trial in the Court of Claims commenced on August 13, 2009 and concluded on August 18, 2009.  The Court set November 23, 2009 as the deadline for the parties to submit post-trial memoranda of law, and both parties filed the documents accordingly.  The Company has not recorded any provision or liability related to this litigation at December 31, 2009 and 2008, with the exception of accounts payable related to professional fees incurred.

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

21.	Subsequent Events

Property Purchase – During January, 2010, the Company entered into a non-binding Purchase and Sale Agreement (the “Agreement”) with Mark Hittman and Elizabeth Hittman  (the “Seller”) to acquire the land and building, located at 1989 Crompond Road (the “Property”). The Property consists of approximately 2500 square feet of rentable space on 1.6 acres and has a current occupancy rate of 100%. Other than with respect to the Agreement itself, there is no material relationship between the Company and the Seller.

The purchase price for the Property is approximately $720,000, $72,000 of which was paid as a refundable deposit upon the signing of the Agreement, and the remainder is required to be paid at closing. The closing is expected to take place on or about April 15, 2010, and is subject to customary representations and conditions, excluding the condition that the Company obtain financing. The Agreement is subject to a 30-day inspection period during which the Company may, at its own expense, arrange for legal, environmental and/or engineering analyses. The Company may terminate the Agreement prior to the expiration of the inspection period in the event that the Seller fails to cure any title or survey objections pursuant to the terms of the Agreement.