Form 10-Q
period 2010-03-31
GYRODYNE CO OF AMERICA INC
filed 2010-05-17
CIK 44689

SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

On May 10, 2010, 1,290,039 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2010	2009
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,079,017	$5,079,017
Building and improvements	30,731,179	30,612,143
Machinery and equipment	280,636	277,072
	36,090,832	35,968,232
Less accumulated depreciation	3,898,050	3,701,200
	32,192,782	32,267,032
Land held for development:
Land	558,466	558,466
Land development costs	1,391,477	1,366,963
	1,949,943	1,925,429
Total real estate, net	34,142,725	34,192,461

Cash and Cash Equivalents	715,441	868,786
Investments	-	203,000
Rent Receivable, net of allowance for doubtful accounts of $97,000
and $92,000, respectively	73,729	83,918
Deferred Rent Receivable	58,359	59,922
Prepaid Expenses and Other Assets	826,986	696,918
Total Assets	$35,817,240	$36,105,005
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$821,464	$995,665
Accrued liabilities	376,716	298,120
Deferred rent liability	139,111	53,348
Tenant security deposits payable	484,851	474,210
Mortgages payable	18,049,752	18,164,266
Deferred income taxes	1,206,000	1,206,000
Pension liability	337,113	279,655
Other liabilities	194,481	-
Total Liabilities	21,609,488	21,471,264

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,247
shares issued; 1,290,039 shares outstanding, respectively	1,531,247	1,531,247
Additional paid-in capital	7,978,234	7,978,234
Accumulated other comprehensive loss	(1,501,162)	(1,306,681)
Balance of undistributed income other than gain or loss on sales of properties	7,737,130	7,968,638
	15,745,449	16,171,438
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	14,207,752	14,633,741
Total Liabilities and Stockholders’ Equity	$35,817,240	$36,105,005

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	March 31,
	2010	2009
Revenues
Rental income	$1,186,816	$820,241
Rental income – tenant reimbursements	160,503	129,302
Total	1,347,319	949,543

Expenses
Rental expenses	586,681	426,699
General and administrative expenses	534,433	628,413
Condemnation expense	-	222,909
Depreciation	196,850	113,900
Total	1,317,964	1,391,921

Other Income (Expense):
Interest income	1,211	94,893
Realized gain on marketable securities	-	123,442
Interest expense	(262,074)	(161,369)
Total	(260,863)	56,966

Loss Before Benefit for Income Taxes	(231,508)	(385,412)
Benefit for Income Taxes	-	(4,127,000)
Net (Loss) Income	$(231,508)	$3,741,588

Net (Loss) Income Per Common Share:
Basic and Diluted	$(0.18)	$2.90

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,290,039	1,290,039

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	Three Months Ended March 31,
	2010	2009

Net (loss) income	$(231,508)	$3,741,588
Other Comprehensive loss:
Changes in Unrealized loss on interest rate swap	(194,481)	-
Other Comprehensive loss	(194,481)	-
Net (loss) income	$(425,989)	$3,741,588

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(231,508)	$3,741,588
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation and amortization	203,694	120,848
Bad debt expense	6,000	6,000
Net periodic pension benefit cost	57,458	71,546
Realized gain on marketable securities	-	(123,442)
Changes in operating assets and liabilities:

(Increase) decrease in assets:
Rent receivable	4,189	(1,952)
Deferred rent receivable	1,563	-
Interest receivable	-	29,324
Prepaid expenses and other assets	(135,431)	(32,598)
(Decrease) increase in liabilities:

Accounts payable	(174,201)	156,259
Accrued liabilities	78,596	47,510
Deferred rent liability	85,763	-
Deferred income taxes	-	(4,127,000)
Pension liability	-	(100,000)
Tenant security deposits	10,641	67,262
Total adjustments	138,272	(3,886,243)
Net cash used in operating activities	(93,236)	(144,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	-	(13,022,966)
Costs associated with property, plant and equipment	(124,081)	(621,980)
Proceeds from sale of marketable securities	-	6,805,800
Land development costs	(24,514)	(54,109)
Proceeds (investment) in interest bearing time deposits	203,000	(200,000)
Principal repayments on investment in marketable securities	-	29,748
Net cash provided by (used in) investment activities	54,405	(7,063,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage	-	8,000,000
Principal payments on mortgages	(114,514)	(75,076)
Loan origination fees paid	-	(129,124)
Net cash (used in) provided by financing activities	(114,514)	7,795,800

Net (decrease) increase in cash and cash equivalents	(153,345)	587,638
Cash and cash equivalents at beginning of period	868,786	1,205,893
Cash and cash equivalents at end of period	$715,441	$1,793,531

Supplemental cash flow information:
Interest paid	$262,074	$161,369

See notes to consolidated financial statements

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

As of March 31, 2010 the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising 127,062 rentable square feet.  In addition, the Company has 68 acres of property located in St James, New York, 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has a 9.99% limited partnership interest in an undeveloped Florida property “the Grove”.

The Company has qualified, and expects to continue to qualify as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986 as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code.  The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT; however these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company owns a 9.99% limited partnership interest in Callery Judge Grove, L. P. (the “Grove”) which owns a 3,700+ acre citrus grove in Palm Beach County, Florida.

2.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended March 31, 2010 and 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

3.     Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

4.     Investment in Marketable Securities:

The Company’s marketable securities consisted of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consist of hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government and are managed by and held in an account with a major financial institution.  During the quarter ended March 31, 2010, the Company did  not hold any marketable securities.

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

7.     Mortgages Payable:

Mortgages payable is comprised of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,299,296	$5,323,205
Mortgage payable - Cortlandt Medical Center (b)	4,882,500	4,935,000
Mortgage payable – Fairfax Medical Center (c)	7,867,956	7,906,061
Total	$18,049,752	$18,164,266

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

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate through maturity on July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, the Company exercised an option to enter into an interest rate swap agreement in November 2008 thereby fixing the interest rate at 5.66% through November 1, 2011.  As of March 31, 2010, the fair value of the Interest Rate Swap is a liability of $194,481, and is presented in Other Liabilities on the balance sheet..  The estimated effect on the future operating results is reported in Other Comprehensive Income.  Based on the valuation as of March 31, 2010, approximately $123,000 of the Interest rate swap will be recognized as interest expense within the next twelve months.

(c) In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and matures on April 10, 2019. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder has been guaranteed by the Company.

8.     Retirement Plans:

The Company records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Pension Benefits
Service Cost	$42,093	$34,284
Interest Cost	40,208	37,218
Expected Return on Plan Assets	(47,569)	(29,304)
Amortization of Actuarial Loss	22,726	29,348

Net Periodic Benefit Cost After Curtailments and Settlements	$57,458	$71,546

During the three months ended March 31, 2010, the Company did not make any contributions to the plan.  The Company does not have a minimum required contribution for the December 31, 2010 plan year, and is not expecting to make a contribution for the related plan year.

9.     Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending March 31,	Amount

2011	$4,097,000
2012	2,553,000
2013	1,870,000
2014	1,585,000
2015	952,000
Thereafter	2,191,000
$13,248,000

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

The Compensation arrangements between the Company and Gary Fitlin, the Company’s Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009 (collectively, the “Agreement”) aggregating $233,000, annually.

10.   Revolving Credit Note:

The Company's line of credit has a borrowing limit of $1,750,000, bears interest at the lending institution's prime-lending rate (3.25% at March 31, 2010) plus 1%, and is subject to certain financial covenants. The line is secured by certain real estate and expires on June 1, 2011. On April 30, 2010, the Company negotiated the assignment of the note to a new lender and simultaneously reached an agreement with the new lender on modifying or eliminating certain covenants and modifying the interest rate to prime +3.25% with a floor of 6.5%.  As of March 31, 2010 and December 31, 2009, $1,750,000 was available under this agreement and the Company was in compliance with the financial covenants.

11.   Acquisition of Properties:

Property Purchase – During January, 2010, the Company entered into a non-binding Purchase and Sale Agreement (the “Agreement”) with Mark Hittman and Elizabeth Hittman  (the “Seller”) to acquire the land and building, located at 1989 Crompond Road, Cortlandt Manor, New York (the “Property”). The Property consists of approximately 2,500 square feet of rentable space on 1.6 acres and has a current occupancy rate of 100%. Other than with respect to the Agreement itself, there is no material relationship between the Company and the Seller.

The purchase price for the Property is approximately $720,000, $72,000 of which was paid and is a non-refundable deposit as of March 31, 2010, and the remainder is required to be paid at closing. The closing is expected to take place in the second quarter of 2010 and will result in the Company owning approximately three acres directly in front of the Cortlandt Medical Center. The Company expects to finance up to 90% of the purchase price.

12.   Recent Accounting Pronouncements:

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

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-06 – “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  The provisions of ASU 2010-06 amended Topic 820-10, “Fair Value Measurement and Disclosure”.  The amendment requires a description of any transfers in and out of Level 1 and Level 2 of the fair-value hierarchy and the reasons for the transfers.  The amendment provides for further disclosure on the valuation techniques and inputs relied upon to measure fair value for both recurring and non recurring fair value measurements as they relate to either Level 2 or Level 3   The updates included conforming amendments to the guidance on disclosures for postretirement benefit plans.  The Company adopted the pronouncement for the quarter ended March 31, 2010.  The adoption did not have a material effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-01, a new accounting standard “Accounting for Distributions to Shareholders with Components of Stock and Cash.”  The guidance clarifies that the companies should consider the stock portion of a distribution as a stock issuance and not as a stock dividend,  The new standard is effective for fiscal years and interim periods ending after December 15, 2009 and should be applied on a retrospective basis.  The Company’s adoption of the new standard did not have a material effect on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure requirements”.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement to disclose a date in both issued and revised financial statements through which subsequent events were evaluated.   The Company adopted the pronouncement for the fiscal year and interim periods ending after September 30, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations

13.   Fair Value of Financial Instruments:

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010		December 31, 2009
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Assets
Investments	$-	$-	$203,000	$203,000
Other Liabilities	$194,481	$194,481	$-	$-

The Company’s investment was in an interest bearing time deposit which matured in March 2010.  Following the maturity, the Company liquidated the investment to utilize for tenant improvements.  Other Liabilities is comprised of an interest rate Swap agreement which the company entered into in November 2008 to fix the interest rate at 5.66% through November 1, 2011, for the underlying mortgage of the Cortlandt Medical Center.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

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

14.   Risk Management – Use of Derivative instruments:

The Company entered into the Interest Rate Swap agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the hedge was $194,481 as of March 31, 2010.

The interest rate swap agreement is considered a derivative instrument.  The Company utilized the interest rate swap agreement to minimize the interest rate exposure.  The principal objective of such arrangement is to limit the risks and/or costs associated with the Company’s operating structure as well as to hedge the specific transaction.  To date, the Company has only one interest rate swap agreement with the purpose of hedging against a rise in LIBOR on the mortgage for the Cortlandt Medical Center.  The counter party to the arrangement is the bank which holds the mortgage for the Cortlandt Medical Center.  The Company is potentially exposed to credit losses in the event of non-performance by the counterparty.  However, the Company does not expect the counterparty to fail to meet its obligations due to the same party holding both the Mortgage and the interest rate Swap Agreement.  The Company does not hedge credit or property value market risks through derivative financial instruments.

The Company formally assesses both at inception of the hedge, and on an ongoing basis, whether such derivatives are highly-effective in offsetting changes in cash flows of the hedged item.  If management determines that a derivative is not highly-effective as a hedge, or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively.  The related ineffectiveness would be charged to the Statement of Operations.

The valuation of these instruments is determined utilizing widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows for the derivative.  This analysis includes the contractual terms of the derivative through the maturity date, and utilizes observable market based inputs including interest rate curves and implied volatilities.  The fair value of the interest rate swap was based on market standard methodology of netting the discounted future inflows and outflows.

15.   Related Party Transactions:

On April 30, 2010, the Company's then existing lender (the "Bank"), assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company, to Asia World Marketplace LLC ("AWM"). Paul Lamb, the Company's Chairman, serves as the Managing Director of AWM. AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction. Mr. Lamb is a partner in Lamb & Barnosky, LLP. Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011. Collateral for the loan now consists of 35.1 acres of the Flowerfield Industrial Park and its related rents. The company received other competitive proposals for this funding and believes the loan with AWM reflects terms as favorable to the Company as could have been obtained with an independent third-party lender.

16.   Reclassifications:

Certain amounts in the prior year have been reclassified to conform to the classification used in the current year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” “the Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

As of March 31, 2010 we had 100% ownership in three medical office parks, comprising   approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has 68 acres of property located in St James, New York, 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has a 9.99% limited partnership interest in an undeveloped Florida property called “the Grove”.

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

Health Care Reform:  The Health Care Reform will potentially affect medical office real estate due to the direct impact on its tenant base.  While the impact is not immediate due to the multi-year phase in period, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  As a result, our business could be impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates, and (3) increased challenges in re-leasing space.

Business Strategy:  We have focused our business strategy during the current financial crisis to strike a balance between preserving capital and improving the market value of our portfolio to meet our long term goal of executing on a liquidity event or series of liquidity events.  Included within this strategy are the following objectives:

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

First Quarter 2010 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended March 31, 2010.

Leasing – We entered into 17 new leases and lease extensions encompassing approximately  23,000 square feet and $467,698 in annual revenue.  Furthermore, we  had 3 terminations encompassing 2,401 square feet and $41,016 in annual revenue. The Company recognized $52,305 in tenant deferred revenue.

Our continued focus on re-tenanting vacant space, renewing tenants and transitioning tenants to longer term leases has resulted in total lease commitments as of March 31, 2010 and December 31, 2009 of $13,248,000 and $13,137,000, respectively, an increase of $111,000.

Related Party Transactions

On April 30, 2010, the Company's then existing lender (the "Bank"), assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company, to Asia World Marketplace LLC ("AWM"). Paul Lamb, the Company's Chairman, serves as the Managing Director of AWM. AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction. Mr. Lamb is a partner in Lamb & Barnosky, LLP. Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011. Collateral for the loan now consists of 35.1 acres of the Flowerfield Industrial Park and its related rents. The company received other competitive proposals for this funding and believes the loan with AWM reflects terms as favorable to the Company as could have been obtained with an independent third-party lender.

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

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases.  The excess of rents recognized over amounts contractually due, if any, is included in deferred rents receivable on the Company's balance sheets.  Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Ancillary and other property-related income is recognized in the period earned.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company had investments in hybrid mortgage-backed securities, with a AAA rating fully guaranteed by U.S. government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage-backed securities originated by U.S. government agencies are based on a pricing model that incorporates prepayment speeds and spreads to determine appropriate average life of mortgage-backed securities. The spreads are sourced from broker/dealer's trade prices and the new issue market. As the significant inputs used to price the mortgage-backed securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.  During  the year ended December 31, 2009, the Company liquidated its remaining investments in these hybrid mortgage backed securities.

RESULTS OF OPERATIONS

Three Months Ended March  31, 2010 compared with the Three Months Ended  March  31, 2009.

Rental revenues are comprised solely of rental income and amounted  to $1,186,816 and $820,241 for the three months ended March 31,  2010 and 2009, respectively, an increase of $366,575 or 45%.  The increase is primarily comprised of $300,083 attributable to the acquisition of the Fairfax Medical Center on March 31, 2009 and an increase in net new and renewed lease rates of approximately $66,493.  Approximately $60,000 is from one tenant in Flowerfield who is occupying space that was vacant during the quarter ended March 31, 2009.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $160,503 and $129,302 for the three months ended March 31, 2010 and 2009, respectively, an increase of $31,201 or 24%.  The increase is primarily comprised of $22,788 attributable to the acquisition of the Fairfax Medical Center on March 31, 2009.  The remaining difference is due to higher billable expenses in 2010 and more aggressive approach to managing tenant reimbursements.

Rental expenses for the three months ended March 31, 2010 and 2009 were $586,681 and $426,699, respectively, an increase of $159,982 or 37%.  The acquisition of the Fairfax Medical Center increased rental expenses by $124,706.  The remaining increase was  mainly attributable to the Cortlandt Manor and Flowerfield properties.  The majority of the increase in expenses at Flowerfield and Cortlandt Manor was attributable to higher utility expenses and higher maintenance expenses resulting from an unusually high level of winter storm activity in 2010.

General and Administrative expenses for the three months ended March 31, 2010 and 2009 were $534,433 and $628,413, respectively, a decrease of $93,980 or 15%.  The major contributing factors to the decrease in general and administrative expenses were a decrease in legal and consulting fees of approximately $78,000, a decrease in corporate governance and director fees of approximately $45,000, and a decrease in the pension expense of approximately $14,000 offset by an increase of approximately $45,000 for compensation and benefits.

Condemnation expenses for the three months ended March 31, 2009 were $222,909.  There were no condemnation expenses in 2010.  The condemnation expenses were incurred to support the trial heard in the Court of Claims in August 2009 and we do not forecast material condemnation expenses in 2010.

Depreciation for the three months ended March 31, 2010 and 2009 were $196,850 and $113,900, respectively, an increase of $82,950 or 73%.  Approximately $70,346 of the increase is the result of the acquisition of the Fairfax Medical Center.  The remaining increase of $12,604 is from renovations in the remaining developed property portfolio.

Interest income for the three months ended March 31, 2010 and 2009 was $1,211 and $94,893, respectively, a decrease of $93,683 or 99%.  The decrease is primarily due to the 2009 liquidation  of the Company’s remaining investments in REIT-qualified securities and a redirection of those funds into real estate acquisitions.

Realized gain on marketable securities for the three months ended March 31, 2009 was $123,442.  There were no realized gains or losses in marketable securities in the three months ended March 31, 2010, as a result of the Company liquidating its investment in hybrid mortgage backed securities during 2009.

Interest expense for the three months ended March 31, 2010 and 2009 was $262,074 and $161,369, respectively, an increase of $100,705 or 62%.  The increase is due to the debt incurred to purchase the Fairfax Medical Center.

The benefit for income tax for the three-month period ended March 31, 2009 of $4,127,000 was due to the reinvestment of the condemnation proceeds through the acquisition of the Fairfax Medical Center under Section 1033 of the Internal Revenue Code.  The Company no longer has any deferred tax liabilities related to the condemnation payment received and therefore does not expect a deferred tax benefit for 2010.

The Company is reporting a net (loss) income of $(231,508) and $3,741,588 for the three months ended March 31, 2010 and 2009, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling of capital.

The Company originally received $26.3 million as an advance payment in connection with the condemnation of 245 acres of the Flowerfield property.  The proceeds were invested in hybrid mortgage-backed securities pending the identification of REIT-qualified investment properties that would satisfy the Internal Revenue Code Section 1033 (“IRC 1033”) deferral requirements. In June 2007, the Company acquired the Port Jefferson Professional Park for approximately $8.9 million.  The purchase was a REIT qualified investment that also met the requirements for tax deferred treatment under IRC 1033.  Furthermore, in mid-2008, the Company reinvested $7.0 million of condemnation proceeds in the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, resulting in a tax benefit of $2.8 million.

During the year ended December 31, 2009, we purchased the Fairfax Medical Center in Fairfax, Virginia, for $12.9 million.  This  purchase completed the reinvestment of the $26.3 million in condemnation proceeds.  The reinvestment resulted in a tax benefit of approximately $4.1 million.

The Company believes there is opportunity to increase its cash flows from its existing property portfolio through renovations and expansions.  The extent to which the Company expands its existing portfolio through renovations, expansions or acquisitions will be dependant on the economic recovery and the availability of additional financing at favorable terms.

We generally finance our operations through existing cash on hand and fund our acquisitions through a combination of cash on hand and debt.  As of March 31, 2010, the Company had a $1,750,000 revolving credit line with a bank.  The Company negotiated with a new lender to accept assignment of the credit line effective April 30, 2010 with a modification to the interest rate to prime +3.25% with a floor of 6.5%.  The Company had no outstanding balance under the line of credit as of March 31, 2010.  The Company considers the line of credit to be a temporary arrangement as it seeks a longer term financing vehicle more suited to its requirements as an owner/manager of various rental properties.  Upon the closing of the assignment of the line of credit, the Company borrowed $1,000,000.   As of May 17, 2010, the remaining $750,000 balance of the credit facility is available.

As of March 31, 2010, the Company had cash and cash equivalents totaling $715,441 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

Net cash used in operating activities was $93,236 and $144,655 during the three months ended March 31, 2010 and 2009, respectively. The cash used in operating activities in the current period was primarily related to a reduction in accounts payable of $174,201 offset by an increase in deferred rent of $85,763.  The cash used in operating activities in the prior period was primarily related to a pension plan contribution of $100,000, and prepaid expenses and other assets of $32,598.

Net cash provided by (used in) investing activities was $54,405 and $(7,063,507) during the three months ended March 31, 2010 and 2009, respectively. Cash provided by investing activities in the current period was primarily from the receipt of $203,000 resulting from the liquidation of a one year interest bearing time deposit offset by investments in property, plant and equipment of $124,081 and land development costs of $24,514.  Cash used in investing activities in the prior period primarily consisted of the purchase of the Fairfax Medical Center (“FMC”), including deferred acquisition costs, of $13,022,966 and costs associated with property, plant and equipment of $621,980, partially offset by the sale of marketable securities of $6,805,800 and principal payments received on the investment in marketable securities of $29,748.  Additionally during the three months ended March 31, 2009, $200,000 was invested in a one year interest bearing time deposit and $54,109 was incurred in land development costs.

Net cash (used in) provided by financing activities was $(114,514) and $7,795,800 during the three months ended March 31, 2010 and 2009, respectively.  The Company does not have any interest only mortgages and as a result, during the three months ended March 31, 2010 and 2009, the Company repaid $114,514 and $75,076, respectively, of principal on its total mortgage obligations.  The net cash provided by financing activities in the prior period was primarily the proceeds from the mortgage to purchase the Fairfax Medical Center.

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

LIMITED PARTNERSHIP INVESTMENT

The Company owns a 9.99% limited partnership interest in Callery Judge Grove, L. P. (the “Grove”) which owns a 3,700+ acre citrus grove in Palm Beach County, Florida.  The Company is accounting for the investment under the equity method. As of March 31, 2010, the carrying value of the Company’s investment was $0. The Grove had reported to its limited partners that in October 2009 it received an independent appraisal report of the citrus grove property which reflects the recent approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at March 31, 2010, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $17,134,000 without adjustment for minority interest and lack of marketability discount. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

Item 4T. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

The trial in the Court of Claims commenced on August 13, 2009 and concluded on August 18, 2009.  The Court set November 23, 2009 as the deadline for the parties to submit post-trial memoranda of law, and both parties filed the documents accordingly.  The Company has not recorded any provision or liability related to this litigation at March 31, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 2 through 5 are not applicable to the three months ended March 31, 2010.

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

10.1	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (6)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(6)	Filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: May 14, 2010	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: May 14, 2010	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (3)

10.1	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (6)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(6)	Filed as part of this report.