Form 10-Q
period 2010-06-30
GYRODYNE CO OF AMERICA INC
filed 2010-08-10
CIK 44689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             June 30, 2010

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

_____________________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No    X

On August 10, 2010, 1,290,039 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED JUNE 30, 2010

      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2010	2009
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,139,018	$5,079,017
Building and improvements	31,534,821	30,612,143
Machinery and equipment	280,636	277,072
	36,954,475	35,968,232
Less accumulated depreciation	4,097,877	3,701,200
	32,856,598	32,267,032
Land held for development:
Land	558,466	558,466
Land development costs	1,427,531	1,366,963
	1,985,997	1,925,429
Total real estate, net	34,842,595	34,192,461

Cash and Cash Equivalents	1,251,345	868,786
Investments - Other	-	203,000
Rent Receivable, net of allowance for doubtful accounts of $103,000 and $92,000, respectively	123,537	83,918
Deferred Rent Receivable	56,796	59,922
Prepaid Expenses and Other Assets	922,179	696,918
Total Assets	$37,196,452	$36,105,005
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$634,390	$995,665
Accrued liabilities	449,036	298,120
Deferred rent liability	128,805	53,348
Tenant security deposits payable	496,298	474,210
Loans payable	19,704,388	18,164,266
Deferred income taxes	1,206,000	1,206,000
Pension liability	394,571	279,655
Other liabilities	176,837	-
Total Liabilities	23,190,325	21,471,264

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,247
shares issued; 1,290,039 shares outstanding, respectively	1,531,247	1,531,247
Additional paid-in capital	7,978,234	7,978,234
Accumulated other comprehensive loss	(1,483,518)	(1,306,681)
Balance of undistributed income other than gain or loss on sales of properties	7,517,861	7,968,638
	15,543,824	16,171,438
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	14,006,127	14,633,741
Total Liabilities and Stockholders’ Equity	$37,196,452	$36,105,005

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues
Rental income	$2,401,354	$1,923,194	$1,214,537	$1,102,952
Tenant reimbursements	319,618	255,629	159,115	126,328
Total	2,720,972	2,178,823	1,373,652	1,229,280

Expenses
Rental expenses	1,112,092	917,035	525,787	490,336
General and administrative expenses	1,125,271	1,317,775	590,462	689,362
Condemnation expense	-	457,631	-	234,722
Depreciation	396,677	297,608	199,827	183,708
Total	2,634,040	2,990,049	1,316,076	1,598,128

Other Income (Expense):
Interest income	1,309	114,105	98	19,211
Realized gain on marketable securities	-	123,849	-	407
Interest expense	(539,018)	(417,292)	(276,944)	(255,922)
Total	(537,709)	(179,338)	(276,846)	(236,304)

Loss Before Benefit for Income Taxes	(450,777)	(990,564)	(219,270)	(605,152)
Benefit for Income Taxes	-	(4,127,000)	-	-
Net (Loss) Income	$(450,777)	$3,136,436	$(219,270)	$(605,152)

Net (Loss) Income Per Common Share:
Basic and Diluted	$(0.35)	$2.43	$(0.17)	$(0.47)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,290,039	1,290,039	1,290,039	1,290,039

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Net (loss) income	$(450,777)	$3,136,436
Other Comprehensive loss:
Unrealized loss on interest rate swap	(176,837)	-
Other Comprehensive loss	(176,837)	-
Comprehensive (loss) income	$(627,614)	$3,136,436

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(450,777)	$3,136,436
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	413,888	314,770
Bad debt expense	12,000	12,000
Net periodic pension benefit cost	114,916	143,092
Realized gain on marketable securities	-	(123,849)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(51,619)	(8,040)
Deferred rent receivable	3,126	-
Interest receivable	-	41,898
Prepaid expenses and other assets	(169,211)	(191,031)
(Decrease) increase in liabilities:
Accounts payable	(361,275)	(38,834)
Accrued liabilities	150,916	92,819
Deferred rent liability	75,457	-
Deferred income taxes	-	(4,127,000)
Pension liability	-	(200,000)
Tenant security deposits	22,088	74,360
Total adjustments	210,286	(4,009,815)
Net cash used in operating activities	(240,491)	(873,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	(728,829)	(13,022,966)
Costs associated with property, plant and equipment	(267,933)	(1,058,064)
Proceeds from sale of marketable securities	-	6,805,800
Land development costs	(60,568)	(79,007)
Proceeds (investments) in interest bearing time deposits	203,000	(201,003)
Principal repayments on investment in marketable securities	-	292,364
Net cash used in investing activities	(854,330)	(7,262,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage	1,750,000	8,000,000
Principal payments on mortgages	(209,878)	(173,609)
Loan origination fees paid	(62,742)	(129,124)
Net cash provided by financing activities	1,477,380	7,697,267

Net increase (decrease) in cash and cash equivalents	382,559	(438,988)
Cash and cash equivalents at beginning of period	868,786	1,205,893
Cash and cash equivalents at end of period	$1,251,345	$766,905

Supplemental cash flow information:
Interest paid	$511,028	$391,256

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The Company:

Gyrodyne Company of America, Inc.  (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company operates in one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties.  Substantially all of the Company’s rental properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion of or all or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.

As of June 30, 2010 the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising 127,062 rentable square feet.  In addition, the Company has 68 acres of property located in St James, New York, 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has a 9.99% limited partnership interest in an undeveloped Florida property “the Grove”.

The Company has qualified, and expects to continue to qualify as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986 as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code.  The Company is permitted to participate in certain activities which do not qualify as REIT eligible activities.  These activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary (“TRS”) under the Code in order for the Company to maintain its qualifications as a REIT.

2.       Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended June 30, 2010 and 2009.

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

The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

3.       Principle of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

4.       Investment in Marketable Securities:

The Company’s marketable securities consisted of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consisted of hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government and were managed by and held in an account with a major financial institution.  During the quarter ended June 30, 2010, the Company did not hold any marketable securities.

5.       Earnings per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Dilutive earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of June 30, 2010.

6.       Income Taxes:

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7.       Loans Payable:

Loans payable are comprised of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,275,042	$5,323,205
Mortgage payable - Cortlandt Medical Center (b)	4,847,500	4,935,000
Mortgage payable – Fairfax Medical Center (c)	7,831,846	7,906,061
Revolving line of credit (related party) – Flowerfield Industrial Park (d) (note 14)	1,750,000	-
Total	$19,704,388	$18,164,266

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

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center, in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate through maturity on July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, the Company exercised an option to enter into an interest rate swap agreement in November 2008 thereby fixing the interest rate at 5.66% through November 1, 2011.  The Company is accounting for the interest rate swap as a cash flow hedge.  As of June 30, 2010, the estimated fair value of the Interest Rate Swap is a liability of $176,837, and is presented in Other Liabilities on the balance sheet.  Changes in the estimated fair value of the interest rate swap are reported in Other Comprehensive Income.  Based on the valuation as of June 30, 2010, approximately $133,000 of the Interest rate swap will be recognized as interest expense within the next twelve months.

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

(d) The Company's revolving line of credit (“Revolver”) had a borrowing limit of $1,750,000, bearing interest at the lending institution's prime-lending rate (3.25% at June 30, 2010) plus 1%. The Revolver is secured by certain real estate and expires on June 1, 2011. On April 30, 2010, the Company negotiated the assignment of the note to a new lender and simultaneously reached an agreement with the new lender to modifying or eliminating certain covenants and increasing the interest rate from prime plus 1% to prime plus 3.25% with a floor of 6.5%.  The Revolver is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.   As of June 30, 2010, the Company borrowed $1,750,000 under the Revolver and was in compliance with the financial and non-financial covenants.

8.       Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and six-months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Pension Benefits
Service Cost	$84,186	$68,568	$42,093	$34,284
Interest Cost	80,416	74,436	40,208	37,218
Expected Return on Plan Assets	(95,138)	(58,608)	(47,569)	(29,304)
Amortization of Actuarial Loss	45,452	58,696	22,726	29,348
Net Periodic Benefit Cost After Curtailments and Settlements	$114,916	$143,092	$57,458	$71,546

During the six-months ended June 30, 2010, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2010 plan year, and is not expecting to make a contribution for the related plan year.

9.       Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount

2011	$4,025,000
2012	2,558,000
2013	1,924,000
2014	1,536,000
2015	968,000
Thereafter	2,398,000
$13,409,000

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

The Compensation arrangements between the Company and the Company’s Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009 (collectively, the “Agreement”) aggregating $233,000, annually.

Condemnation lawsuit - On June 30, 2010, the Court of Claims of the State of New York issued its opinion in the Company’s case for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property requiring the State to pay the Company an additional $98,685,000. Under New York’s eminent domain law (the “EDPL”) and in the opinion issued by the Court of Claims of the State of New York, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount at the rate not to exceed the statutory rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment. Additionally, pursuant to the EDPL Section 701, the Company intends on submitting an application to the Court seeking reimbursement of costs and expenses incurred by the Company including attorneys’ fees and costs.

The Company cannot predict how the State will react to the Court’s opinion procedurally, including whether it will file a notice of appeal.  The Company did not record the impact of the ruling in the Balance Sheet or Statement of Operations as the amount of a final award and the timing of payment are unknown at this time.  The Company intends to continue pursuing its rights vigorously, seeking payment in accordance with the Court’s opinion and any further determinations.

10.     Acquisition of Properties:

Property Purchase – On May 20, 2010, the Company closed on the purchase of the land and building located at 1989 Crompond Road, Cortlandt Manor, New York (the “Property”). The Property consists of approximately 2,500 square feet of rentable space on 1.6 acres.  The purchase price for the Property was approximately $720,000 and the purchase has resulted in the Company owning approximately three acres directly in front of the Cortlandt Medical Center. The Company financed approximately 90% of the purchase price utilizing its revolving credit facility.

11.     Recent Accounting Pronouncements:

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

In January 2010, the FASB issued ASU 2010-01, a new accounting standard “Accounting for Distributions to Shareholders with Components of Stock and Cash.”  The guidance clarifies that the companies should consider the stock portion of a distribution as a stock issuance and not as a stock dividend.  The new standard is effective for fiscal years and interim periods ending after December 15, 2009 and should be applied on a retrospective basis.  The Company’s adoption of the new standard did not have a material effect on the Company’s financial position or results of operations.

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

In April, 2010, the FASB issued ASU 2010-12, “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts”.  The guidance clarifies that the Company may incorporate the same effective date for adopting both the effects of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (collectively, Healthcare Legislation) .   The Company adopted the pronouncement for the quarter ended June 30, 2010.  The Company’s adoption of the new standard did not have a material effect on the Company’s financial position or results of operations.

In July, 2010, the FASB issued ASU 2010-20, “Receivables (ASC Topic 310) Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 requires additional disclosures to enable financial statement users to evaluate the nature of credit risk in the entity’s portfolio of financing receivables, how the risk is analyzed and assessed in arriving at the allowance for doubtful accounts and the changes in the allowance for such credit losses.  The new standard is effective for fiscal years and interim periods ending after December 15, 2010 and should be applied on a prospective basis. The Company believes the adoption will not have a material effect on the Company’s financial position or results of operations.

12.     Fair Value of Financial Instruments:

Assets and Liabilities Measured at Fair-Value – The Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and requires certain disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of June  30, 2010 and December 31, 2009, respectively.

	June 30, 2010		December 31, 2009
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Other Liabilities	$176,837	$176,837	$-	$-

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

The estimated fair value of the Company's investment in the Callery Judge Grove (the “Grove”) property at December 31, 2009, based upon an independent third party appraisal report, is approximately $17,134,000 without adjustment for minority interest, lack of marketability discount, or the property related secured debt facility,  based strictly on a pro rata basis of the Company's ownership percentage. The Grove is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets under Topic 820, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of June 30, 2010, the carrying value of the Company’s investment was $0.

13.     Risk Management – Use of Derivative instruments:

The Company entered into the Interest Rate Swap (“Swap”) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the Swap was $176,837 as of June 30, 2010.

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

14.     Related Party Transactions:

On April 30, 2010, the Company’s then existing lender (the “Bank”) assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company to Asia World Marketplace LLC (“AWM”). Paul Lamb, the Company’s Chairman, serves as the Managing Director of AWM.  AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and was paid closing fees of $6,585, directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.

15.     Reclassifications:

Certain amounts in the prior year have been reclassified to conform to the classification used in the current year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” “the Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

As of June 30, 2010 we had 100% ownership in three medical office parks, comprising   approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has 68 acres of property located in St James, New York, 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has a 9.99% limited partnership interest in an undeveloped Florida property called “the Grove”.

Our revenues and cash flows are generated predominantly from property rent receipts.  As a result, growth in revenues and cash flows is directly correlated to our ability to (1) re-lease suites that are vacant or may become vacant at favorable rates, (2) successfully conclude the condemnation litigation lawsuit, (3) enhance our existing income producing assets through additional investment, and (4) acquire additional income-producing real estate assets.

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

Health Care Legislation:  The Health Care Legislation will potentially affect medical office real estate due to the direct impact on its tenant base.  While the impact is not immediate due to the multi-year phase in period, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  As a result, our business could be impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates, and (3) increased challenges in re-leasing space.

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

Second Quarter 2010 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended June 30, 2010.

Leasing – We entered into 11 new leases and lease extensions encompassing approximately  18,000 square feet and $337,602 in annual revenue.  Furthermore, we had 2 terminations encompassing 1,650 square feet and $19,800 in annual revenue. The Company recognized $52,305 in tenant deferred revenue.

Our continued focus on re-tenanting vacant space, renewing tenants and transitioning tenants to longer term leases has resulted in total lease commitments as of June 30, 2010 and December 31, 2009 of $13,409,000 and $13,137,000, respectively, an increase of $272,000.  The increase in lease commitments is due to the Company experiencing net new and renewal activity in excess of the terminations.

On May 20, 2010, the Company closed on the purchase of the land and building, located at 1989 Crompond Road, Cortlandt Manor, New York (the “Property”). The Property consists of approximately 2,500 square feet of rentable space on 1.6 acres.

The purchase price for the Property was approximately $720,000 and the purchase has resulted in the Company owning approximately three acres directly in front of the Cortlandt Medical Center. The Company financed approximately 90% of the purchase price utilizing its revolving credit facility.

Condemnation lawsuit - On June 30, 2010, the Court of Claims of the State of New York issued its opinion in the Company’s case for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property requiring the State to pay the Company an additional $98,685,000. Under New York’s eminent domain law (the “EDPL”) and in the opinion issued by the Court of Claims of the State of New York, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount at the rate not to exceed the statutory rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, pursuant to the EDPL Section 701, the Company intends on submitting an application to the Court seeking reimbursement of costs and expenses incurred by the Company including attorneys’ fees and costs.

The Company cannot predict how the State will react to the Court’s opinion procedurally, including whether it will file a notice of appeal.  As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company intends to continue pursuing its rights vigorously, seeking payment in accordance with the Court’s opinion and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at June 30, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.

Related Party Transactions

On April 30, 2010, the Company’s then existing lender (the “Bank”) assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company to Asia World Marketplace LLC (“AWM”). Paul Lamb, the Company’s Chairman, serves as the Managing Director of AWM.  AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and was paid closing fees of $6,585, directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.  Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consists of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.

During the quarter ending June 30, 2010, the Company borrowed $1,750,000 under the line of credit and the balance remains outstanding.  The Company incurred interest expense for the quarter under this facility of $11,646.

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

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties.  These assessments have a direct impact on the Company's net income.  Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and increased annual net income.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 compared with the Three Months Ended June 30, 2009.

Rental revenues are comprised solely of rental income and amounted to $1,214,537 and $1,102,952 for the three months ended June 30,  2010 and 2009, respectively, an increase of $111,585 or 10%.  The increase is primarily comprised of net new and renewed lease rates.  The Port Jefferson Medical Center, Cortlandt Manor Medical Center and Fairfax Medical Center reflect net new tenants and expansions over the comparable 2009 period, resulting in additional revenue of approximately $11,000, $10,000 and $13,000, respectively, and one new tenant in Flowerfield which generated an additional $42,000 in revenue.  The remaining difference is mainly attributable to an increase in net renewed lease rates.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $159,115 and $126,328 for the three months ended June 30, 2010 and 2009, respectively, an increase of $32,787 or 26%.  The increase is primarily comprised of higher billable expenses in 2010 and a more aggressive approach to managing tenant reimbursements.

Rental expenses for the three months ended June 30, 2010 and 2009 were $525,787 and $490,336, respectively, an increase of $35,451 or 7%.  Approximately $26,000 of the increase was attributable to an increase in maintenance and utilities at the Port Jefferson Medical Center, of which approximately $19,000 was reimbursed by tenants.  The remaining difference is due to higher maintenance and utilities at the remaining properties which were offset by higher tenant reimbursements.

General and Administrative expenses for the three months ended June 30, 2010 and 2009 were $590,462 and $689,362, respectively, a decrease of $98,900 or 14%.  The major contributing factors to the decrease in general and administrative expenses were a decrease in legal, and consulting fees of approximately $47,000, a decrease in corporate governance and director fees of approximately $36,000, a decrease in other outside services of $33,000 offset by an increase of approximately $13,000 in compensation and benefits.

Condemnation expenses for the three months ended June 30, 2009 were $234,722.  There were no condemnation expenses for the three months ended June 30, 2010.  The condemnation expenses were incurred to support the trial heard in the Court of Claims in August 2009 and we do not forecast material condemnation expenses in 2010.

Depreciation for the three months ended June 30, 2010 and 2009 was $199,827 and $183,708, respectively, an increase of $16,119 or 9%.  The increase of $16,119 is from renovations in the remaining developed property portfolio.

Interest expense for the three months ended June 30, 2010 and 2009 was $276,944 and $255,922, respectively, an increase of $21,022 or 8%.

There was no provision or benefit for income tax for the three-months ended June 30, 2010 or 2009.  The Company no longer has any deferred tax liabilities related to the initial condemnation payment received and therefore does not expect a deferred tax benefit for 2010.

The Company is reporting a net (loss) of $(219,270) and $(605,152) for the three months ended June 30, 2010 and 2009, respectively, primarily due to the impact of the items discussed above.

Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009.

Rental revenues are comprised solely of rental income and amounted to $2,401,354 and $1,923,194 for the six months ended June 30, 2010 and 2009, respectively, an increase of $478,160 or 25%.  The increase is primarily comprised of $303,442 attributable to the acquisition of the Fairfax Medical Center on March 31, 2009 and net new and renewed lease rates of $174,718.  Approximately $25,000 and $105,000 is from two tenants in Fairfax and one tenant in Flowerfield, respectively, who are occupying space that was vacant or partially vacant during the comparable prior period.

Tenant reimbursements were $319,618 and $255,629 for the six months ended June 30, 2010 and 2009, respectively, an increase of $63,989 or 25%.  The increase is comprised of $22,788 attributable to the acquisition of the Fairfax Medical Center on March 31, 2009, higher billable expenses in 2010 and a more aggressive approach to managing tenant reimbursements.

Rental expenses for the six months ended June 30, 2010 and 2009 were $1,112,092 and $917,035, respectively, an increase of $195,057 or 21%.  The acquisition of the Fairfax Medical Center increased rental expenses by $124,706.  The remaining increase was mainly attributable to the higher utility expenses and higher maintenance expenses resulting from an unusually high level of winter storm activity in 2010.

General and Administrative expenses for the six months ended June 30, 2010 and 2009 were $1,125,271 and $1,317,775, respectively, a decrease of $192,504 or 15%.  The major contributing factors to the decrease in general and administrative expenses were a decrease in legal and consulting fees of approximately $125,000, a decrease in other outside services of $39,000, a decrease in corporate governance and director fees of approximately $81,000, offset by an increase of approximately $43,000 in compensation and benefits.

Condemnation expenses for the six months ended June 30, 2009 were $457,631.  There were no condemnation expenses in 2010.  The condemnation expenses were incurred to support the trial heard in the Court of Claims in August 2009 and we do not forecast material condemnation expenses in 2010.

Depreciation for the six months ended June 30, 2010 and 2009 were $396,677 and $297,608, respectively, an increase of $99,069 or 33%.  Approximately $71,800 of the increase is the result of the acquisition of the Fairfax Medical Center.  The majority of the remaining increase of $27,269 is from renovations in the remaining developed property portfolio.

Interest income for the six months ended June 30, 2010 and 2009 was $1,309 and $114,105, respectively, a decrease of $112,796 or 99%.  The decrease is primarily due to the 2009 liquidation  of the Company’s remaining investments in REIT-qualified securities and a redirection of those funds into real estate acquisitions.

Realized gain on marketable securities for the six months ended June 30, 2009 was $123,849.  There were no realized gains or losses in marketable securities in the six months ended June 30, 2010, as a result of the Company liquidating its investment in hybrid mortgage backed securities during 2009.

Interest expense for the six months ended June 30, 2010 and 2009 was $539,018 and $417,292, respectively, an increase of $121,726 or 29%.  The increase is mainly attributable to the debt incurred to purchase the Fairfax Medical Center on March 31, 2009.

The benefit for income tax for the six-month period ended June 30, 2009 of $4,127,000 was due to the reinvestment of the condemnation proceeds through the acquisition of the Fairfax Medical Center under Section 1033 of the Internal Revenue Code.  The Company no longer has any deferred tax liabilities related to the initial condemnation payment received and therefore does not expect a deferred tax benefit for 2010.

The Company is reporting a net (loss) income of $(450,777) and $3,136,436 for the six months ended June 30, 2010 and 2009, respectively, primarily due to the impact of the items discussed above.

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

During the year ended December 31, 2009, we purchased the Fairfax Medical Center in Fairfax, Virginia, for $12.9 million.  This purchase resulted in a tax benefit of approximately $4.1 million and completed the reinvestment of the $26.3 million in initial condemnation proceeds.

The Company believes there is opportunity to increase its cash flows from its existing property portfolio through renovations and expansions.  The extent to which the Company expands its existing portfolio through renovations, expansions or acquisitions will be dependant on the economic recovery and the availability of additional financing at favorable terms.

We generally finance our operations through existing cash on hand and fund our acquisitions through a combination of cash on hand and debt.  On April 30, 2010, the Company negotiated with a new lender to accept assignment of its credit line with an increase in the interest rate from prime plus 1% to prime plus 3.25% with a floor of 6.5%.  The Company borrowed $1,750,000 under the revolving credit line, a portion ($648,000) of which was utilized to purchase an additional Cortlandt Manor property on May 20, 2010.  The balance ($1,102,000) was borrowed for general working capital purposes and to fund capital improvements to our real estate portfolio.  The Company considers the line of credit to be a temporary arrangement as it seeks a longer term financing vehicle more suited to its requirements as an owner/manager of various rental properties.

As of June 30, 2010, the Company had cash and cash equivalents totaling $1,251,345 and anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements.

Net cash used in operating activities was $240,491 and $873,379 during the six months ended June 30, 2010 and 2009, respectively. The underlying drivers that impact working capital and therefore cashflows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.  The cash used in operating activities in the current period was primarily related to the net loss adjusted for depreciation of $413,888 and the reduction in accounts payable of $361,275 offset by an increase in accrued liabilities of $150,916.  The cash used in operating activities in the prior period was primarily related to the net loss before income tax adjusted for depreciation of $314,770 and an increase in prepaid expenses and other assets of $191,031.

Net cash used in investing activities was $854,330 and $7,262,876 during the six months ended June 30, 2010 and 2009, respectively. Cash used in investing activities in the current period was primarily due to the purchase of the additional Cortlandt Manor property at a total cost including closing costs of $728,829 and costs associated with property, plant and equipment of $267,933.  Additionally, during the six months ended June 30, 2010, $203,000 in proceeds was realized from the liquidation of a one year interest bearing time deposit and $60,568 was incurred in land development costs.  Cash used in investing activities in the prior period primarily consisted of the purchase of the Fairfax Medical Center (“FMC”), including deferred acquisition costs, of $13,022,966 and costs associated with property, plant and equipment of $1,058,064, partially offset by the sale of marketable securities of $6,805,800 and principal payments received on the investment in marketable securities of $292,364.  Additionally during the six months ended June 30, 2009, $201,003 was invested in a one year interest bearing time deposit and $79,007 was incurred in land development costs.

Net cash provided by financing activities was $1,477,380 and $7,697,267 during the six months ended June 30, 2010 and 2009, respectively.  The cash provided by financing activities was primarily the result of the Company borrowing $1,750,000 under its revolving line of credit during the six months ended June 30, 2010.  The Company did not repay any principal on the revolving line of credit.  The Company does not have any interest only mortgages, with the exception of the revolving line of credit, and as a result, during the six months ended June 30, 2010 and 2009, the Company repaid $209,878 and $173,609, respectively, of principal on its total mortgage obligations.  Additionally, the Company has incurred $62,742 in loan origination fees, of which approximately $40,000 is a deposit in pursuit of longer term financing.  The net cash provided by financing activities in the prior period was primarily the proceeds from the mortgage to purchase the Fairfax Medical Center.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cashflows.

LIMITED PARTNERSHIP INVESTMENT

The Company owns a 9.99% limited partnership interest in Callery Judge Grove, L. P. (the “Grove”) which owns a 3,700+ acre citrus grove in Palm Beach County, Florida.  The Company is accounting for the investment under the equity method. As of June 30, 2010, the carrying value of the Company’s investment was $0. The Grove had reported to its limited partners that in October 2009 it received an independent appraisal report of the citrus grove property which reflects the recent approval to develop 2,996 residential units and 235,000 square feet of commercial and retail space. Based upon the appraised value of the citrus grove property, at June 30, 2010, strictly on a pro-rata basis, the estimated fair value of the Company's interest in the Grove property would be approximately $17,134,000 without adjustment for minority interest, lack of marketability discount, or the property related secured debt facility. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

Item 4T. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Gyrodyne Company of America, Inc. v. The State University of New York at Stony Brook

On June 30, 2010, the Court of Claims of the State of New York issued its opinion in the Company’s case for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property requiring the State to pay the Company an additional $98,685,000. Under New York’s eminent domain law (the “EDPL”) and in the opinion issued by the Court of Claims of the State of New York, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount at the rate not to exceed the statutory rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, pursuant to EDPL Section 701, the Company intends on submitting an application to the Court seeking reimbursement of costs and expenses incurred by the Company, including attorneys’ fees and costs,  Both parties have the right to file a notice of appeal with the Court within procedural time limits.  The State had paid Gyrodyne $26,315,000 for the Property at the time of the taking, which the Company elected under EDPL, to treat as an advance payment while it pursued its claim.

The Company commenced this litigation in May 2006 and the trial was held from August 13, 2009 to August 18, 2009.  Each side submitted to the Court an appraisal of the Property as of the November 2005 appropriation date.  Gyrodyne’s appraiser valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court which concluded that there was a high probability the Property would have been rezoned from light industrial use to a planned development district.  The State’s appraiser appraised the Property at a fair market value of $22,450,000 based only upon the current light industrial zoning.  In its opinion, the Court agreed with the Company’s assertion that the State had improperly valued the Property and misapplied the eminent domain law’s requirement that just compensation be determined based upon the highest and best use and the probability that such use could have been achieved.  Applying this standard, the Court determined that there was a reasonable probability that the Property would have been rezoned from light industrial use to a planned development district.

The Company cannot predict how the State will react to the Court’s opinion procedurally, including whether it will file a notice of appeal.  As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company intends to continue pursuing its rights vigorously, seeking payment in accordance with the Court’s opinion and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at June 30, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 2 through 5 are not applicable to the three months ended June 30, 2010.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: August 10, 2010	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: August 10, 2010	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

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