Form 10-Q
period 2010-09-30
GYRODYNE CO OF AMERICA INC
filed 2010-11-15
CIK 44689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number   0-1684

Gyrodyne Company of America, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1688021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Flowerfield, Suite 24, St. James, NY 11780
(Address and Zip Code of principal executive offices)

(631) 584-5400
(Registrant’s telephone number, including area code)☐

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

On November 10, 2010, 1,290,039 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED SEPTEMBER 30, 2010

Seq. Page
Form 10-Q Cover	1

Index to Form 10-Q	2

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations	4

Consolidated Statements of Comprehensive Income (Loss)	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13 20

Item 4. Controls and Procedures.	21

PART II - OTHER INFORMATION	21

Item 1. Legal Proceedings.	21

Item 6. Exhibits.	22

SIGNATURES EXHIBIT INDEX	23 24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2010	2009
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,139,018	$5,079,017
Building and improvements	31,784,211	30,612,143
Machinery and equipment	280,636	277,072
	37,203,865	35,968,232
Less accumulated depreciation	4,300,951	3,701,200
	32,902,914	32,267,032
Land held for development:
Land	558,466	558,466
Land development costs	1,457,159	1,366,963
	2,015,625	1,925,429
Total real estate, net	34,918,539	34,192,461

Cash and Cash Equivalents	755,593	868,786
Investments - Other	-	203,000
Rent Receivable, net of allowance for doubtful accounts of $109,000 and $92,000, respectively	118,449	83,918
Deferred Rent Receivable	68,399	59,922
Prepaid Expenses and Other Assets	865,947	696,918
Total Assets	$36,726,927	$36,105,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$595,527	$995,665
Accrued liabilities	408,235	298,120
Deferred rent liability	82,171	53,348
Tenant security deposits payable	486,459	474,210
Loans payable	19,590,620	18,164,266
Deferred income taxes	1,206,000	1,206,000
Pension liability	452,030	279,655
Other liabilities	157,851	-
Total Liabilities	22,978,893	21,471,264

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,247
shares issued; 1,290,039 shares outstanding, respectively	1,531,247	1,531,247
Additional paid-in capital	7,978,234	7,978,234
Accumulated other comprehensive loss	(1,464,532)	(1,306,681)
Balance of undistributed income other than gain or loss on sales of properties	7,240,782	7,968,638
	15,285,731	16,171,438
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	13,748,034	14,633,741
Total Liabilities and Stockholders’ Equity	$36,726,927	$36,105,005

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental income	$3,650,138	$3,074,115	$1,248,784	$1,150,921
Tenant reimbursements	490,056	397,127	170,439	141,498
Total	4,140,194	3,471,242	1,419,223	1,292,419

Expenses
Rental expenses	1,650,381	1,432,134	538,290	515,099
General and administrative expenses	1,729,943	1,970,570	604,672	653,171
Condemnation expense	53,361	1,018,700	53,361	561,069
Depreciation	599,751	490,376	203,074	192,768
Total	4,033,436	4,911,780	1,399,397	1,922,107

Other Income (Expense):
Interest income	1,331	123,202	23	9,097
Realized gain on marketable securities	-	159,805	-	35,956
Interest expense	(835,945)	(678,268)	(296,928)	(260,600)
Total	(834,614)	(395,261)	(296,905)	(215,547)

Loss Before Benefit for Income Taxes	(727,856)	(1,835,799)	(277,079)	(845,235)
Benefit for Income Taxes	-	(4,140,939)	-	(13,939)
Net (Loss) Income	$(727,856)	$2,305,140	$(277,079)	$(831,296)

Net (Loss) Income Per Common Share:
Basic and Diluted	$(0.56)	$1.79	$(0.21)	$(0.64)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,290,039	1,290,039	1,290,039	1,290,039

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Net (loss) income	$(727,856)	$2,305,140
Other Comprehensive loss:
Unrealized loss on interest rate swap	(157,851)	-
Other Comprehensive loss	(157,851)	-
Comprehensive (loss) income	$(885,707)	$2,305,140

See notes to consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(727,856)	$2,305,140
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	629,269	500,323
Bad debt expense	18,000	18,000
Net periodic pension benefit cost	172,375	214,639
Realized gain on marketable securities	-	(159,805)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(52,531)	(34,703)
Deferred rent receivable	(8,477)	-
Interest receivable	-	48,302
Prepaid expenses and other assets	(132,852)	(247,936)
(Decrease) increase in liabilities:
Accounts payable	(400,138)	733,181
Accrued liabilities	110,115	158,073
Deferred rent liability	28,823	-
Deferred income taxes	-	(4,140,939)
Pension liability	-	(200,000)
Tenant security deposits	12,249	88,781
Total adjustments	376,833	(3,022,084)
Net cash used in operating activities	(351,023)	(716,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	(728,829)	(13,022,966)
Costs associated with property, plant and equipment	(518,379)	(1,504,469)
Proceeds from sale of marketable securities	-	8,163,813
Land development costs	(90,196)	(121,154)
Proceeds (investments) in interest bearing time deposits	203,000	(202,011)
Principal repayments on investment in marketable securities	-	295,454
Net cash used in investing activities	(1,134,404)	(6,391,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,750,000	8,000,000
Principal payments on loans payable	(323,646)	(283,821)
Loan origination fees paid	(54,120)	33,706
Net cash provided by financing activities	1,372,234	7,749,885

Net (decrease) increase in cash and cash equivalents	(113,193)	641,608
Cash and cash equivalents at beginning of period	868,786	1,205,893
Cash and cash equivalents at end of period	$755,593	$1,847,501

Supplemental cash flow information:
Interest paid	$835,945	$678,268

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

As of September 30, 2010. the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising 127,062 rentable square feet.  In addition, the Company has 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has a 9.99% limited partnership interest in an undeveloped Florida property (“the Grove”).

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

2.       Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended September 30, 2010 and 2009.

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

The results of operations for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

3.       Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

4.       Investment in Marketable Securities:

The Company’s marketable securities consisted of debt securities classified as available-for-sale and are reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of stockholders' equity net of the related tax effect. These debt securities consisted of hybrid mortgage-backed securities fully guaranteed by agencies of the U.S. Government and were managed by and held in an account with a major financial institution.  During the quarter ended September 30, 2010, the Company did not hold any marketable securities.

5.       Earnings per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of September 30, 2010.

6.       Income Taxes:

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7.       Loans Payable:

Loans payable are comprised of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,250,436	$5,323,205
Mortgage payable - Cortlandt Medical Center (b)	4,795,000	4,935,000
Mortgage payable – Fairfax Medical Center (c)	7,795,184	7,906,061
Revolving line of credit (related party) – Flowerfield Industrial Park (d) (note 14)	1,750,000	-
Total	$19,590,620	$18,164,266

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

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center, in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate through maturity on July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, the Company exercised an option to enter into an interest rate swap agreement in November 2008 thereby fixing the interest rate at 5.66% through November 1, 2011.  The Company is accounting for the interest rate swap as a cash flow hedge.  As of September 30, 2010, the estimated fair value of the Interest Rate Swap is a liability of $157,851, and is presented in Other Liabilities on the balance sheet.  Changes in the estimated fair value of the interest rate swap are reported in Other Comprehensive Income.  Based on the valuation as of September 30, 2010, approximately $145,708 of the Interest rate swap will be recognized as interest expense within the next twelve months.

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

(d) The Company's revolving line of credit (“Revolver”) had a borrowing limit of $1,750,000, bearing interest at the lending institution's prime-lending rate (3.25% at September 30, 2010) plus 1%. The Revolver is secured by certain real estate and expires on June 1, 2011. On April 30, 2010, the Company negotiated the assignment of the note and related mortgage associated with the Revolver to a new lender and simultaneously reached an agreement with the new lender to modify or eliminate certain covenants and increase the interest rate from prime plus 1% to prime plus 3.25% with a floor of 6.5%.  The Revolver is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.   As of September 30, 2010, the Company borrowed $1,750,000 under the Revolver and was in compliance with the financial and non-financial covenants.

8.       Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and nine-months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Pension Benefits
Service Cost	$126,279	$102,852	$42,093	$34,284
Interest Cost	120,624	111,655	40,208	37,218
Expected Return on Plan Assets	(142,707)	(87,911)	(47,569)	(29,304)
Amortization of Actuarial Loss	68,178	88,043	22,726	29,348

Net Periodic Benefit Cost After Curtailments and Settlements	$172,374	$214,639	$57,458	$71,546

During the nine-months ended September 30, 2010, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2010 plan year, and is not expecting to make a contribution for the related plan year.

9.       Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending September 30,	Amount

2011	$4,035,000
2012	2,532,000
2013	2,061,000
2014	1,524,000
2015	1,024,000
Thereafter	2,574,000
$13,750,000

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

Condemnation lawsuit - On June 30, 2010, the Court of Claims of the State of New York announced its decision in the Company’s case for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property requiring the State to pay the Company an additional $98,685,000. Under New York’s eminent domain law (the “EDPL”) and in the decision issued by the Court of Claims of the State of New York, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount at a rate not to exceed the statutory rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment. Additionally, a motion under EDPL Section 701 the Company on September 4, 2010 submitted to the Court seeking reimbursement of costs and expenses incurred by the Company including attorneys’ fees and costs in the amount of $1,474,191.18.  On October 7, 2010, the State submitted an Affirmation to the Court in partial opposition to the Company’s motion for reimbursement of costs and expenses, and on October 12, 2010, the Company filed its reply brief.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department, from the judgment of the Court of Claims entered in favor of the Company for $125 million plus statutory interest through the date of payment.  Under the Rules of Procedure of the Appellate Division, Second Department, an appellant is allowed up to six months from the date of its notice to appeal to perfect the appeal and file its brief.  Therefore, barring an extension given to the State for cause, the State’s brief will be due not later than March 7, 2011.

As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the Court’s decision and any further determinations.

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

In April 2009, the FASB issued ASC 805-10, 805-20 and 805-30 (formerly FASB Staff Position No. 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify ASC 805 (formerly FAS No. 141(R), FSP 141(R)-1).  ASC 805-10, 805-20 and 805-30 require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the fair value cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date. ASC 805-10, 805-20 and 805-30 amend the disclosure requirements of ASC 805 to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued. ASC 805-10, 805-20 and 805-30 are effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company adopted this pronouncement on January 1, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, “Subsequent Events” (“FAS 165”)), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

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

In April, 2010, the FASB issued ASU 2010-12, “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts”.  The guidance clarifies that the Company may incorporate the same effective date for adopting both the effects of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (collectively, Healthcare Legislation).   The Company adopted the pronouncement for the quarter ended June 30, 2010.  The Company’s adoption of the new standard did not have a material effect on the Company’s financial position or results of operations.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of September  30, 2010 and December 31, 2009, respectively.

	September 30, 2010		December 31, 2009
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Other Liabilities	$157,851	$157,851	$-	$-

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

The Company has determined the fair value of its long term debt approximates it’s book value.  The Company based its decision by looking at current rates available based on the Company’s estimate for nonperformance and liquidity risk, the Company’s loan to value ratio, the maturity of the debt and the underlying security of the debt.

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

The estimated fair value of the Company's investment in the Callery Judge Grove (the “Grove”) property at December 31, 2009, based upon an independent third party appraisal report, is approximately $17,134,000 without adjustment for minority interest, lack of marketability discount, or the property related secured debt facility,  based strictly on a pro rata basis of the Company's ownership percentage. The Grove is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets under Topic 820, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of September 30, 2010, the carrying value of the Company’s investment was $0.

13.     Risk Management – Use of Derivative instruments:

The Company entered into the Interest Rate Swap (“Swap”) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the Swap was $157,851 as of September 30, 2010.

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

14.     Related Party Transactions:

On April 30, 2010, the Company’s then existing lender (the “Bank”) assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company to Asia World Marketplace LLC (“AWM”). Paul Lamb, the Company’s Chairman, serves as the Managing Director of AWM.  Additionally, AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and which was paid closing fees of $6,585 directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.  Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consists of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.

15.     Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” “the Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

As of September 30, 2010 we had 100% ownership in three medical office parks, comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has a 9.99% limited partnership interest in an undeveloped Florida property called “the Grove”.

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

Our properties are concentrated in New York State and Northern Virginia. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. The principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Risk Factors” in Item 1A of our Annual Report on form 10-K for the year ended December 31, 2009 for additional information regarding these factors.

The economic recession and illiquidity and volatility in the financial and capital markets during 2008 and 2009 negatively affected substantially all businesses, including ours.  Although signs of an economic recovery in 2010 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.  Additionally, the Company believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments spread out the vacancy impact and rent rate impact from an economic downturn.

Global Credit and Financial Crisis:  The continued concerns about the impact of a widespread and long term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential depression in our common stock price.  The continued progression of our condemnation lawsuit has also added volatility to our common stock price.  As a result, our business continues to be impacted by factors including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) difficulty in consummating property acquisitions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

Health Care Legislation:  The Health Care Legislation will potentially affect medical office real estate due to the direct impact on its tenant base.  While the impact is not expected to be immediate due to the multi-year phase in period, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients, or downsizing as a result of combining practices with other professionals.  As a result, our business could be impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates, and (3) increased challenges in re-leasing space.

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

Third Quarter 2010 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended September 30, 2010.

Leasing – We entered into 5 new leases and lease extensions encompassing approximately 8,000 square feet and $155,842 in annual revenue.  Furthermore, we had 4 terminations encompassing approximately 8,000 square feet and $143,336 in annual revenue. The Company recognized $75,334 in net tenant deferred revenue.

Our continued focus on re-tenanting vacant space, renewing tenants and transitioning tenants to longer term leases has resulted in total lease commitments as of September 30, 2010 and December 31, 2009 of $13,750,000 and $13,137,000, respectively, an increase of $613,000.  The increase in lease commitments is due to the Company experiencing net new and renewal activity in excess of the terminations.

Condemnation lawsuit - On June 30, 2010, the Court of Claims of the State of New York announced its decision in the Company’s case for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property requiring the State to pay the Company an additional $98,685,000. Under New York’s eminent domain law (the “EDPL”) and in the opinion issued by the Court of Claims of the State of New York, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount at a rate not to exceed the statutory rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, the Company submitted a motion under EDPL Section 701 to the Court on September 4, 2010 seeking reimbursement of costs and expenses incurred by the Company including attorneys’ fees and costs in the amount of $1,474,191.18.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department, from the judgment of the Court of Claims entered in favor of the Company for $125 million plus statutory interest through the date of payment.  Under the Rules of Procedure of the Appellate Division, Second Department, an appellant is allowed up to six months from the date of its notice to appeal to perfect the appeal and file its brief.  Therefore, barring an extension given to the State for cause, the State’s brief will be due not later than March 7, 2011.

As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the Court’s decision and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at September 30, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.  Additionally, the ability for the Company to collect from the State of New York will be directly impacted by the states solvency.

Related Party Transactions

On April 30, 2010, the Company’s then existing lender (the “Bank”) assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company to Asia World Marketplace LLC (“AWM”). Paul Lamb, the Company’s Chairman, serves as the Managing Director of AWM.  Additionally, AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and which was paid closing fees of $6,585 directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.  Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consists of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.

During the quarter ended September 30, 2010, the Company had $1,750,000 under the line of credit and the balance remains outstanding.  The Company incurred interest expense for the quarter under this facility of $28,437.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 compared with the Three Months Ended September 30, 2009.

Rental revenues are comprised solely of rental income and amounted to $1,248,784 and $1,150,921 for the three months ended September 30,  2010 and 2009, respectively, an increase of $97,863 or 9%.  The increase is primarily comprised of net new and renewed lease rates.  The Port Jefferson Medical Center, Cortlandt Manor Medical Center, Fairfax Medical Center and the Flowerfield Industrial Park reflect net new tenants and expansions over the comparable 2009 period, resulting in additional revenue of approximately $22,000, $17,000, $25,000, and $24,000, respectively.  Approximately $13,000 of the increase in Cortlandt Manor is attributable to the second quarter acquisition of the additional Cortlandt Manor property.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $170,439 and $141,498 for the three months ended September 30, 2010 and 2009, respectively, an increase of $28,941 or 20%.  The increase is primarily comprised of higher billable expenses in 2010 and a more aggressive approach to managing tenant reimbursements.

Rental expenses for the three months ended September 30, 2010 and 2009 were $538,290 and $515,099, respectively, an increase of $23,191 or 5%.  Approximately $40,000 of the increase was attributable to higher maintenance and utility expenses at the Port Jefferson and Cortlandt Manor properties, approximately $8,000 of which was attributable to the acquisition of the additional Cortlandt Manor property.  The increase was partially offset by a reduction in of $17,000 in maintenance/service costs and lease amortization at the Flowerfield industrial Park. The higher rental expenses were a result of continuing efforts to aggressively manage tenant reimbursements.

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $604,672 and $653,171, respectively, a decrease of $48,499 or 7%.  The major contributing factors to the decrease in general and administrative expenses were decreases in accounting fees, corporate development fees and asset acquisition fees of approximately $46,000, $42,000, and $57,000, respectively, offset by an increase of approximately $54,000 in legal and consulting fees and approximately $42,000 in compensation and benefits.

Condemnation expenses for the three months ended September 30, 2010 and 2009, were $53,361, and $561,069, respectively, a decrease of $507,708 or 90%.  The condemnation expenses were incurred to support the trial heard in the Court of Claims in August 2009 and the related legal fees related to the Court’s decision issued in the Company’s condemnation litigation  in June 2010.

Depreciation for the three months ended September 30, 2010 and 2009 was $203,074 and $192,768, respectively, an increase of $10,306 or 5%.  The increase of $10,306 is attributable to the acquisition of the additional Cortlandt Manor property and the renovations in the remaining developed property portfolio.

Interest expense for the three months ended September 30, 2010 and 2009 was $296,928 and $260,600, respectively, an increase of $36,328 or 14%.  The increase was mainly attributable to the draw down of the revolving line of credit.

There was no provision or benefit for income tax for the three-months ended September 30, 2010 or 2009.  The Company no longer has any deferred tax liabilities related to the initial condemnation payment received and therefore does not expect a deferred tax benefit for 2010.

The Company is reporting a net (loss) of $(277,079) and $(831,296) for the three months ended September 30, 2010 and 2009, respectively, primarily due to the impact of the items discussed above.

Nine Months Ended September 30, 2010 compared with the Nine Months Ended September 30, 2009.

Rental revenues are comprised solely of rental income and amounted to $3,650,138 and $3,074,115 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $576,023 or 19%.  The increase is primarily comprised of approximately $300,000 attributable to the acquisition of the Fairfax Medical Center on March 31, 2009 and net new and renewed lease rates of approximately $276,000.  Approximately $31,000, $129,000 and $19,000 is from six tenants in Fairfax, one tenant in Flowerfield, and three tenants in Port Jefferson, respectively, who are occupying space that was vacant or partially vacant during the comparable prior period.  Additionally, $19,000 is from two tenants resulting from the acquisition of the additional Cortlandt Manor property in 2010.

Tenant reimbursements were $490,056 and $397,127 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $92,929 or 23%.  The increase is comprised of approximately $23,000 attributable to the acquisition of the Fairfax Medical Center on March 31, 2009, higher billable expenses in 2010 and a more aggressive approach to managing tenant reimbursements.

Rental expenses for the nine months ended September 30, 2010 and 2009 were $1,650,381 and $1,432,134, respectively, an increase of $218,247 or 15%.  The acquisition of the Fairfax Medical Center increased rental expenses by approximately $125,000.  The remaining increase was mainly attributable to the higher utility expenses and higher maintenance expenses resulting from an unusually high level of winter storm activity in 2010.

General and Administrative expenses for the nine months ended September 30, 2010 and 2009 were $1,729,943 and $1,970,570, respectively, a decrease of $240,627 or 12%.  The major contributing factors to the decrease in general and administrative expenses were a decrease in accounting fees of $37,000, legal and consulting fees of approximately $72,000, a decrease in other outside services of $47,000, a decrease in corporate governance of approximately $82,000, a decrease in asset acquisition fees and other corporate development fees of $84,000, offset by an increase of approximately $85,000 in compensation and benefits.

Condemnation expenses for the nine months ended September 30, 2010 and 2009 were $53,361 and $1,018,700, respectively, a decrease of $965,339 or 95%. The condemnation expenses were incurred to support the trial heard in the Court of Claims in August 2009.

Depreciation for the nine months ended September 30, 2010 and 2009 were $599,751 and $490,376, respectively, an increase of $109,375 or 22%.  Approximately $70,000 of the increase is the result of the acquisition of the Fairfax Medical Center.  The majority of the remaining increase of approximately $39,000 is from renovations in the remaining developed property portfolio.

Interest income for the nine months ended September 30, 2010 and 2009 was $1,331 and $123,202, respectively, a decrease of $121,871 or 99%.  The decrease is primarily due to the 2009 liquidation  of the Company’s remaining investments in REIT-qualified securities and a redirection of those funds into real estate acquisitions.

Realized gain on marketable securities for the nine months ended September 30, 2009 was $159,805.  There were no realized gains or losses in marketable securities in the nine months ended September 30, 2010, as a result of the Company liquidating its investment in hybrid mortgage backed securities during 2009.

Interest expense for the nine months ended September 30, 2010 and 2009 was $835,945 and $678,268, respectively, an increase of $157,677 or 23%.  The increase is mainly attributable to the mortgage financing primarily associated with the purchase of the Fairfax Medical Center on March 31, 2009 and the drawdown of the Line of Credit during 2010.

The benefit for income tax for the nine-month period ended September 30, 2009 of $4,140,939 was due to the reinvestment of the condemnation proceeds through the acquisition of the Fairfax Medical Center under Section 1033 of the Internal Revenue Code. The Company no longer has any deferred tax liabilities related to the initial condemnation payment received and therefore does not expect a deferred tax benefit for 2010.

The Company is reporting a net (loss) income of $(727,856) and $2,305,140 for the nine months ended September 30, 2010 and 2009, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling of capital.

The Company originally received $26.3 million as an advance payment in connection with the condemnation of 245 acres of the Flowerfield property.  The proceeds were invested in hybrid mortgage-backed securities pending the identification of REIT-qualified investment properties that would satisfy the Internal Revenue Code Section 1033 (“IRC 1033”) deferral requirements. In June 2007, the Company acquired the Port Jefferson Professional Park for approximately $8.9 million.  The purchase was a REIT qualified investment that also met the requirements for tax deferred treatment under IRC 1033 resulting in a tax benefit of $725,000.  Furthermore, in mid-2008, the Company reinvested $7.0 million of condemnation proceeds in the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, resulting in a tax benefit of $2.8 million.

During the year ended December 31, 2009, the Company purchased the Fairfax Medical Center in Fairfax, Virginia, for $12.9 million.  This purchase resulted in a tax benefit of approximately $4.1 million and completed the reinvestment of the $26.3 million in initial condemnation proceeds.

The Company believes there is opportunity to increase its cash flows from its existing property portfolio through renovations and expansions.  The extent to which the Company expands its existing portfolio through renovations, expansions or acquisitions will be dependant on economic factors including the availability of additional financing at favorable terms.

We generally finance our operations through existing cash on hand and fund our acquisitions through a combination of cash on hand and debt.  On April 30, 2010, the Company negotiated a line of credit with a new lender in the amount of $1,750,000 at a rate of  prime plus 3.25% with a floor of 6.5%.  This facility replaced  the Company’s previous credit line with the prior lender which was in the same amount at a rate of prime plus 1%. The Company borrowed $1,750,000 under the revolving credit line, a portion ($648,000) of which was utilized to purchase an additional Cortlandt Manor property on May 20, 2010.  The balance ($1,102,000) was borrowed for general working capital purposes and to fund capital improvements to our real estate portfolio.  The Company considers the line of credit to be a temporary arrangement as it seeks a longer term financing vehicle more suited to its requirements as an owner/manager of various rental properties.

In that regard, the Company recently received a commitment letter from a bank for a $4,000,000 adjustable rate mortgage with a  floor of 5% and a 20 year term.  The terms of the mortgage include retiring the existing $1,750,000 revolving line of credit and the issuance of an additional $2,250,000.   The mortgage will be secured by up to 35.1 acres of the Flowerfield Industrial Park and its related rents.  The Commitment letter contains traditional due diligence and the Company expects the mortgage to close in the fourth quarter of 2010.  The mortgage will improve the Company’s short term liquidity as it will eliminate the $1,750,000 short term revolving line of credit due June 30, 2011.

As of September 30, 2010, the Company had cash and cash equivalents totaling $755,593.  The Company anticipates that cash flow from continuing operations over the next twelve months will be adequate to fund business operations, and the debt amortization of our long term mortgages.  Additionally, the Company believes proceeds from the new mortgage loan, which the Company expects to close prior to December 31, 2010, will fully satisfy the debt maturing in June 2011 and be sufficient to fund capital expenditures required to renew leases and attract new tenants.

Net cash used in operating activities was $351,023 and $716,944 during the nine months ended September 30, 2010 and 2009, respectively. The underlying drivers that impact working capital and therefore cashflows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.  The cash used in operating activities in the current period was primarily related to the net loss adjusted for depreciation of $629,269 and the reduction in accounts payable of $400,138 offset by an increase in accrued liabilities of $110,115.  The cash used in operating activities in the prior period was primarily related to the net loss before income tax adjusted for depreciation of $500,323 and an increase in prepaid expenses and other assets of $247,936.

Net cash used in investing activities was $1,134,404 and $6,391,333 during the nine months ended September 30, 2010 and 2009, respectively. Cash used in investing activities in the current period was primarily due to the purchase of the additional Cortlandt Manor property at a total cost including closing costs of $728,829 and costs associated with property, plant and equipment of $518,379.  Additionally, during the nine months ended September 30, 2010, $203,000 in proceeds was realized from the liquidation of a one year interest bearing time deposit and $90,196 was incurred in land development costs.  Cash used in investing activities in the prior period primarily consisted of the purchase of the Fairfax Medical Center (“FMC”), including deferred acquisition costs, of $13,022,966 and costs associated with property, plant and equipment of $1,504,469, partially offset by the sale of marketable securities of $8,163,813 and principal payments received on the investment in marketable securities of $295,454.  Additionally during the nine months ended September 30, 2009, $202,011 was invested in a one year interest bearing time deposit and $121,154 was incurred in land development costs.

Net cash provided by financing activities was $1,372,234 and $7,749,885 during the nine months ended September 30, 2010 and 2009, respectively.  The cash provided by financing activities was primarily the result of the Company borrowing $1,750,000 under its revolving line of credit during the nine months ended September 30, 2010.  The Company did not repay any principal on the revolving line of credit.  The Company does not have any interest only mortgages, with the exception of the revolving line of credit, and as a result, during the nine months ended September 30, 2010 and 2009, the Company repaid $323,646 and $283,821, respectively, of principal on its total mortgage obligations.  Additionally, the Company has incurred $54,120 in loan origination fees, of which approximately $26,000 is a deposit in pursuit of longer term financing.  The net cash provided by financing activities in the prior period was primarily the proceeds from the mortgage to purchase the Fairfax Medical Center.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and increased interest rates.   The extended weak economy, unemployment and lack of liquidity combined with the impact of the Healthcare Legislation has resulted in an extensive  reduction in occupancy rates and related rental rates across residential, commercial and medical office properties.  The Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.  The Company’s ability to maintain its current rent roll and or occupancy rate  is dependent on economic factors including the availability of financing.

The slowing economy continues to negatively impact the volume and pricing of real estate transactions.  Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cashflows.

LIMITED PARTNERSHIP INVESTMENT

The Company owns a 9.99% limited partnership interest in Callery Judge Grove, L. P. (the “Grove”) which owns a 3,700+ acre citrus grove in Palm Beach County, Florida.  The Company is accounting for the investment under the equity method. As of September 30, 2010, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

On November 12, 2010, the Company received offering documents from the Grove relating to an offering to its limited partners of units consisting of junior subordinated notes and limited partnership interests, with an aggregate offering amount of a minimum of $2 million and a maximum of $3 million.  The offering is due to expire December 10, 2010 unless extended by the General Partner for up to 90 days.  The subordinated debt generates interest at the rate of 8% per annum which is payable in-kind, and will mature in June 2013.  The units include limited partnership interests constituting 9% of the Grove's equity on a fully diluted basis if the maximum is raised, and 6% if the minimum is raised.  In considering whether to participate in the offering, the Company will analyze all relevant factors, including the terms of the offering and the Company’s own cash position.

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

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Gyrodyne Company of America, Inc. v. The State University of New York at Stony Brook

On June 30, 2010, the Court of Claims of the State of New York announced its decision in the Company’s case for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property requiring the State to pay the Company an additional $98,685,000. Under New York’s eminent domain law (the “EDPL”) and in the decision issued by the Court of Claims of the State of New York, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount at a rate not to exceed the statutory rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally,  the Company submitted a motion under EDPL Section 701  to the Court on September 4, 2010, seeking reimbursement of costs and expenses incurred by the Company, including attorneys’ fees and costs in the amount of $1,474,191.18,  On October 7, 2010, the State submitted an Affirmation to the Court in partial opposition to the Company’s motion for reimbursement of costs and expenses, and on October 12, 2010, the Company filed its reply brief.

The State had paid Gyrodyne $26,315,000 for the Property at the time of the taking, which the Company elected under EDPL, to treat as an advance payment while it pursued its claim.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department, from the judgment of the Court of Claims entered in favor of the Company for $125 million plus statutory interest through the date of payment.  Under the Rules of Procedure of the Appellate Division, Second Department, an appellant is allowed up to six months from the date of its notice to appeal to perfect the appeal and file its brief.  Therefore, barring an extension given to the State for cause, the State’s brief will be due not later than March 7, 2011.

As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the Court’s decision and any further determinations.

The Company commenced this litigation in May 2006 and the trial was held from August 13, 2009 to August 18, 2009.  Each side submitted to the Court an appraisal of the Property as of the November 2005 appropriation date.  Gyrodyne’s appraiser valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court which concluded that there was a high probability the Property would have been rezoned from light industrial use to a planned development district.  The State’s appraiser appraised the Property at a fair market value of $22,450,000 based only upon the current light industrial zoning.  In its decision, the Court agreed with the Company’s assertion that the State had improperly valued the Property and misapplied the eminent domain law’s requirement that just compensation be determined based upon the highest and best use and the probability that such use could have been achieved.  Applying this standard, the Court determined that there was a reasonable probability that the Property would have been rezoned from light industrial use to a planned development district.

The Company has not recorded any gain or loss provision or liability related to this litigation at September 30, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 1A through 5 are not applicable to the three months ended September 30, 2010.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Purchase. (3)

10.1	Employment Agreement, with Gary J. Fitlin, dated October 21,2009. (5)

10.2	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: November 15, 2010	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: November 15, 2010	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Purchase. (3)

10.1	Employment Agreement, with Gary J. Fitlin, dated October 21,2009. (5)

10.2	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(5)	Filed as part of this report.