Form 10-K
period 2010-12-31
GYRODYNE CO OF AMERICA INC
filed 2011-03-31
CIK 44689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ___________________.

Commission file number  0-1684

GYRODYNE COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-1688021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FLOWERFIELD, SUITE 24, ST. JAMES, NY	11780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (631) 584-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Shares of beneficial interests, par value $1.00, classified as Common Stock	NASDAQ Small Cap Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes☐No☒

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer     ☐                                                           Accelerated filer ☐
Non-accelerated filer       ☐                                                           Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2010 was $27,070,120. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 26, 2011, 1,290,039 shares of the Registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Introduction:

When we use the terms “Gyrodyne”, the “Company”, “we”, “us” and “our”, we mean Gyrodyne Company of America, Inc. and all entities owned by us including non–consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

All references to 2010 and 2009 refer to our fiscal years ended or the dates, as the context requires, December 31, 2010 and December 31, 2009, respectively.

Cautionary Statements Concerning Forward –Looking Statements

The statements made in this Form 10-K that are not historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to maintain and or develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Item 1. Business

Description of the Company's Business:

Gyrodyne Company of America, Inc. is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company operates primarily in one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties.  Substantially all of the Company’s properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion, or all, or substantially all, of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  However, certain leases provide that the Company is responsible for certain operating expenses.

As of December 31, 2010, the Company has 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising 127,062 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an approximate 10% limited partnership interest in a limited partnership which owns an undeveloped Florida property, “the Grove”.

The Company believes it has qualified, and expects to continue to qualify, as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that we distribute at least 90% of our REIT taxable income, as defined under the code, in the form of a dividend to our shareholders each year and comply with various other requirements.  As a result of the REIT Modernization Act of 1999, the Company is permitted to participate in certain activities without jeopardizing its REIT status which would have previously been precluded, provided the Company conducts these activities  through an entity  that elects to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company has one taxable REIT subsidiary which will be subject to federal and state income tax on the income from these activities.

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

The Company was, from its inception and for the next 25 years, engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy.  Following a sharp reduction in the Company’s helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation.  The Company has since concentrated its efforts on the management and development of real estate.  Following the Company’s conversion to a REIT, which the Company completed in 2007, effective May 1, 2006, and so long as Gyrodyne qualifies for REIT tax status, the Company generally will not be subject to New York State and federal corporate income taxes on income and gain generated after May 1, 2006, the effective date of the Company’s REIT election, from investments in real estate, thereby reducing the Company’s corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of distributions as a C corporation.

Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

Current International Political Uncertainty
The current increase in economic uncertainty stemming from the political unrest in the Middle East is affecting our business.  The  uncertainty has resulted in higher commodity prices which directly result in higher oil, gas and other utility costs, all of which represent a material portion of our overall property operating expenses.  Consequently, our Funds from Operations (See MD&A for definition)  and margins could be adversely affected, if we are unable to pass the increases on to our tenants.

Global Credit and Financial Crisis
The continued concerns about the impact of a widespread and long-term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential depression in our common stock price.  The continued progression of our condemnation lawsuit has also added volatility to our common stock price.  As a result, our business continues to be impacted including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) difficulty in consummating property acquisitions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

Health Care Legislation:  The Health Care Legislation has affected medical office real estate due to the direct impact on its tenant base.  While the total impact is not immediate due to the multi-year phase in period, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  As a result, our business could be impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces.

Business Strategy
We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a liquidity event or series of liquidity events.  This strategy involves a balance between managing our condemnation suit and managing our real estate portfolio.  Our objectives are as follows:

•	actively managing our portfolio to improve our operating cash flow while simultaneously increasing the market values of the underlying operating properties;

•	actively pursuing the re-zoning effort of the Flowerfield property to maximize its value;

•	limiting our use of capital to that which preserves the market value of our real estate portfolio;

•	increasing our working capital without materially increasing our debt service requirements;

•	diligently managing the condemnation lawsuit; and

•	Restructure our short term revolving line of credit (“Revolver”) to a long term mortgage to align the cash flows from capital improvements with related debt service costs.

We believe these objectives will strengthen our business and enhance the value of our underlying real estate portfolio.

Real Estate

Gyrodyne owns a 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James, New York.  Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. The Company currently has 127,062 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2010, there were 45 tenants, comprising 53 leases which include 4 long term tenants under month to month commitments.  The annual base rent based on the rates in effect as of December 2010 is  $1,637,000 which included month to month annualized base rent of $242,000 on approximately 17,800 square feet.  The occupancy rate is 81% as of December 31, 2010.  The Flowerfield property is located in Smithtown Township. Environmental studies are in the process of being updated and numerous other studies including archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it will not incur material costs in connection with compliance with environmental laws. During the years ended December 31, 2010 and December 31, 2009, the Company had no material expenses related to environmental issues.   Associated with the new mortgage loan secured by the Flowerfield Industrial Park, the Company agreed with the bank to an escrow balance of $250,000.  The escrow will be released to the Company following the pending environmental testing provided the results are satisfactory to the bank.

 In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums.  The residential mix and total number of residential units could change upon approval by local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.  The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".  The costs associated with the ownership and development of the property as of December 31, 2010 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,483,000. The Company cannot predict the outcome of the application.  The Company has an additional 5.2 acres bordering the Industrial park that is currently zoned residential and is not part of the application for planned residential.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 39,329 square feet of rentable space. As of December 31, 2010, there were 22 tenants, comprising 21 leases, and one long term tenant under a month to month agreement, together renting space with an annual base rent of approximately $992,000, based on the tenant base and rates in effect on December 2010. The occupancy rate was 97% as of December 31, 2010.  The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space. The purchase price was $7 million or $231 per square foot.  As of December 31, 2010, there were 13 tenants, comprising 14 leases, renting space with an annual base rent of approximately $979,000, based on the tenant base and rates in effect as of December 2010. The property was 100% occupied as of December 31, 2010.  Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

On August 29, 2008, the Company acquired a 1,600 square foot house located on 1.43 acres at 1987 Crompond Road, Cortlandt Manor New York.  The purchase price was $305,000.  The Company was able to take advantage of a distressed sale by the seller as the property is located directly across the street from the Hudson Valley Hospital and adjoins the Cortlandt Medical Center.  The property is zoned for medical office and is potentially a future development site for the Cortlandt Medical Center which is 100% occupied.

On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax, Virginia.  The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space.  The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2010, there were 30 tenants, comprising 31 leases, renting space with an annual base rent of $1,451,000, based on the rates in effect as of December 2010. The occupancy rate as of December 31, 2010 was 91%, which included one signed 2010 tenant who took possession of additional space in March 2011.  Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million Advance Payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York. The property consists of approximately 2,500 square feet of rentable space on 1.6 acres.  The purchase price for the property was approximately $720,000.  This property is adjacent to the 1.43 acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly in front of the Cortlandt Medical Center. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility.  The property was 100% occupied as of December 31, 2010 by two tenants with a total annual base rent of $51,600.

The Company had non-recurring acquisition fees of $15,396 which were expensed as incurred.

Limited Partnership Investment in Callery-Judge  Grove, L.P. (the “Grove”)

The Company’s initial participation in the Grove in 1965 through its wholly-owned taxable REIT subsidiary, Flowerfield Properties, Inc., represented a 20% limited partnership interest in the Grove. Based on four subsequent capital  raises, most recently in 2009, in each of which the Company  chose not to participate, the Company’s share is now approximately 9.99%.

In  November  2010, the Grove made an offering to its partners to invest additional funds in the partnership.  The offering or capital call, had a minimum and maximum aggregate offering amount of $2 million and $3 million, respectively, and was due to expire on December 10, 2010.  In November 2010, after careful deliberation, the Company informed the Grove that it would not participate in the offering.  Subsequently, the Company was informed that the offering period would remain open until March 10, 2011.  The Company’s non-participation in the offering was expected to dilute its ownership interest to 8.98% from 9.99%, depending on the amount raised in the offering.  The Grove completed its offering which closed on March 10, 2011 with a  capital raise of $2 million.    The Company has not yet received the dilution impact or any other details following the close of the offering but estimates its new ownership interest will be reduced to 9.32% from 9.99%.

The original limited partnership investment of $1.1 million, which was made in 1965, has since yielded distributions to Gyrodyne of approximately $5.5 million in the aggregate. Due to recurring losses of the Grove, the investment is carried on the books of the Company at $0 as a result of recording the Company’s pro-rata share of losses under the equity method of accounting.  In fiscal 2000, when the Company’s share of losses equaled the carrying value of the investment, the Company, pursuant to the equity method of accounting , no longer recorded the Company’s share of losses.   The Company does record the tax expense and deferred tax liability related to the Company’s limited partnership interest in the tax losses of the Grove.  The 2010 tax expense and year ended 2010 deferred tax liability related to the Grove is $109,000 and $1,315,000, respectively.

Tax Status

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (REIT) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.  The Company received PLR-135927-10 (“PLR”) , a Private Letter Ruling  dated March 1, 2011 addressing the tax impact to REIT status of the condemnation proceeds.  The PLR ruling states the condemnation award will not be considered in determining whether the Company satisfies the REIT asset test under (i) Internal Revenue Code Section 856(c)(4) and (ii) under Section 856(c)(5)(J) the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether the Company satisfies the REIT  gross income test under sections 856(c)(2) and 856(c)(3).

Competition

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

Internal Growth and Effective Asset Management

Tenant Relations and Lease Compliance – We strive to maintain strong contacts with our tenants in order to understand their  current and future real estate needs.  We directly monitor each of our properties to ensure they are properly maintained and meet the needs of our tenants.

Extending Lease Maturities - We seek to extend leases in advance of expirations to achieve high occupancy levels.  Additionally, our renewal efforts focus on converting our tenants to longer term leases at each of our properties to achieve a  multitenanted portfolio of balanced risk of rollover.

Financing Strategy

General – Our principal source of financing has been property specific debt to leverage specific acquisitions and for 2010 the utilization of the revolving line of credit (“Revolver”).  The revolver was utilized to finance the 2010 acquisition of property in Cortlandt Manor New York, and support capital improvements and general working capital.

Short Term Debt Deleveraging – During 2010, our primary financing focus was to convert or refinance our short term revolver into a long term debt facility to better match the cash flows generated from our long term real estate investments.  In December 2010, the Company refinanced its revolver into a long term $4 million mortgage with a bank at a variable rate of prime plus 1% with a  floor of 5%.  The new facility matures January 2, 2031 with principal and interest payable monthly based on a 20 year amortization period.

Equity Financing – Historically, the Company financed its operations utilizing cash on hand, cash flow from operations and property specific debt. The current economic uncertainty makes it challenging to negotiate debt at acceptable terms.  Accordingly, we may need to raise capital through the equity markets as an alternative financing strategy.  There can be no guarantee that we will be successful raising capital through the equity or debt markets.

Environmental Matters

In connection with the conduct of our business we may order a phase 1 environmental report and, when necessary, a phase 2 environmental report.  Based on a review of such reports, and our ongoing review of each of our properties, as of the date of this report, we are not aware of any environmental condition with respect to any of the properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations.   There can be no assurance that (i) changes in law, (ii) the conduct of tenants, (iii) activities related to properties in the surrounding area , (iv) contamination through the water table due to the low elevation and immediate proximity of the industrial park to the Long Island Sound or (v) the discovery of environmental conditions the extent or severity of which were unknown, will not expose us to material liability in the future.

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

In conjunction with the closing of the Company’s new mortgage on the Flowerfield Industrial Park, the Company agreed with the bank to a $250,000 escrow account which will be released to the Company following the pending environmental testing provided the results are satisfactory to the bank .

Insurance

The Company carries comprehensive liability, property and umbrella insurance coverage which includes fire and business interruption insurance and covers all of its properties. The Company annually reviews its policies with regard to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all of its properties are adequately insured.

Major Customers

The three largest tenants as of December 31, 2010 consist of a state agency, another tenant in the industrial park and one medical tenant in our medical parks.

For the year ended December 31, 2010, rental income from the three largest tenants represented 8%, 4% and 4% of total rental income.
For the year ended December 31, 2009, rental income from the three largest tenants represented 6%, 4% and 3% of total rental income.

The current economic challenges facing State and local budgets may impact 2 of the 3 largest tenants.  Both of these tenants have multiple leases some of which are up for renewal during 2011.  Both of these tenants have been long term tenants of the industrial park and the Company believes the leases will be renewed, however, there can be no assurance that those leases will renew for the same square footage, at favorable rates, if at all.

Fiscal year 2010 Transaction Summary:
The following summarizes our significant transactions and other activity during the year ended December 31, 2010.
Acquisitions – On May 20, 2010, the Company closed on the purchase of the land and building located at 1989 Crompond Road, Cortlandt Manor, New York. The property consists of approximately 2,500 square feet of rentable space on 1.6 acres.  The purchase price for the property was approximately $720,000. The purchase has resulted in the Company owning approximately three acres directly in front of the Cortlandt Medical Center. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility.

Additional Debt Financing:
On April 30, 2010, the Company refinanced its existing $1,750,000 line of credit with a new loan from Asia World Marketplace LLC (“AWM”). Paul Lamb, the Company’s Chairman, serves as the Managing Director of AWM.  Additionally, AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction and was paid closing fees of $6,585 by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.  As part of the refinancing, the Company executed and delivered to AWM an amended and restated note, the basic terms of which included a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consisted of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.

On December 29, 2010, the Company closed on a new term loan facility with a bank for $4 million.  A portion of the proceeds was used to retire the outstanding line of credit with AWM of $1,750,000.  The new loan has a maturity date of January 2, 2031 and a floating interest rate of prime + 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  Lamb & Barnosky LLP represented AWM in connection with the new loan, and was paid closing fees of $2,045 by the Company.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account until the satisfactory completion of environmental testing and related receipt of a clearance certificate.  The Company is not aware of any material environmental clean up costs that will be incurred to release the escrow.

Leasing Activity
New Leases and Renewals:
Medical Parks – During 2010, we entered into eight new leases and lease expansions in our medical parks encompassing approximately 9,300 square feet and approximately $231,000 in annual rent.  We also renewed 11 leases comprising approximately 21,000 square feet and $594,000 in annual revenues.

Industrial Park – During 2010, we entered into seven new leases and lease expansions in the Flowerfield industrial park encompassing approximately 7,000 square feet and $83,000 in annual revenue.  The Company’s industrial park continues to meet the growing demands of the market place as demonstrated by existing tenants who expanded their leased square footage by approximately 5,100 square feet and annual revenue of $52,000.  Additionally, we entered into twenty renewals in the industrial park during 2010 comprising 23,393 square feet and annual revenues of $339,000.

Lease Terminations/Defaults - We aggressively negotiate renewals to ensure we maximize the revenue stream and market value of our properties.  There were four lease terminations inclusive of defaults in our medical parks comprising approximately 5,000 square feet and $119,000 in annual revenues during 2010.  Additionally, our industrial park experienced eight lease terminations inclusive of defaults comprising approximately 10,000 square feet and $140,000 of annual revenue.

During 2010, the Company’s medical park portfolio experienced two defaults representing approximately 3,000 square feet and $78,000 of annual revenue, all of which was included in the terminations impact.  The Company aggressively enforces the terms of the leases and has received judgment on one lease for approximately $53,000 reflecting the remaining lease obligation plus legal fees and is subject to interest until paid.  The second  termination occurred late in the fourth quarter and the Company is in the process of enforcing the lease obligation.  The Company did not record the judgment in the financial statements from such defaults as its policy is to recognize revenue when it is both earned and  timing of payment is known.

During 2010, the Company’s industrial park experienced one default representing approximately 3,500 square feet and $52,000 of annual revenue all of which was included in the terminations.  The Company received a Stipulation of Settlement (“judgment”) on the former tenant reflecting the remaining unpaid balance of its lease obligation.  In accordance with the policy stated above, the Company did not record the judgment in the financial statements from such defaults.

Condemnation lawsuit – During 2009, the Company invested significant time and resources on expert witnesses, our legal team, and other consultants for the Company’s case for just compensation for the 245.5 acres of its Flowerfield property in the Court of Claims of the State of New York, resulting in condemnation-related expenses of $1,307,184.  The trial commenced on August 13, 2009 and concluded on August 18, 2009. The Company submitted its post trial memorandum of law prior to the court-imposed deadline of November 23, 2009.

On June 30, 2010, the Court of Claims announced its Decision in the Company’s case for just compensation for the 245.5 acres of its Flowerfield property requiring the State to pay the Company an additional $98,685,000. Under New York’s eminent domain procedural law (the “EDPL”) and in the Decision issued by the Court of Claims, the Company is also entitled, pursuant to EDPL Section 514, to statutory interest on the additional amount at a rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally,  the Company submitted a motion under EDPL Section 701  to the Court on September 4, 2010, seeking reimbursement of costs and expenses incurred by the Company, including attorneys’ fees and costs in the amount of $1,474,191,  On October 7, 2010, the State submitted an Affirmation to the Court in partial opposition to the Company’s motion for reimbursement of costs and expenses, and on October 12, 2010, the Company filed its reply brief.

The State had paid Gyrodyne $26,315,000 for the Property at the time of the taking, which the Company elected under EDPL, to treat as an advance payment which was received in March 2006, while it pursued its claim.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department, from the judgment of the Court of Claims entered in favor of the Company for $125 million (including the $26.3 million advance payment) plus statutory interest through the date of payment.  Under the Rules of Procedure of the Appellate Division, Second Department, an appellant is allowed up to six months from the date of its notice to appeal to perfect the appeal and file its brief.  Therefore, barring an extension given to the State for cause, the State’s brief will be due no later than March 7, 2011.  See “Subsequent Events”.

The Company commenced this litigation in May 2006 and the trial was held from August 13, 2009 to August 18, 2009.  Each side submitted to the Court an appraisal of the Property as of the November 2005 appropriation date.  Gyrodyne’s appraiser valued the property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court which concluded that there was a high probability the property would have been rezoned from light industrial use to a planned residential development district.  The State’s appraiser appraised the property at a fair market value of $22,450,000 based only upon the current light industrial zoning.  In its decision, the Court agreed with the Company’s assertion that the State had improperly valued the property and misapplied the eminent domain law’s requirement that just compensation be determined based upon the highest and best use and the probability that such use could have been achieved.  Applying this standard, the Court determined that there was a reasonable probability that the property would have been rezoned from light industrial use to a planned residential development district.

The Company has not recorded any gain or loss provision or liability related to this litigation as of December 31, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.

Subsequent Events:
Leasing Activity
Subsequent to December 31, 2010 the Company did not sign any new leases or experience any terminations from existing tenants with the exception of a lease for rooftop space in Virginia. The Company’s lease with a cellular communication company comprising 49 square feet of rooftop space and approximately $18,600 in annual revenue was terminated by its tenant thereby triggering a contractual early termination fee equal to twelve months rent.

Taxes
The Company received PLR-135927-10 (“PLR”) , a Private Letter Ruling  dated March 1, 2011 addressing the tax impact to REIT status of the condemnation proceeds.  The PLR ruling states the condemnation claim will not be considered in determining whether the Company satisfies the REIT asset test under Internal Revenue Code Section 856(c)(4) and (i) under Section 856(c)(5)(J) the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether the Company satisfies the REIT  gross income test under sections 856(c)(2) and 856(c)(3). The Company believes the ruling supports its long term ability to maintain its REIT status including the impact from the ultimate resolution of the condemnation case, the timing and amount of which cannot be determined at this time.

Condemnation litigation – On February 1, 2011, the Court of Claims entered a Decision and Order granting the Company’s motion for an additional allowance of $1,474,940.67 for actual and necessary costs, disbursements and expenses, including attorneys’ fees and expenses, incurred in its case for just compensation.

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department (the “Appellate Division”).  The Brief perfects the State’s appeal from the Judgment of the Court of Claims  entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,474,940.67 for fees and expenses.

As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the Court’s decision and any further determinations.

Other

Employees -  As of December 31, 2010 we had 12 employees, 9 of which are full time.

Industry Segments: - We operate primarily in one segment, investment in multitenanted industrial and medical office buildings.

Web Site – Our internet address is www.Gyrodyne.com.  We make available, free of charge, on or through the Investor Relations section of our web site, Annual Reports on From 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities  Exchange Act of 1934, as well as Proxy Statements, as soon as reasonably practicable following the providing of such material or electronic filing of such material with the U.S. Securities and Exchange Commission (“SEC”).  Also available on our web site is our Audit Committee Charter, and our Code of Business Conduct and Ethics governing our directors, officers and employees.  In addition, our web site includes any purchase or sale of securities by our officers, directors as well as any non-GAAP financial disclosures (defined by SEC’s Regulation G) that we may make public orally, or in writing.

Our Investor Relations department can be contacted at One Flowerfield, St. James, New York  11780, ATTN: Investor Relations or by  Telephone: 631-584-5400.

Principal Executive Offices – Our principal executive office is located at One Flowerfield, St James, New York 11780.  Our telephone number is 631-584-5400.

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has 127,062 square feet of rental space and has 45 tenants. The Company also owns a professional office park which consists of ten buildings located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has 39,329 square feet of rental space and 22 tenants. In addition, the Company owns a medical office park which consists of six buildings (including the additional building purchased during 2010) located in Cortlandt Manor, New York. The property currently has 33,698 square feet of rental space and 15 tenants.  On March 31, 2009, the Company expanded outside New York State with the acquisition of the Fairfax Medical Center, an attached two building medical park in Fairfax Virginia.  The property consists of 57,621 square feet and has 30 tenants.

The land at all locations is carried on the Company's balance sheet at cost in the amount of $5,697,483 while the buildings and improvements are carried at a depreciated cost of $27,820,951.

The average age of the Flowerfield buildings is approximately 51 years while the Port Jefferson Station buildings have an average age of 37 years, the Cortlandt Manor buildings have an average age of 21 years and the average age of the Fairfax Virginia buildings is approximately 38 years.  All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 66 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts  tenants ranging in size from Stony Brook University and Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling.  In the ten buildings located in Port Jefferson Station, the rental unit sizes range from 384 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the six buildings located in the Cortlandt Medical Center in Cortlandt Manor, the rental size units range from 1,123 to 4,358 square feet and are conducive to medical offices consisting primarily of medical professionals.  In the two buildings located in Fairfax Medial Center in Fairfax County, Virginia, the rental size units range from 489 to 5,934 square feet and are conducive to medical offices consisting primarily of medical professionals.

The Company currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2010 for each of the Company’s properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	127,062	81%	$1,637,000	$15.84	45	1
Port Jefferson Professional Park	39,329	97%	$992,000	$26.01	22	3
Cortlandt Medical Center	33,698	100%	$1,030,000	$30.57	15	3
Fairfax Medical Center	57,621	91%	$1,387,000	$26.55	30	1
All Locations	257,710	88%	$5,046,000	$22.19	112	0

The following table sets forth the Company’s scheduled lease expirations as of December 31, 2010

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2011	56	80,000	$1,852,628	38.63%
2012	20	32,000	672,267	14.02%
2013	12	19,000	500,433	10.43%
2014	14	29,000	689,850	14.38%
2015	9	15,000	289,016	6.03%
Thereafter	11	33,000	791,768	16.51%

The Company’s properties are located in the hamlet of St. James, Port Jefferson Station and Cortlandt Manor, New York and Fairfax, Virginia. The Company has filed an application for the zoning of approximately 62.4 acres in St. James to be changed from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential.   The Company has an additional  5.2 acres bordering the Industrial park that is currently zoned residential and is not part of the application for planned residential.

Item 3. Legal Proceedings

Gyrodyne Company of America, Inc. v. The State of New York

The Company commenced this litigation in May 2006 against the State of New York in the Court of Claims of the State of New York for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property taken by the State of New York under eminent domain on November 2, 2005.  The trial was held from August 13, 2009 to August 18, 2009.  Each side submitted to the Court of Claims an appraisal of the Property as of the November 2005 appropriation date.  Gyrodyne’s appraiser valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court of Claims which concluded that there was a high probability the Property would have been rezoned from light industrial use to a planned residential development district.  The State’s appraiser appraised the Property at a fair market value of $22,450,000 based only upon the current light industrial zoning.

On June 30, 2010, the Court of Claims published its Decision requiring the State to pay the Company an additional $98,685,000 as just compensation for the Property.  The State had paid the Company $26,315,000 for the Property at the time of the taking, which the Company elected under New York’s eminent domain law (the “EDPL”) to treat as an advance payment while it pursued its claim. Under the EDPL and in the Decision issued by the Court of Claims, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount awarded at a rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, the Company submitted a motion to the Court of Claims on September 4, 2010 under EDPL Section 701 seeking reimbursement of costs and expenses incurred by the Company, including attorneys’ fees and costs in the amount of $1,474,191.18.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department (the “Second Department”), from the Judgment of the Court of Claims entered in favor of the Company for an additional $98,685,000 plus statutory interest through the date of payment.  Under New York’s Civil Practice Law and Rules, an appellant is allowed up to six months from the date of its notice to appeal to perfect the appeal and file its brief.

On October 7, 2010, the State submitted an Affirmation to the Court of Claims in partial opposition to the Company’s motion for reimbursement of costs and expenses, and on October 12, 2010, the Company filed its reply brief.

On February 1, 2011, the Court of Claims entered a Decision and Order granting the Company’s motion for an additional allowance of $1,474,940.67 for actual and necessary costs, disbursements and expenses, including attorneys’ fees and expenses, incurred in its case for just compensation.

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department.  The Brief perfects the State’s appeal from the Judgment of the Court of Claims  entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court's Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,474,940.67 for fees and expenses.

As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decision of the Court of Claims and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at December 31, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information

The Company's Common Stock, $1 par value (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company’s stock is publicly traded. Set forth below are the high and low sales prices for the Company’s stock for each full quarter within the two most recent fiscal years:

Quarter Ended
Fiscal 2009	Low	High
March 31, 2009	$21.00	$26.25
June 30, 2009	$23.14	$42.01
September 30, 2009	$34.30	$44.98
December 31, 2009	$36.87	$44.34

Quarter Ended Fiscal 2010	Low	High
March 31, 2010	$36.68	$41.92
June 30, 2010	$36.39	$47.02
September 30, 2010	$71.00	$82.53
December 31, 2010	$72.35	$82.20

(b)           Approximate number of equity security holders, including shares held in street name by brokers.

Number of Holders of Record
Title of Class	as of March 26, 2011
Common Stock, $1.00 Par Value	559

(c)	There were no cash dividends declared on the Company’s Common Stock during the years ended December 31, 2010 and 2009.

(d)	Equity Compensation Plan Information.

As of December 31, 2010, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Item 6. Selected Financial Data

	2010	2009	2008	2007	2006
Statement of Operations Data
Total gross revenues	$5,550,863	$4,834,416	$3,385,519	$2,029,939	$1,477,635
Total rental expenses	2,218,589	1,953,613	1,519,027	1,046,397	895,195
Condemnation costs	109,354	1,307,184	520,469	783,390	1,810,607
Mortgage interest expense	1,117,963	942,986	465,963	162,450	-
Federal tax provision (benefit)	109,000	(4,130,000)	(2,496,000)	(403,989)	(1,747,814)
Net income (loss)	(1,081,465)	1,522,890	1,542,249	(1,551,654)	(176,302)
Balance Sheet Data
Real estate operating assets, net	$33,061,954	$32,267,032	$18,060,074	$10,176,717	$821,777
Land held for development	2,041,037	1,925,429	1,771,558	1,339,892	879,980
Total assets	39,768,219	36,105,005	30,189,687	27,425,229	30,947,715
Mortgages including interest rate swap	21,845,279	18,164,266	10,560,486	5,502,623	-
Cash distribution paid	-	-	-	5,160,157	-
Total equity	14,961,340	14,633,741	12,686,301	13,023,698	19,791,086
Other Data
Funds from operations (1)	$(233,911)	$(1,892,197)	$(890,482)	$(2,123,509)	$(125,399)
Cash flows provided by (used in):
operating activities	(346,936)	(1,705,447)	(843,073)	(3,273,974)	25,977,208
investing activities	(1,524,192)	(6,269,146)	(6,310,030)	9,023,748	(24,726,025)
financing activities	3,143,864	7,637,486	4,903,855	(5,245,920)	74,052
Net increase (decrease) in cash and cash equivalents	1,272,736	(337,107)	(2,249,248)	503,854	1,325,235
Medical property
Rentable square footage	130,648	127,213	71,462	41,651	-
Occupancy Rate	95%	89%	92%	97%	-
Industrial property
Rentable square footage	127,062	127,062	127,062	127,062	127,062
Occupancy	81%	83%	89%	90%	71%

(1)
The Company calculates Funds from operations (“FFO”) in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT (National Association of Real Estate Investment Trusts).  The white paper defines FFO as Net Income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

We believe that FFO is a useful supplemental measure of our operating performance.  The exclusion of gains and losses on the sale of real estate allows investors and analysts to identify the operating results of the assets that reflect the core of our activity and assists in comparing the results of that activity across reporting periods.  Additionally, FFO is the recognized industry standard for reporting the operations of a REIT.   As a result, providing FFO data facilitates comparison of operating performance with other REITS.

Historical cost accounting under GAAP measures, implies that real estate asset values diminish over time.  Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing historical cost accounting alone to be insufficient.  Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors .  However, our FFO includes a material cost for condemnation litigation  which other REITS may not incur.  Condemnation is not an extraordinary item as defined by GAAP, therefore such costs were included in the computation of FFO.  We disclose separately our condemnation costs to enable the investors and analysts to compute the impact of condemnation on FFO.

FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the capital expenditures and capitalized leasing costs necessary to maintain the operating performance of our properties.  Such capital expenditures are significant economic costs and can materially impact results of operations and net cash flow provided or used between reporting periods.

Noncash adjustments to arrive at FFO included depreciation and amortization and the tax benefit under Section 1033 of the Internal Revenue Code.  The tax benefit is from the rollover of the Advance Payment from Condemnation of 245 acres.  Under the definition of FFO, gain or loss from property transactions are excluded from FFO.  There were no other NAREIT defined FFO adjustments contained in the operating results.

FFO is reconciled to Net Income in the Management Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”).

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

As of December 31, 2010, our portfolio consisted of four developed properties, consisting of  22 buildings with an aggregate of 257,710 rentable square feet. We also own undeveloped land parcels adjacent to existing properties for which plans are currently being formulated.

Factors Which May Influence Future Operations

Our operating focus is on acquiring, developing, owning, leasing and managing medical, commercial and industrial space. As of December 31, 2010, our operating portfolio was 88% leased to 112 tenants with one occupancy scheduled for March, 2011, upon completion of certain tenant improvements. As of December 31, 2009, our operating portfolio was 86% leased to 112 tenants. The year over year increase  in the gross portfolio occupancy percentage is the result of aggressively repositioning the Fairfax facility purchased in March 2009 where occupancy increased from  81% to 91%, and expanding our occupancy in the Port Jefferson Medical Park from 92% to 97%.  The Company’s strategy of repositioning its assets involves purchasing medical space where the Company believes it could increase the occupancy rate of the targeted acquisition. As a result, a material acquisition where the acquired asset’s occupancy rate is below the Company average will result in temporarily decreasing the overall occupancy rate.  The Virginia acquisition had a lower occupancy rate than the occupancy rate of  the Company’s other medical parks.  Furthermore, the rental rates in Virginia are greater than the historical Company average rate, therefore the increase in occupancy will have a proportionately greater impact in rental income on the overall portfolio.

Our leasing strategy for 2011 includes negotiating longer term leases, and focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2010. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2011	56	80,000	$1,852,628	38.63%
2012	20	32,000	672,267	14.02%
2013	12	19,000	500,433	10.43%
2014	14	29,000	689,850	14.38%
2015	9	15,000	289,016	6.03%
Thereafter	11	33,000	791,768	16.51%

The success of our leasing and acquisition strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and trends in the United States and in our target markets of New York, northern Virginia and the eastern portion of the United States. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

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

Revenue recognition - Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Tenant reimbursements to the Company for expenses where the Company negotiates, manages, contracts and pays the expense on behalf of the tenant are recognized as revenue when they become estimable and collectible. Ancillary and other property related income is recognized in the period earned.  The only exception to the straight line basis are for tenants at risk of default.  Revenue from tenants where collectability is in question is recognized on a cash basis when the rent is received.

Allowance for doubtful accounts - Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

A ssets and Liabilities Measured at Fair-Value – Fair Value Measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

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

The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, the guidance establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

RESULTS OF OPERATIONS

The following is a comparison, for the years ended December 31, 2010 and 2009, of the operating results of Gyrodyne Company of America, Inc.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The Company is reporting a net loss of $(1,081,465) for the twelve months ended December 31, 2010 compared to net income of $1,522,890 for the twelve months ended December 31, 2009.  Basic and diluted per share loss amounted to $(0.84) for 2010 compared to per share income of $1.18 for the prior year. The year ended December 31, 2010 included the recognition of a tax provision of $109,000 compared to the prior year which included the recognition of a net tax benefit totaling $4,130,000, which is more fully described in a later section of this report.  The Company does not have any REIT taxable income for 2010 and 2009.  As a result, there is no available distributable income; accordingly the Company has not declared a dividend.

Rental revenues. - Rental revenues are comprised solely of rental income and amounted to $4,892,946, representing a $605,719 or a 14% improvement over the 2009 total of $4,287,227.  Approximately $300,000 and  $31,900, respectively, of the  improved revenues  reflect a full year of operating the Fairfax Medical Center which was acquired in March 2009 and approximately 7 months of revenue from the acquisition of the additional building and related lot adjacent to the Cortlandt Medical Center.  The increases over 2009 results per property amounted to $68,723, $59,684, $410,614 and $66,698 for Port Jefferson, Cortlandt, Fairfax and Flowerfield, respectively.

On a pro forma basis, the comparison of rental revenues for the years ended December 31, 2010 and 2009 as if all the properties operated for twelve months are estimated as follows:

Facility Rental Revenue	December 31, 2010	December 31, 2009
Port Jefferson Professional Park	$955,079	$886,356
Cortlandt Medical Center	1,027,793	999,826
Fairfax Medical Center	1,269,281	1,152,709
Flowerfield Industrial Park	1,660,676	1,593,978
Total	$4,912,829	$4,632,869

Tenant reimbursements.- Tenant reimbursements represent expenses negotiated, managed, and incurred directly by the Company on behalf of or for the benefit of the tenants.   Tenant reimbursements were $657,917 and $547,189 for 2010 and 2009, respectively, an increase of $110,728 or 20%.  Approximately $23,000 of the increase was attributable to owning the Fairfax Medical Center for a full year compared to 9 months in 2009. Additionally, the Fairfax Medical Center and Port Jefferson Professional Park increased tenant reimbursements by $42,812 and $42,677, respectively, through a combination of an increase in occupancy and more aggressive management of tenant reimbursements.  The Cortlandt Medical Center maintained 100% occupancy and continued to aggressively manage tenant reimbursements resulting in an increase of approximately $20,000 over the prior year.  The Flowerfield Industrial Park experienced a reduction in tenant reimbursements of $17,786 which resulted from a decline in its occupancy rate.

On a pro forma basis, the comparison of tenant reimbursements for the years ended December 31, 2010 and 2009 as if all the properties operated for twelve months are estimated as follows:

Facility Tenant Reimbursements	December 31, 2010	December 31, 2009
Port Jefferson Professional Park	$194,386	$151,709
Cortlandt Medical Center	153,598	133,574
Fairfax Medical Center	94,957	37,241
Flowerfield Industrial Park	214,976	232,762
Total	$657,917	$555,286

Total expenses excluding interest expense and tax expense .- Expenses, excluding interest and taxes,  amounted to $5,392,967 for 2010 and reflect a decrease  of $1,370,069  or a 20% decrease from the 2009 amount of $6,763,036. Most of the decrease was due to a reduction of $1,197,830 in the Company’s condemnation litigation expenses supplemented by a decrease in the Company’s general and administrative expenses (“G&A”) of $550,264, offset by an increase in rental expense and depreciation of $264,976 and $113,049, respectively.

Rental operation expenses. - Rental expenses for the years ended December 31, 2010 and 2009 were $2,218,589 and $1,953,613, respectively, representing a year-over-year increase of $264,976 or 14%.  The increases over the 2009 expenses per property amounted to $47,222, $68,397, $123,858, and $25,499 for Port Jefferson, Cortlandt Manor, Fairfax and Flowerfield, respectively. Approximately $125,000 of the increase in rental expenses is mainly attributable to owning the Fairfax Medical Center for a full year compared to nine months in 2009 and the approximately $28,000 due to the acquisition of the additional building at Cortlandt Manor in May 2010. An increase in building and grounds maintenance costs and utility/fuel costs of approximately $87,000 and $107,000, respectively, was mainly attributable to the winter storm activity, higher fuel prices and higher occupancy compared to 2009.  The remaining increase was mainly attributable to an increase in operations related compensation of approximately $10,000 and an increase in leasing commission amortization and management fees of approximately $9,000 and $10,000, respectively.  The increase in lease commission amortization and management fees is mainly due to higher occupancy.  On a pro forma basis, the comparison of rental expenses for the years ended December 31, 2010 and 2009 as if all the properties operated for twelve months are as follows:

Facility Rental Expense	December 31, 2010	December 31, 2009
Port Jefferson Professional Park	$404,356	$357,136
Cortlandt Medical Center	468,684	428,987
Fairfax Medical Center	477,680	451,236
Flowerfield Industrial Park	877,113	854,247
Total	$2,227,833	$2,091,606

General and administrative expenses. -  General and administrative expenses  for the years ended December 31, 2010 and 2009 were $2,261,299 and $2,811,563, representing a year-over-year decrease of $550,264 or 20%.  Significant contributing factors between the two reporting periods included 2010 compensation and related benefits, excluding pension expense, of  $943,600, an increase of $34,432 over 2009; and pension expense of $229,833 a decrease of $56,352 compared to 2009.  The pension expense decrease  was mainly attributable to the updated actuarial computation for the annual cost to support the benefits for employees who are vested as of January 1, 2010.  Other factors contributing to the decrease were legal and consulting fees of $156,493 a decrease of $187,346 compared to 2009, a decrease of $32,526 in accounting fees to $109,004 compared to 2009, a decrease in corporate development expenses of $93,794 to $15,395, and a decrease in corporate governance expenses of  $147,067 to $459,415.  In addition, the Company restructured the billing, credit and receivable management process to address the higher risk of defaults associated with a prolonged economic recession.  The new processes successfully reduced the Company’s bad debt expense to $24,000, a decrease of $60,000 from 2009.  The remaining changes in general and administrative expense were a net reduction of $7,611.  The Company anticipates that it can operate efficiently without reversing any of the achieved reductions in general and administrative expenses.

Condemnation expenses. – Condemnation expenses for the years ended December 31, 2010 and 2009 were $109,354 and $1,307,184, a decrease of $1,197,830 or 92%.  The Court of Claims of the State of New York published its Decision in the Company’s case for just compensation for the 245.5 acres of its Flowerfield property requiring the State to pay the Company an additional $98,685,000.  The expenses in 2010 were attributable to legal fees and related expenses to address the Company’s strategy to seek reimbursement of the condemnation related costs.  The Company may incur condemnation costs in 2011 and beyond that substantially exceed those incurred in 2010, to continue vigorously pursuing its rights under this condemnation lawsuit which is currently under appeal.

Depreciation expense. - Depreciation expense increased by 16% or $113,049, amounting to $803,725 in 2010 compared to $690,676 during the prior year and was mainly attributable to owning the Fairfax Medical Center for a full year compared to nine months in 2009.

Interest income and Realized gain.-  Interest income in 2009 was mainly attributable to the Company’s investment in mortgage backed securities issued by U.S. Government Agencies. Interest income for 2010 and 2009 was $1,396 and $107,324, respectively, a decrease of $105,928.  The decrease is directly attributable to the 2009 sale of the Company’s remaining investment in mortgage backed securities issued by US Government Agencies, the redirection of those funds into real estate investments and the normal reductions associated with the payment stream of funds in a mortgage portfolio.  As a result of redirecting funds into real estate investments, the Company no longer has investments in mortgage backed securities and recorded a realized gain in 2009 of $159,805.

Interest expense.-  Interest expense in 2010 and 2009 was $1,131,757 and $945,619, respectively, an increase of $186,138 or 20%.  The increase is attributable to the  interest on the mortgage on the Fairfax Medical Center for all of 2010 compared to 9 months for 2009 supplemented by the 2010 additional outstanding balance of $1,750,000 on the Company’s former line of credit (“Revolver”).  During 2009, the Company did not utilize the Revolver.

On a pro forma basis, the comparison of interest expense for the years ended December 31, 2010 and 2009 as if all the properties operated for twelve months are as follows:

Facility Interest Expense	December 31, 2010	December 31, 2009
Fairfax Medical Center	$466,383	$465,963
Cortlandt Medical Center	279,208	280,266
Port Jefferson Medical Center	303,535	308,984
Flowerfield Industrial Park	-	-
Other interest expense	82,631	2,633
Total	$1,131,757	$1,057,846

As a result of the changes in rental revenue, total expenses and other income (expense), the Company is reporting a loss before provision (benefit) for income taxes of $972,465 for 2010 as compared to a loss of $2,607,110 for 2009, an improvement of $1,634,645.

Income Taxes. For the year ended December 31, 2009, the Company recorded a net benefit for income taxes totaling $4,130,000. Of that total, a benefit of $4,141,000 is directly attributable to the acquisition of the Fairfax Medical Center under Section 1033 of the Internal Revenue Code. Additionally, the Company recorded a deferred tax expense of $11,000 attributable to its limited partnership investment in the Callery-Judge Grove. During 2010, the Company’s tax expense is $109,000, all of which is related to the Company’s limited partnership interest in the Callery-Judge Grove.  The Company’s partnership interest in the losses incurred by the Grove during this fiscal year was $319,469.  The Company no longer has any deferred tax liabilities related to the condemnation advance payment received and therefore does not expect a  deferred tax benefit for 2011.  However, following the Court’s decision on the Company’s condemnation claim in June 2010, a deferred tax benefit will be recorded upon the earlier of the State’s acceptance of the Court’s decision, the favorable conclusion of the appeals process, or a related settlement with the Company.  The timing of when the deferred tax benefit will be recorded is based on when the revenue is recorded.  The timing and amount of such revenue cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below:

	2010	2009
Net cash used in operating activities	$(346,936)	$(1,705,447)
Net cash used in investing activities	$(1,524,192)	$(6,269,146)
Net cash provided by financing activities	$3,143,864	$7,637,486
Ending cash and cash equivalents balance	$2,141,522	$868,786

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Net cash used in operating activities was $346,936 and $1,705,447 during the years ended December 31, 2010 and 2009, respectively. The cash used in operating activities in  2010 was primarily related to an increase in prepaid expenses and other assets of $197,314, a decrease in accounts payable net of an increase in accrued liabilities of $227,015 and a net increase in rent receivable net of deferred rents of $51,085.  The cash used in operating activities in the prior year was primarily related to an increase in prepaid expenses and other assets of $164,291 and realized gains on marketable securities of $159,805 resulting from the liquidation of our investments in hybrid mortgage-backed securities, offset by decreased payments to vendors of $615,717. Prepaid expenses increased mainly due to real estate taxes which the Company ordinarily pays in January.  As part of a standard loan closing, real estate taxes due within six months must be paid out of the closing proceeds. Therefore the Company agreed with the new lender to the early payment of such taxes.

Net cash used in investing activities amounted to $1,524,192 and $6,269,146 for the years ended December 31, 2010 and 2009, respectively.  The cash used in 2010 was primarily due  to the acquisition of the additional building in Cortlandt Manor offset by the liquidation of investment in interest bearing time deposits.  The cash used in 2009 was primarily due  to the acquisition of the Fairfax Medical Center offset by the liquidation of marketable securities in preparation for such acquisition.  Furthermore, additional costs for tenant improvements and rental property common area improvements in 2010 and 2009 of $882,755 and $1,886,943, respectively, were incurred to maintain  and/or improve occupancy rates and related property values in a distressed local and national market.  Additionally, we incurred land development costs of $115,608 and $153,871 in 2010 and 2009, respectively, most of which was in pursuit of our plan for a gated, age-restricted community on the remaining Flowerfield property. Approximately  85% of the 2010 land development costs is comprised of real estate taxes related to the property slated for the development project and currently not being utilized by the industrial park.  The Company anticipates an increase in land development costs as it continues to invest in the rezoning effort related to the development project.

Net cash provided by financing activities amounted to $3,143,864 and $7,637,486 for the years ended December 31, 2010 and 2009, respectively.  The primary source for the cash provided by financing activities in 2010 and 2009 was the 2010 mortgage on the Flowerfield Industrial Park and the 2009 financing of the Fairfax Medical Center acquisition.  The Company does not have any interest only mortgages and as a result, during 2010 and 2009, the Company repaid $439,589 and $396,220, respectively, of principal on its total mortgage obligations.   During 2010, the Company utilized $1,750,000 of its revolving line of credit, all of which was retired out of the proceeds from the new $4,000,000 Flowerfield mortgage.  The new $4,000,000 mortgage on the Flowerfield Industrial Park and approximately 35 acres was comprised of $2,250,000 of additional cash and the assumption of the $1,750,000 revolving line of credit.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account which will be released to the Company following the pending environmental testing provided the results are satisfactory to the bank.  The Company does not believe any material environmental clean up costs will be required to release the escrow.

At December 31, 2010, the Company had cash and cash equivalents of $2,141,522 to meet its current obligations.

For the year ending December 31, 2011, the Company has anticipated capital expenditures of approximately $1,300,000. These capital expenditures are for identified long term lease renewals, general upgrades, necessary repairs that qualify as capital expenditures and costs related to the land held for development.   Approximately $500,000 is for one non-recurring project to address a parking lot expansion to accommodate the needs of the Cortlandt Medical Center which maintained occupancy at 100% for all of 2010.

The Company anticipates being able to fund its operations for the year ending December 31, 2011 from the generation of cash from operations supplemented by its existing cash balance. The Company was in compliance with financial covenants associated with its various loans.

The Company is considering alternative funding strategies including raising capital in the equity markets which would provide additional liquidity for all of the following:
•	fund anticipated normal working capital requirements in 2012 and beyond
•	fund ongoing costs associated with the rezoning application for the Flowerfield property
•	strengthen our balance sheet with such additional liquidity to pursue the condemnation award through the appeal process

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cash flows.  During 2010 and early 2011, the commercial real estate market continued to show significant signs of stress which is directly affecting the credit markets.  The Long Island commercial real estate market continues to show distress in the transaction market.  In early 2011, data in the market reflected new properties for sale are more than double the absorption rate for the same period.  The continued economic challenges and distressed real estate forecasts are adversely affecting the credit markets for commercial real estate causing some lenders to reduce or stop issuing credit or to move toward either equity financing or a combination debt and equity.

Effective with an election dated May 1, 2006, the Company operates as a real estate investment trust (a “REIT”) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets within the ten-year period ending April 30, 2016.  To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. As of December 31, 2010, the Company had cash and cash equivalents of $2,141,522.  The Company  anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements as well as fund any costs to maintain its real estate portfolio.

Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, opportunities to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code, and other factors the Board of Directors may deem relevant.  The Company does not have any REIT taxable income for the year ended December 31, 2010 and 2009.  Based on not having any REIT taxable income for 2010 and 2009, the Board of Directors does not anticipate declaring a dividend during 2011.

INCOME TAXES

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (a “REIT”) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”).  As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT requirements for the year ended December 31, 2010 and was not subject to any federal and state income taxes. The Company intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company received a Private Letter Ruling (“PLR”) that states the Company’s condemnation award, interest income and reimbursement of costs will not be included in certain REIT tests to determine whether the Company remains qualified as a REIT.  There can be no assurance that the Internal Revenue Service will apply the PLR to the Company upon examination as it is based on the specific facts and circumstances presented to the IRS in the Company’s request for the PLR and the IRS may disagree with the facts and circumstances presented.

The Company’s investment in the Callery-Judge Grove, L.P., a limited partnership (the “Grove”) is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2010 and December 31, 2009.  The Grove is located in Florida where there currently is no state income tax.  As a result, under current tax regulations, the Company will not be subject to any significant state income tax from its investment in the Grove.

The severity and longevity of the recession is putting pressure on Federal, state and local governments to increase tax revenue.  The Company can not forecast what impact, if any, will result from future changes in the Federal, State or local changes in their respective tax regulations.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the “Grove” which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents a 9.99% interest in the Grove.  The Company is accounting for the investment under the equity method. As of December 31, 2010, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

In November 2010, the Grove made an offering to its partners to invest additional funds in the partnership.  The offering, or capital call, had a minimum and maximum aggregate offering amount of $2 million and $3 million, respectively, and was due to expire on December 10, 2010. In November 2010, after careful deliberation, the Company informed the Grove that it would not participate in the offering. Subsequently, the Company was informed that the offering will remain open until March 10, 2011. The Company’s non-participation in the offering was expected to dilute its ownership interest to 8.98% from 9.99%, depending on the amount raised in the offering..  The Grove completed its offering which closed on March 10, 2011 with a  capital raise of $2 million.  The Company has not yet received the dilution impact or any other details following the close of the offering but estimates its new ownership interest will be reduced to 9.32% from 9.99%.

DEVELOPMENT OF FLOWERFIELD PROPERTY

In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums.  The residential mix and total number of residential units could change upon approval by local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.  The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".  The costs associated with the ownership and development of the property as of December 31, 2010 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,483,000. The Company cannot predict the outcome of the application. The Company has an additional 5.2 acres bordering the Industrial park that is currently zoned residential and is not part of the application for planned residential.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Supplemental Financial Measure: Funds from Operations (“FFO”)

(2)
The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT.  The White Paper defines FFO as Net Income or loss calculated in accordance with GAAP , excluding extraordinary items , as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

We believe that FFO is a useful supplemental measure of our operating performance.  The exclusion of gains and losses on the sale of real estate allows investors and analysts to identify the operating results of the assets that reflect the core of our activity and assists in comparing the results of that activity across reporting periods.  Additionally, FFO is the recognized industry standard for reporting the operations of a REIT.   As a result, providing FFO facilitates comparison of operating performance with other REITS.

Historical cost accounting under GAAP measures, implies that real estate asset values diminish over time.  Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing a historical cost accounting alone to be insufficient.  Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors .  However, our FFO includes a material cost for condemnation litigation  which other REITS may not incur.  Condemnation is not an extraordinary item as defined by GAAP, therefore such costs were included in the computation of FFO.  We disclose separately under Item 6 (Selected Financial Data) and in the Statement of Operations, our condemnation costs to enable the investors and analysts to compute the impact of condemnation on FFO.

FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the capital expenditures and capitalized leasing costs necessary to maintain the operating performance of our properties.  Such capital expenditures are significant economic costs and can materially impact results of operations and net cash flow provided or used between reporting periods.

Noncash adjustments to arrive at FFO included depreciation and amortization and the tax benefit under Section 1033 of the Internal Revenue Code.  The tax benefit is from the rollover of the Advance Payment from condemnation of 245 acres.  Under the definition of FFO, gain or loss from property transactions are excluded from FFO.  There were no other NAREIT defined FFO adjustments contained in the operating results.

The following table presents FFO for the years ended December 31, 2010 through 2006 inclusive:

	Year ended December 31,
	2010	2009	2008	2007	2006
Realized gains (losses) on marketable securities which are included in Net Income	$-	$159,805	$17,124	$83,967	$464
Net Income	$(1,081,465)	$1,522,890	$1,542,249	$(1,551,654)	$(176,302)
Depreciation and amortization	803,725	690,676	359,625	150,176	48,402
Amortization of capitalized leasing costs	43,829	35,237	7,644	2,969	2,501
Less Income tax benefit on Advance Payment,	-	(4,141,000)	(2,800,000)	(725,000)	-
Funds from Operations	$(233,911)	$(1,892,197)	$(890,482)	$(2,123,509)	$(125,399)

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:
(1) Report of Independent Registered Public Accounting Firm
(2) Consolidated Balance Sheets as of December 31, 2010 and 2009
(3) Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
(4) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2010 and 2009
(5) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010 and 2009
(6) Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
(7) Notes to Consolidated Financial Statements
(8) Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2010 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2010.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.  As such, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Submission of Matters to a Vote of Security Holders

The Company’s 2010 annual shareholders meeting for the Year Ended December 31, 2009 was held on December 10, 2010 (the “2009 Annual Meeting”). The votes on each matter submitted to shareholders were as follows:
To elect three directors to serve for a term of three years or until their successors shall be elected and shall qualify:

	For	Withheld	Broker – non votes
Stephen V. Maroney	744,124	821	470,979
Philip F. Palmedo	743,391	1,554	470,979
Ronald J. Macklin	743,724	1,221	470,979

The directors whose terms of office as a director continued after the 2010 Annual Meeting are as follows:  Paul L. Lamb, Richard B. Smith, Nader G. M. Salour, Elliot H. Levine and Naveen Bhatia.

On the proposal to ratify the engagement of Holtz Rubenstein Reminick, LLP as independent certified public accountants and auditors for the 2010 fiscal year: votes for 1,209,177; against 6,344; abstain 403.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)
The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2011 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Corporation are elected by the Board of Directors to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a	Current Board
		Director	Term Expires
Stephen V. Maroney	68	1996	2013
President, CEO, and Director of the Company

Peter Pitsiokos	51	---	---
COO, Secretary and Chief Compliance Officer of the Company

Gary J. Fitlin	45	---	---
CFO and Treasurer of the Company

Paul L. Lamb	65	1997	2012
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Philip F. Palmedo	76	1996	2013
Managing Director and Chairman of Kepler Asset Management LLC
Director of the Company

Elliot H. Levine	57	2004	2011
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith	56	2002	2012
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

Ronald J. Macklin	48	2003	2013
Deputy General Counsel, National Grid
Director of the Company

Nader G.M. Salour	52	2006	2012
Principal, Cypress Realty of Florida, LLC
Director of the Company

Naveen Bhatia	31	2008	2011
Principal, Keffi Group, Ltd.
Director of the Company

(b)           Business Experience

Stephen V. Maroney, age 68, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank’s Chief Financial Officer. Mr. Maroney was appointed to the position of President and  CEO by the Gyrodyne Board of Directors on March 14, 1999. He also was the Company’s Chief Financial Officer and Treasurer from March 1999 through October 2009.  His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.  The Board concluded that Mr. Maroney should serve as a director because of his years of experience in senior management positions and leadership roles in the Long Island and metropolitan New York business community.

Peter Pitsiokos, age 51, joined the Company in July 1992 as its Assistant Secretary and General Counsel and has been the Company’s Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a Law degree from Villanova University and a BA degree from Stony Brook University.

Gary J. Fitlin, age 45, joined the Company in October 2009 as its Chief Financial Officer and Treasurer.  Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, where he was responsible for mergers and acquisitions.  Prior to that he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration.  He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co. and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 65, has been a Director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.  The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Philip F. Palmedo, age 76, was appointed to the Board of Directors in July 1996.  Since 2004, Mr. Palmedo has been Managing Director and Chairman of Kepler Asset Management.  From 1978-2000, he was Chairman of International Resources Group, an international professional services firm, and, from 1992 to 1997, was President of the Long Island Research Institute.  He was a founder of all three companies.  Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He has M.S. and Ph.D. degrees from M.I.T.  Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005 and EHR Investments since 2001.  The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Elliot H. Levine, age 57, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978.  Mr. Levine’s work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 15 years as senior member of Levine & Seltzer.  The Board concluded that Mr. Levine should serve as a director of the Company because of his 33 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Richard B. Smith, age 56, was appointed to the Board of Directors in November 2002. Mr. Smith is currently a Vice President in the Commercial Banking Division of the First National Bank of Long Island. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank until February, 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for 3 years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, NY.  The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

Ronald J. Macklin, age 48, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Deputy General Counsel for National Grid and formerly KeySpan Corporate Services where he has held various positions within the Office of General Counsel from 1991 to present. Previously, he was associated with the law firms of Roseman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School.  The Board concluded that Mr. Macklin should serve as a director of the Company, because of his legal expertise which includes his legal experience in corporate transactions, real estate matters, litigation (including condemnation), compliance and business ethics.

Nader G.M. Salour, age 52, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He has served as President of Abacoa Development Company, from June 1996 to June 2006, as a Director of Abacoa Partnership for Community from December 1997 to present, and as a Director of the Economic Council of Palm Beach County from 2004 to present.  The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Naveen Bhatia, age 31, was elected to the Board of Directors in December 2008. Mr. Bhatia is Principal of Keffi Group, Ltd., a private investment firm.  He was Co-Founder and Partner of Eagle Lake Capital, LLC, an investment management firm from August 2003 to April 2009. He was formerly an investment banking analyst for Rothschild Inc., an investment bank, from July 2001 to August 2003. Mr. Bhatia has served as a Director of CCLM Holdings, Inc. since March 2009, the Chairman of the Board of Directors of Cotton Holdings, Inc., since September 2010, and as a Director-Nominee of DBSD North America, Inc.  The Board concluded that Mr. Bhatia should serve as a director of the Company because he brings valuable financial expertise as co-founder of an investment firm with specific experience in analyzing and/or investing in real estate and with companies engaged in real estate investing.

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2010 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2010 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2010 or prior fiscal years, other than Mr. Lamb, who filed one report discussing three transactions, one of which was a transfer in the form of ownership, that were not reported on a timely basis.

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

Item 11. Executive Compensation.

(a)           Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2010 and 2009.

2010 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen V. Maroney	2010	220,000	0 (A)	0	0	0	0	0	220,000
President and CEO	2009	224,230	40,000 (B)	0	0	0	0	8,023 (C)	272,253

Peter Pitsiokos	2010	176,869	0 (A)	0	0	0	0	0	176,869
COO and Secretary	2009	180,270	45,000 (B)	0	0	0	0	4,081 (C)	229,351

Gary J. Fitlin	2010	158,000	0 (A)	0	0	0	0	75,000 (D)	233,000
CFO and Treasurer	2009	28,562	0	0	0	0	0	14,500 (D)	43,062

(A) As of March 26, 2011, the Compensation Committee of the Board of Directors has not yet determined to recommend bonuses to the executive officers of the Company for 2010.  In the event that bonuses are ultimately awarded sometime in 2011, the Company will disclose such bonus amounts in a subsequent filing.

(B) Consists of  performance bonuses issued to  Mr. Maroney and Mr. Pitsiokos for $10,000 and $15,000, respectively, in June 2009 as well as performance bonuses to each of Mr. Maroney and Mr. Pitsiokos for $30,000 in December 2009, $10,000 of which will be deferred and paid to each of Mr. Maroney and Mr. Pitsiokos upon the earlier of a change in control or February 2011.

(C) Consists of vacation time paid in cash during the fiscal year.

(D) Consists of deferred cash compensation that vests annually each October and is payable at the earlier of termination, resignation, or October 2012. Joined the Company in October 2009.

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

The compensation arrangements between the Company and Gary Fitlin, our Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009 (collectively, the “Fitlin Agreements”).  Pursuant to the Fitlin Agreements, Mr. Fitlin earns base salary of $158,000 per year plus deferred bonus equal to $75,000 for each full year (or portion thereof) of service during the three-year period ending October 21, 2012.  The deferred bonus payments will vest on October 21 of each of 2010, 2011 and 2012, respectively.  If a change-in-control of Gyrodyne occurs prior to any vesting dates, Mr. Fitlin will receive the amount of any vested deferred bonuses, plus a “pro rata” portion of the bonus for the current period for each month of services rendered.  The deferred bonus will only be paid upon the earlier of a change-in-control of Gyrodyne or October 21, 2012, regardless of when vesting occurs.  Under the Fitlin Agreements, a change-in-control is deemed to occur upon the first to occur of any event described as either a change in ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined under Section 409A of the Internal Revenue Code.

(b)           Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2010, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

Under the Fitlin Agreements, after one year of service Gary Fitlin becomes entitled to a six-month severance benefit equal to base salary and the current annual deferred bonus (pro-rated for 6 months) upon an involuntary separation from service (as defined), including a termination of employment following a change-in-control (as defined), unless Mr. Fitlin receives a bonus or other payment under an incentive compensation or other program upon a change-in-control equivalent to at least the severance benefit identified in Mr. Fitlin’s Offer Letter (referred to above).

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

(e)           Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan.  The Pension Plan is believed to provide a reasonable benefit for the executives and all other employees.  The overfunded and (underfunded) status of the Company’s pension plan is included in prepaid pension costs and pension liability in the accompanying consolidated balance sheets and is $1,020,178 and $(279,655) at December 31, 2010 and 2009, respectively. In compliance with the minimum funding requirements, the Company contributed $200,000 during 2009,  with $100,000 applied to the minimum funding requirement for the year ending December 31, 2008. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.  The Company pension has a significant investment in the Company’s common stock which more than doubled in value during 2010 resulting in the overfunded status of the pension plan as of December 31, 2010.

(f)           Compensation of Directors

During 2009, each Director was entitled to receive a fee of $12,000 a year, $1,000 per Board meeting attended and $500 for each Committee meeting attended and was reimbursed for travel and Company business related expenses. In addition, the Chairman of the Board was entitled to receive a Chairman’s fee of $24,000 a year which commenced in September 2004. The Company continued its policy which states that Directors who are also employees of the Company do not receive any additional compensation for their services as Directors.

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

2010 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2010:

	Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

A	Paul L. Lamb	54,000	0	0	0	0	0	54,000

B	Naveen Bhatia	30,000	0	0	0	0	0	30,000

C	Philip F. Palmedo	30,000	0	0	0	0	0	30,000

D	Elliot H. Levine	30,000	0	0	0	0	0	30,000

E	Richard B. Smith	30,000	0	0	0	0	0	30,000

F	Ronald J. Macklin	30,000	0	0	0	0	0	30,000

G	Nader G.M. Salour	30,000	0	0	0	0	0	30,000

(g) Risk Considerations in the Company’s Compensation Programs

The Company believes that any risks arising from its compensation policies and practices for its employees, both executive and non-executive, are not reasonably likely to have a material adverse effect on the Company.  Non-executive employee compensation consists primarily of base salary; there is no formal bonus program and any bonus granted to such employees is within the discretion of management.  The means by which the Company’s executive officers are compensated mitigates the potential for inappropriate or excessive risk-taking by executive officers.  Specifically, as set forth above under “Executive Compensation,” executive compensation consists primarily of salary, a discretionary bonus, and a contractually-determined bonus for the Company’s chief financial officer which is based on tenure with the Company rather than the achievement of a particular milestone.  Historically, the discretionary bonuses have not been significant components of an executive’s total compensation.  Additionally, in order to reduce any perceived perverse or high risk incentive to participants in the Company’s Incentive Compensation Plan, in February 2010 the Board approved amendments to the Company’s incentive compensation plan, which now provides benefits upon either a change-in-control of the Company or upon the issuance by the Company of an “excess dividend” following certain asset sales.  See “Incentive Compensation Plan” above.  As previously disclosed, in 2009, the employment agreements of Messrs. Maroney and Pitsiokos were amended to terminate the automatic extension provisions contained therein.  These amendments were intended to align the employment agreements with the Company’s strategic plan to position the Company over approximately a three-year period for a liquidity event that will maximize shareholder value, thereby reducing any perceived incentive to act in a manner inconsistent with the Company’s strategic plan of realizing liquidity event(s) within a reasonable period of time.  The Company’s Code of Business Conduct and Ethics, which applies to every officer, director and employee of the Company further seeks to mitigate the potential for inappropriate or excessive risk taking.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           As of December 31, 2010, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(b)
The following table sets forth certain information as of March 26, 2011 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of the Company’s present executive officers and directors as a group.

(c)
	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (8)
Common Stock $1 Par Value	More Than 5% Shareholders
	Bulldog Investors/Goldstein/Dakos 60 Heritage Drive Pleasantville, NY 10570	225,246(2)	17.46

	Gerard Scollan 80 Browns River Road Sayville, NY 11782	99,249(3)	7.69
	Leap Tide Capital Management, Inc. Jan Loeb 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	94,666(4)	7.34
	Directors and Executive Officers
	Stephen V. Maroney	68,187(5)	5.29
	Peter Pitsiokos	2,291(6)	*
	Paul L. Lamb	25,267(7)	1.96
	Naveen Bhatia	12,179	*
	Philip F. Palmedo	12,749	*
	Richard B. Smith	1,000	*
	Ronald J. Macklin	300	*
	Elliot H. Levine	100	*
	Nader G.M. Salour	1,454	*
	Gary J. Fitlin	0	*

	All executive officers and Directors as a group (10 persons)	123,527	9.58

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

(4)  On February 12, 2010, Leap Tide Capital Management, Inc. and Jan Loeb filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person beneficially owns 94,666 shares of Common Stock with the sole power to vote or direct the vote and to dispose or direct the disposition of all shares.

(5)  On January 28, 2011, Stephen V. Maroney filed a Form 4 with the Securities and Exchange Commission stating that he beneficially owns 68,187 shares of Gyrodyne stock. These shares are jointly and beneficially owned with his spouse over which they have shared voting and dispositive power.

(6)   Does not include his wife's and children's ownership of 359 shares in which he denies any beneficial interest. Mr. Pitsiokos has pledged 2,291 shares of Common Stock as security.

(7)  Includes 1,300 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 10,220 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan.  Additionally, Mr. Lamb has 13,747 shares in an Individual Retirement Account.

(8)  The percent of class is calculated on the basis of the number of shares outstanding, which is 1,290,039 as of March 26, 2011.

*     Less than 1%.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On April 30, 2010, the Company’s then existing lender (the “Bank”) assigned the note and related mortgage associated with a $1,750,000 line of credit (the “Loan”) between the Bank and the Company to Asia World Marketplace LLC (“AWM”).         Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consists of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.  Paul L. Lamb, the Company’s Chairman of the Board, serves as the Manager of AWM.  AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and was paid closing fees of $6,585, directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.  Since April 30, 2010, the largest aggregate amount of principal outstanding was $1,750,000.  In December, 2010, the Company borrowed $4,000,000 with a bank and used $1,750,000 of the proceeds to pay off the Loan.  Lamb and Barnosky represented AWM in the Loan payoff and was paid closing fees of $2,045 by the Company.  In the aggregate, the Company made interest payments in the amount of $68,836 in connection with the Loan.

There were no other transactions in effect since January 1, 2009 (the beginning of the fiscal year preceding the Company’s last fiscal year) or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

The majority of the members of the Board of Directors are independent directors as defined by the listing requirements of the NASDAQ Stock Market. Such independent directors are Messrs. Bhatia, Levine, Macklin, Palmedo, Salour and Smith.  The Company has compensation, nominating, investment and audit committees, the members of which are also independent as defined by the listing requirements of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent auditors, for professional services rendered for the years ended December 31, 2010 and December 31, 2009:

Fee Category	Fiscal December 31, 2010	Fiscal December 31, 2009

Audit Fees (1)	$81,520	$90,000
Audit-Related Fees (2)	2,867	28,989
Tax Fees (3)	21,531	22,541
All Other Fees (4)	-	-

Total Fees	$105,918	$141,530

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009, respectively.

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

Consolidated Statements of Comprehensive Income

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

10.1	Amended and Restated Employment Agreement, with Stephen V. Maroney, dated January 23, 2003. (9)

10.2	Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (9)

10.3
Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (3)

10.4	Agreement between the Company, the Bulldog Investors and Mr. Naveen Bhatia, dated as of October 27, 2008. (8)

10.5	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.6	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

10.7	Purchase and Sale Agreement dated as of January 2, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.8	First Amendment to Purchase and Sale Agreement dated February 10, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.9	Second Amendment to Purchase and Sale Agreement dated March 19, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.10	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (11)

10.11	Compensation of Directors. (12)

10.12	Employment Agreement, with Gary J. Fitlin, dated October 21,2009. (13)

10.13	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (13)

21.1	List of all subsidiaries. (12)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (14)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange
Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange
Commission on November 13, 2008

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on October 28, 2008.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 15, 2009.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(12)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchang Commission on March 31, 2010.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

(14)	Filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

/S/ Stephen V. Maroney
By Stephen V. Maroney, President and Chief Executive Officer
Date: March 30, 2011

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 30, 2011

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 30, 2011

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 30, 2011

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 30, 2011

/S/ Stephen V. Maroney
By Stephen V. Maroney, Director
Date: March 30, 2011

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 30, 2011

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

10.1	Amended and Restated Employment Agreement, with Stephen V. Maroney, dated January 23, 2003. (9)

10.2	Amended and Restated Employment Agreement, with Peter Pitsiokos, dated January 23, 2003. (9)

10.3
Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (3)

10.4	Agreement between the Company, the Bulldog Investors and Mr. Naveen Bhatia, dated as of October 27, 2008. (8)

10.5	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.6	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

10.7	Purchase and Sale Agreement dated as of January 2, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.8	First Amendment to Purchase and Sale Agreement dated February 10, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.9	Second Amendment to Purchase and Sale Agreement dated March 19, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.10	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (11)

10.11	Compensation of Directors. (12)

10.12	Employment Agreement, with Gary J. Fitlin, dated October 21,2009. (13)

10.13	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (13)

21.1	List of all subsidiaries. (12)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (14)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange
Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange
Commission on November 13, 2008

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on October 28, 2008.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 15, 2009.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(12)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

(14)	Filed as part of this report.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010 and 2009

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Contents
Years Ended December 31, 2010 and 2009	Pages

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statement of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
F-1 F-2 F-3 F-4 F-5 F-6 F-7 - F-24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gyrodyne Company of America, Inc. and Subsidiaries
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010 and December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for the years ended December 31, 2010 and December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 31, 2011

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2010	2009

Assets

Real Estate:
Rental property:
Land	$5,139,018	$5,079,017
Building and improvements	32,147,225	30,612,143
Machinery and equipment	280,636	277,072
	37,566,879	35,968,232
Less Accumulated Depreciation	4,504,925	3,701,200
	33,061,954	32,267,032
Land held for development:
Land	558,466	558,466
Land development costs	1,482,571	1,366,963
	2,041,037	1,925,429
Total Real Estate, net	35,102,991	34,192,461

Cash and Cash Equivalents	2,141,522	868,786
Investments	-	203,000
Rent Receivable, net of allowance for doubtful
accounts of $82,000 and $92,000, respectively	141,680	83,918
Deferred Rent Receivable	80,003	59,922
Escrow Deposit	250,000	-
Prepaid Expenses and Other Assets	1,031,845	696,918
Prepaid Pension Costs	1,020,178	-
Total Assets	$39,768,219	$36,105,005

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$692,078	$995,665
Accrued liabilities	375,724	299,152
Deferred rent liability	103,074	52,316
Tenant security deposits payable	475,724	474,210
Mortgage loans payable	21,724,677	18,164,266
Deferred income taxes	1,315,000	1,206,000
Pension liability	-	279,655
Other liability	120,602	-
Total Liabilities	24,806,879	21,471,264

Commitments and Contingencies

Stockholders' Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,247
shares issued; 1,290,039 shares outstanding, respectively	1,531,247	1,531,247
Additional paid-in capital	7,978,234	7,978,234
Accumulated other comprehensive income (loss)	102,383	(1,306,681)
Balance of undistributed income from other than gain or loss on sales of properties	6,887,173	7,968,638
	16,499,037	16,171,438

Less Cost of 241,208 Shares of Common Stock Held in Treasury	(1,537,697)	(1,537,697)
Total Stockholders' Equity	14,961,340	14,633,741
Total Liabilities and Stockholders' Equity	$39,768,219	$36,105,005

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations	Years Ended December 31,
	2010	2009

Revenues
Rental income	$4,892,946	$4,287,227
Rental income - tenant reimbursements	657,917	547,189
Total Rental income	5,550,863	4,834,416

Expenses
Rental expenses	2,218,589	1,953,613
General and administrative expenses	2,261,299	2,811,563
Condemnation expenses	109,354	1,307,184
Depreciation	803,725	690,676
Total	5,392,967	6,763,036

Other Income (Expense):
Interest income	1,396	107,324
Realized gain on marketable securities	-	159,805
Interest expense	(1,131,757)	(945,619)

Loss Before Provision (Benefit) for Income Taxes	(972,465)	(2,607,110)
Provision (Benefit) for Income Taxes	109,000	(4,130,000)
Net (Loss) Income	$(1,081,465)	$1,522,890

Net (Loss) Income Per Common Share:
Basic and Diluted	$(0.84)	$1.18

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,290,039	1,290,039

See notes to consolidated financial statements.

	GYRODYNE COMPANY OF AMERICA, INC.
	AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2010 and 2009

	$1 Par Value			Accumulated	Balance of
	Common Stock		Additional	Other	Undistributable	Treasury Stock		Total
		Par	Paid in	Comprehensive	Income			Stockholders'
	Shares	Value	Capital	Income (Loss)	(Deficit)	Shares	Cost	Equity
Balance, January 01, 2009	1,531,247	$1,531,247	$7,978,234	$(1,731,231)	$6,445,748	241,208	$(1,537,697)	$12,686,301
Unrealized Loss from Marketable Securities	-	-	-	(97,345)	-	-	-	(97,345)
Unrecognized Actuarial Pension Gain	-	-	-	521,895	-	-	-	521,895
Net Income	-	-	-	-	1,522,890	-	-	1,522,890
Balance, December 31, 2009	1,531,247	1,531,247	7,978,234	(1,306,681)	7,968,638	241,208	(1,537,697)	14,633,741
Unrealized Loss on Interest Rate Swap Agreement	-	-	-	(120,602)	-	-	-	(120,602)
Unrecognized Actuarial Pension Gain	-	-	-	1,529,666	-	-	-	1,529,666
Net Loss	-	-	-	-	(1,081,465)	-	-	(1,081,465)
Balance, December 31, 2010	1,531,247	$1,531,247	$7,978,234	$102,383	$6,887,173	241,208	$(1,537,697)	$14,961,340

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income	December 31,
	2010	2009

Net (Loss) Income	$(1,081,465)	$1,522,890
Other Comprehensive income (loss):	-	-
Unrecognized actuarial pension gain	1,529,666	521,895
Unrealized loss from marketable securities	-	(97,345)
Unrealized loss on interest rate swap agreement	(120,602)	-
Other Comprehensive income	1,409,064	424,550
Comprehensive income	$327,599	$1,947,440

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows	Years Ended December 31,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(1,081,465)	$1,522,890
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	845,596	707,747
Bad debt expense	24,000	84,000
Net periodic pension benefit cost	229,833	286,185
Realized gain on marketable securities	-	(159,805)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(81,762)	(49,842)
Deferred rent receivable	(20,081)	(59,922)
Interest receivable	-	49,678
Prepaid expenses and other assets	(197,314)	(164,291)
(Decrease) increase in liabilities:
Accounts payable	(303,587)	615,717
Accrued liabilities	76,572	186,670
Deferred rent liability	50,758	46,571
Deferred income taxes	109,000	(4,130,000)
Pension liability	-	(721,895)
Tenant security deposits	1,514	80,850
Total adjustments	734,529	(3,228,337)
Net Cash Used in Operating Activities	(346,936)	(1,705,447)

Cash Flows from Investing Activities:
Purchase of medical office buildings	(728,829)	(13,022,966)
Costs associated with property, plant and equipment	(882,755)	(1,886,943)
Proceeds from sale of marketable securities	-	8,163,813
Land development costs	(115,608)	(153,871)
Redemption of (investment in) interest bearing time deposits	203,000	(203,000)
Principal repayments on investment in marketable securities	-	833,821
Net Cash Used in Investing Activities	(1,524,192)	(6,269,146)

Cash Flows from Financing Activities:
Proceeds from mortgage loans	4,000,000	8,000,000
Escrow deposit	(250,000)	-
Principal payments on mortgage	(439,589)	(396,220)
Loan origination fees paid	(166,547)	33,706
Net Cash Provided by Financing Activities	3,143,864	7,637,486

Net Increase (Decrease) in Cash and Cash Equivalents	1,272,736	(337,107)
Cash and Cash Equivalents, beginning of year	868,786	1,205,893
Cash and Cash Equivalents, end of year	$2,141,522	$868,786

Supplemental cash flow information:
Interest paid	$1,131,757	$916,321

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

1. The Company

Gyrodyne Company of America, Inc.  (Gyrodyne or the Company) is a self-managed and self-administered real estate investment trust (REIT) formed under the laws of the State of New York.  The Company manages its business as one operating segment.  The Companys primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States.  Substantially all of the Companys properties are subject to net leases in which the tenant reimburses Gyrodyne for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  Certain leases provide that the Company is responsible for certain operating costs.

As of December 31, 2010, the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multi-tenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St James, New York and a 9.99% limited partnership interest in an undeveloped Florida property (the Grove).

The Company believes it has qualified, and expects to continue to qualify as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the Code).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code.  The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT; however these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary (TRS) under the Code.  The Company has one taxable REIT subsidiary which is subject to federal and state income tax on the income from these activities.

2. Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. ("GCA") and all majority owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method.

All consolidated subsidiaries are wholly owned. All significant inter-company balances and transactions have been eliminated.

Rental real estate - Rental real estate assets, including land, buildings and improvements, furniture, fixtures and equipment, are stated at lower of cost or net realizable value, and reported net of accumulated depreciation and amortization. Tenant improvements, which are included in buildings and improvements, are also stated at cost.  Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.  Tenant improvements that are unlikely to survive a change in tenants are amortized over the lesser of the estimated useful life of the asset or the lease term including any bargain renewals.

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
Years Ended December 31, 2010 and 2009

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

The Company is required to make subjective assessments as to whether there are impairments in the carrying value of its real estate properties and other investments.  Estimates are subjective and actual results could differ materially from such estimates. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income.

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

Revenue recognition  Base rents from rental properties are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Companys balance sheet.  Certain leases also provide for tenant reimbursements of common area maintenance, other operating expenses and real estate taxes all of which are reported in tenant reimbursements on the consolidated statement of operations.  Ancillary and other property related income is recognized in the period earned.

Allowance for doubtful accounts  Rent receivable is carried at Net Realizable Value.  Management makes estimates of the collectability of rents receivable. Management specifically analyzes receivables and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Investments - The Company has a 9.99% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method. The Company also follows applicable accounting guidance which addresses investments that do not have a readily determinable fair value.  The only additional liquid investment was a Certificate of Deposit which matured on March 24, 2010 and had a December 31, 2009 carrying value of $203,000.

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Income taxes - Effective May 1, 2006, the Company operates as a real estate investment trust (REIT) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (IRC), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the years ended December 31, 2010 and December 31, 2009 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Companys REIT status.

The Companys investment in the Grove is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Companys share of the Groves taxable income for the years ended December 31, 2010 and December 31, 2009.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company follows the guidance of FASB Accounting Standards Codification, Accounting for Uncertainty in Income Taxes.  This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Fair Value Measurements  The Company follows the guidance of FASB Accounting Standards Codification, Fair Value Measurements and Disclosures to determine the fair value of financial and non financial instruments.  The guidance defines fair value, establishes a hierarchy framework for measuring fair value and expands disclosures related to the fair value.  The guidance establishes a hierarchy breaking down observable and unobservable inputs into three levels:  Level 1  observable inputs in an active market on or around the measurement date, Level 2  observable inputs that are based on prices not quoted on active markets but corroborated by market data and Level 3  unobservable inputs utilized when no other data is available.

Comprehensive income - The Company reports comprehensive income in accordance with the guidance of FASB Accounting Standards Codification, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. The Companys comprehensive income items include net income, the unrealized change in fair value of marketable securities, interest rate swaps and unrecognized actuarial pension losses.

New accounting pronouncements

In January 2010, the FASB issued ASU 2010-01, a new accounting standard Accounting for Distributions to Shareholders with Components of Stock and Cash.  The guidance clarifies that companies should consider the stock portion of a distribution as a stock issuance and not as a stock dividend.  The new standard is effective for fiscal years and interim periods ending after December 15, 2009 and should be applied on a retrospective basis.  The Companys adoption of the new standard did not have a material effect on the Companys consolidated financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements.  The guidance requires SEC filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement to disclose a date in both issued and revised financial statements through which subsequent events were evaluated.   The Company adopted the pronouncement for the fiscal year and interim periods ending after September 30, 2009.  The adoption of this guidance did not have a material effect on the Companys consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  The guidance clarifies that the Company may incorporate the same effective date for adopting both the effects of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (collectively, Healthcare Legislation).   The Company adopted the pronouncement for the quarter ended June 30, 2010.  The Companys adoption of the new guidance did not have a material effect on the Companys consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance requires additional disclosures to enable financial statement users to evaluate the nature of credit risk in the entitys portfolio of financing receivables, how the risk is analyzed and assessed in arriving at the allowance for doubtful accounts and the changes in the allowance for such credit losses.  The new standard is effective for fiscal years and interim periods ending after December 15, 2010 and should be applied on a prospective basis. The adoption of this guidance did not have a material effect on the Companys consolidated financial position or results of operations.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that if a Company presents comparative financial statements, the entity should disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The new standard is effective for fiscal years and interim periods ending after December 15, 2010 and should be applied on a prospective basis. The   adoption did not have a material effect on the Companys consolidated financial position or results of operations.

Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2009 to conform to the classifications used in the current year.

3. Investment in Grove Partnership

The Company has a 9.99% limited partnership interest in the Callery-Judge Grove, L.P. (the "Grove") as of December 31, 2010.

In November 2010, the Grove made an offering to its partners to invest additional funds in the partnership.  The offering or capital call, had a minimum and maximum aggregate offering amount of $2 million and $3 million, respectively, and was due to expire on December 10, 2010.  In November 2010, after careful deliberation, the Company informed the Grove that it would not participate in the offering.  Subsequently, the Company was informed that the offering period would remain open until March 10, 2011.  The Companys non-participation in the offering was expected to dilute its ownership interest to 8.98% from 9.99%, depending on the amount raised in the offering.  The Grove completed its offering which closed on March 10, 2011 with a capital raise of $2 million.    The Company has not yet received the dilution impact or any other details following the close of the offering but estimates its new ownership interest will be reduced to 9.32% from 9.99%.

As of December 31, 2010 and 2009, the carrying value of the Company's investment, under the equity method, was $0. As a result, the Company did not record any of the losses for either fiscal year.

The fiscal year end of the Grove is June 30. Summarized unaudited financial information reflecting book value  of the Grove as of June 30, 2010 and 2009 is as follows:

Years Ended June 30,	2010	2009
	(in thousands)	(in thousands)
Total Current Assets	$913	$2,237
Total Assets	$11,191	$15,033
Total Current Liabilities	$45,350	$17,291
Total Liabilities	$46,943	$38,929
Total Partners Capital	$(35,752)	$(23,896)
Total Revenues	$748	$1,038
Net Loss	$(11,856)	$(7,549)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

4. Accrued Liabilities
    Accrued liabilities at December 31, 2010 and 2009 are as follows:
	December 31,
	2010	2009
Payroll and related taxes	$175,824	$68,675
Professional fees	$154,225	$177,300
Directors fees	$19,500	$26,500
Other	$26,174	$26,678

Total	$375,723	$299,153

5. Mortgage and Loans Payable
    Mortgage and loans payable are comprised of the following:

	December 31, 2010	December 31, 2009
Mortgage payable Port Jefferson Professional Park (a)	$5,225,476	$5,323,205
Mortgage payable Cortlandt Medical Center (b)	4,742,500	4,935,000
Mortgage payable Fairfax Medical Center (c)	7,756,701	7,906,061
Mortgage payable Flowerfield Industrial Park (d)	4,000,000	-
Revolving line of credit Flowerfield Industrial Park (d)	-	-
	$21,724,677	$18,164,266

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the Port Jefferson Mortgage). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Banks five year Fixed Rate Advance (Fixed Rate Advance) thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,668,000. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the Cortlandt Mortgage). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. The liability associated with the Interest Rate Swap Agreement was $120,602 at December 31, 2010.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

(c) In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (VHC), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the Fairfax Mortgage). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and matures on April 10, 2019. In April 2019, a balloon payment is due of approximately $6,120,000.  The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company.

The Company's prior revolving line of credit (Revolver) had a borrowing limit of $1,750,000, bore interest at the lending institution's prime-lending rate plus 1%. The Revolver was secured by certain real estate and was due to expire on June 1, 2011. On April 30, 2010, the Company refinanced its prior $1,750,000 line of credit with a new loan from Asia World Marketplace LLC (AWM). Paul Lamb, the Companys Chairman, serves as the Managing Director of AWM (see note 15).

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with AWM of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime + 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Companys condemnation case (Index No. 112279), the lender may require the Company to repay all or a part of the balance outstanding.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account until the satisfactory completion of environmental testing and related receipt of a clearance certificate.  The Company does not believe any material environmental clean up costs will be required to release the escrow deposit.

The mortgage loans payable mature as follows:
Years Ending December31,	Amount
2011	$592,305
2012	612,985
2013	637,262
2014	662,027
2015	688,045
Thereafter	18,532,053
Total	$21,724,677

Mortgage loan related interest expense for the years ended December 31, 2010 and 2009 approximated $1,118,000 and $943,000, respectively.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

6. Income Taxes

The Company files federal and state income tax returns that include all 100% owned non taxable REIT subsidiaries. The Company files separate state income tax returns for its taxable REIT subsidiary.

The tax provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	109,000	(3,215,000)
State	-	(915,000)
	109,000	(4,130,000)
	$109,000	$(4,130,000)

        Deferred income tax liabilities consist of the following:

	December 31,
	2010	2009
Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$(1,315,000)	$(1,206,000)
Gain on condemnation (a)	-	-
Total Deferred Tax Liabilities	(1,315,000)	(1,206,000)
Net Deferred Income Taxes	$(1,315,000)	$(1,206,000)

The Company is taxed as a REIT for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the Code). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

(a) In accordance with Section 1033 of the Internal Revenue Code, the Company deferred recognition of the gain from the condemnation of its real property for income tax purposes in 2007.  On June 27, 2007, June 2, 2008, and March 31, 2009 the Company acquired the Port Jefferson Professional Park, the Cortlandt Medical Center, and the Fairfax Medical Center, respectively. These purchases totaled approximately $28,805,000 and represent a reinvestment in excess of the condemnation proceeds.  As a result of replacing the condemned property with like kind property prior to the April 30, 2009 Internal Revenue Service imposed deadline, the recognition of the gain is deferred until the newly acquired properties are disposed of.  The Company had a deferred tax liability for the effect of the gain on condemnation for the portion of the proceeds not reinvested as of December 2008. As of December 31, 2008, the remaining balance of condemnation proceeds to be reinvested was approximately $10,401,000, all of which was satisfied through the investment in the Fairfax Medical Center on March 31, 2009.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The Company's open tax years are 2007, 2008 and 2009.  The Company has not been informed of any federal or state income tax audits.

A reconciliation of the federal statutory rate to the Companys effective tax rate is as follows:
	Year Ended December 31,
	2010	2009
U.S. Federal Statutory Income Rate	-	-
State Income Tax, net of federal tax benefits	-	-
Reversal of Deferred Taxes Resulting from REIT Election and Reinvestment of Condemnation Proceeds	-%	(158.8)%
Differences Related to Investment
in Citrus Grove	11.2%	0.4%
	11.2%	(158.4)%

7. Retirement Plans

The Company has a noncontributory defined benefit pension plan (the Plan) covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the participant's termination date. Annual contributions to the Plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During 2010, the Company was not required and did not make any contributions to the Plan. During the year ended December 31, 2009 the Company was required to make a minimum funding contribution of $200,000.  The Company through its option, elected to apply $100,000 of the 2009 contribution to 2008 and for 2009 has elected to apply available credits in the pension toward its remaining funding requirement.

The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over years ended December 31, 2010 and 2009 and a statement of the funded status as of December 31, 2010 and 2009:

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009
Pension Benefits
Reconciliation of Benefit Obligation:
Obligation	$2,729,713	$2,180,788
Service cost	168,373	137,136
Interest cost	160,832	148,873
Actuarial (gain)	180,012	396,095
Benefit payments	(127,776)	(133,179)
Obligation	$3,111,154	$2,729,713

Reconciliation at Fair Value of Plan Assets:
Fair value of plan assets, beginning of year	$2,450,058	$1,465,423
Actual return on plan assets	1,809,050	917,814
Actual Contributions	-	200,000
Benefit payments	(127,776)	(133,179)
Fair Value of Plan Assets, end of year	$4,131,332	$2,450,058

Funded Status:
Asset (liability)	$1,020,178	$(279,655)
Unrecognized (gain) loss	(222,985)	1,306,681
Net Amount Recognized	$797,193	$1,027,026

For the year ended December 31, 2010, the actuarial pension gain recognized in other comprehensive income was $1,529,666.  At December 31, 2010 and 2009, accumulated unrecognized actuarial pension (gains) / losses of $(222,985) and $1,306,681 have not yet been recognized as a component of net periodic pension benefit cost.  The Company expects approximately $41,000 of the amounts in accumulated other comprehensive loss will be recognized as components of net periodic benefit income during 2011.

The accumulated benefit obligation was $2,722,792 and $2,360,400 as of December 31, 2010 and 2009, respectively.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2010 and 2009 :

	December 31,
	2010	2009
Pension Benefits
Service Cost	$168,373	$137,136
Interest Cost	160,832	148,873
Expected Return on Plan Assets	(190,278)	(117,215)
Amortization of Actuarial Loss	90,906	117,391
Net Periodic Benefit Cost After Curtailments and Settlements	$229,833	$286,185

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009
Pension Benefits
Weighted-Average Assumptions
Discount rate	5.53%	6.11%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%

The Plans investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plans desire for investment return.

The Plan had the following asset allocations as of their respective measurement dates:
	December 31,
	2010	2009
Common Stock Gyrodyne Company of America, Inc.	75.9%	92.9%
Fixed Income Funds	16.3%	3.0%
Other Funds	7.8%	4.1%
Total	100.0%	100.0%

Securities of the Company included in Plan assets are as follows:

2010
Number of Shares	39,600
Market Value	$3,136,716

Quoted Prices In An Active Market
(Level 1)
Common Stock Gyrodyne Company of America, Inc.	$3,136,716
Taxable Fixed Income Funds	673,800
Corporate/Foreign Bonds	204,354
Money Market Funds	111,152
Accrued Income	4,910
Total	$4,131,332

There were no Level 2 or 3 inputs.

Expected approximate future benefit payments are as follows:

Years Ending December 31,	Amount
2011	$187,000
2012	178,000
2013	169,000
2014	161,000
2015	153,000
2016 - 2020	741,000

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

8. Incentive Compensation Plan

The Company has an incentive compensation plan for eligible full-time employees and members of the Board in order to promote shareholder value. The Board approved amendments to the plan on February 2, 2010 which are set forth in an Amended and Restated Incentive Compensation Plan dated as of February 2, 2010 (as amended, the Incentive Plan).  Full-time employees and members of the Board are eligible to participate, and rights of all participants vested immediately on February 2, 2010.

Benefits are realized upon either a change in control of the Company or upon the issuance by the Company of an excess dividend following certain asset sales. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan's "establishment date" price of $15.39 per share, and the per share price of the Common Stock on the closing date equivalent to 100,000 shares of Common Stock, such number of shares subject to adjustments to reflect changes in capitalization. For any individual who becomes a participant with an effective date after December 31, 2009, the trading  price of the Companys Common Stock for the 10 trading days ending on the trading day prior to the date of participation will replace the price of $15.39 for the purpose of calculating benefits.   The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%).  There are currently 110,000 units granted under the Incentive Plan equal to 110,000 shares of Common Stock.

Benefits are also realized if the Company receives proceeds from the disposition of assets during any twelve-month period in an aggregate dollar amount greater than or equal to 15% of the total gross fair market value of Company assets, and within twelve months following the last disposition the Company distributes to shareholders an amount that exceeds income from operations (an Excess Dividend).  In such event, the Company will pay participants an aggregate amount equal to the Excess Dividend per share multiplied by the number of units in the Incentive Plan, currently 110,000 (the Disposition Dividend); provided that a Disposition Dividend may not exceed the aggregate amount of payments under the Incentive Plan that would have been paid had there been a change-in-control consummated on the date of the payment of the Disposition Dividend.  This feature is intended to encourage management and the Board to consider asset dispositions followed by distributions of proceeds that are in the best interests of the Companys shareholders but which would otherwise result in a reduction of potential benefits under the Incentive Plan.

In the event of death of a participant, the beneficiary of the participant in the Incentive Plan is entitled to a death benefit.

At December 31, 2010 and 2009, there were no accrued liabilities under the Incentive Plan.

9. Credit Quality of Rents Receivable

The Companys standard lease terms include rent due on the first of the month.  The Company credit terms extend a standard ten-day grace period across its tenant portfolio and in no event are credit terms extended beyond one year.

The Company manages its billing and collection process internally to enable timely identification of collection issues.  The controls and related processes enable the Company to timely identify and establish payment plans to minimizing material losses from defaults. During the years ended December 31, 2010 and December 31, 2009, the Companys bad debt expense was $24,000 and $84,000, respectively.  The Company determines the adequacy of its allowance for bad debt through a combination of specific identification for those leases where collectability is at risk, to a general reserve for accounts receivable that are greater than 60 days past due.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

As of December 31, 2010, the Company's Allowance For Doubtful Accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2010	December 31, 2009
Beginning balance	$92,000	$35,000
Bad debt expense	24,000	84,000
Accounts receivable written off	(34,000)	(27,000)
Ending Balance	$82,000	$92,000

10. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2010 and 2009.

11. Commitments

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, including bargain renewals, assuming no new or renegotiated leases are executed for such premises, are as follows:

Years Ending December 31,	Amount
2011	$4,013,000
2012	2,717,000
2013	2,264,000
2014	1,554,000
2015	1,095,000
Thereafter	2,796,000
$14,439,000

Employment agreements - Effective December 31, 2008, the Company amended the existing employment contracts with two officers to comply with Section 409A of the Internal Revenue Code.

The compensation arrangements between the Company and Gary Fitlin, the Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009.

As of December 31, 2010, the annual commitment related to severance is approximately $1,285,000.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

12. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair-Value – The Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements

The Company follows authoritative guidance on the fair value option for financial assets, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, the guidance establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entitys own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table represents the carrying value and fair value of the Companys financial assets and liabilities as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Liabilities
Other liabilities	$120,602	$120,602	-	-

Other Liabilities is comprised of an interest rate swap agreement which the Company entered into in November 2008 to fix the interest rate at 5.66% through November 1, 2011 for the underlying mortgage of the Cortlandt Medical Center.

Cash equivalents, rents receivable, prepaid and other assets, and accounts payable are all items where the Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

The Company determined the fair value of its mortgage loans payable approximates book value.  The Company based its decision by looking at current rates available based on the Companys estimate for nonperformance and liquidity risk, the Companys loan to value ratio, the maturity of the debt and the underlying security of the debt.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The Callery Judge Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2010, the carrying value of the Companys investment was $0.

13. Acquisition of Properties

On May 20, 2010, the Company closed on the purchase of the land and building located at 1989 Crompond Road, Cortlandt Manor, New York (the Property). The Property consists of approximately 2,500 square feet of rentable space on 1.6 acres.  The purchase price for the Property was approximately $720,000 and the purchase has resulted in the Company owning approximately three acres directly in front of the Cortlandt Medical Center. The Company financed approximately 90% of the purchase price utilizing its revolving credit facility.  The comparative statement of operations would not be materially different if the Property was acquired on January 1, 2009, therefore proforma information is not being presented.

The Company incurred non-recurring acquisition fees of $15,396 which were expensed as incurred.

The acquisition does not have a material impact to the comparative consolidated statements of operations.

14. Risk Management – Use of Derivative instruments:

The Company entered into the Interest Rate Swap (Swap) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the Swap was $120,602 as of December 31, 2010.

The interest rate swap agreement is considered a derivative instrument.  The Company utilized the interest rate swap agreement to minimize its interest rate exposure.  The principal objective of this agreement is to limit the risks and/or costs associated with the Companys operating structure as well as to hedge the specific transaction.  To date, the Company has only one interest rate swap agreement with the purpose of hedging against a rise in LIBOR on the mortgage for the Cortlandt Medical Center.  The counterparty to the arrangement is the bank which holds the mortgage for the Cortlandt Medical Center.  The Company is potentially exposed to credit losses in the event of non-performance by the counterparty.  However, the Company does not expect the counterparty to fail to meet its obligations due to the same party holding both the Mortgage and the interest rate Swap Agreement.  The Company does not hedge credit or property value market risks through derivative financial instruments.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

15. Related Party Transactions

On April 30, 2010, the Companys then existing lender (the Bank) assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company to Asia World Marketplace LLC (AWM). Paul Lamb, the Companys Chairman, serves as the Managing Director of AWM.  Additionally, AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and which was paid closing fees of $6,585 directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.  Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consisted of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.  In December, 2010 the Company repaid all amounts outstanding under this loan (see note 5) along with legal fees of $2,045 to Lamb & Barnosky who represented AWM on this transaction.

16. Significant Customers

For the year ended December 31, 2010, rental income from the three largest tenants represented 8%, 4% and 4% of total rental income.

For the year ended December 31, 2009, rental income from the three largest tenants represented 6%, 4% and 3% of total rental income.

17. Supplementary Information - Quarterly Financial Data (Unaudited)

Year Ended December 31, 2010	First	Second	Third	Fourth

Rental Income	$1,186,816	$1,214,537	$1,248,784	$1,242,809
Tenant reimbursements	160,503	159,115	170,439	167,860
Total Revenue	1,347,319	1,373,652	1,419,223	1,410,669
Rental Property Expense	(586,305)	(525,787)	(538,290)	(568,207)
Income from Rental Property	761,014	847,865	880,933	842,462
Net (Loss)	$(231,507)	$(219,270)	$(277,079)	$(353,609)

Net (Loss) Per Common Share
Basic	$(0.18)	$(0.17)	$(0.21)	$(0.28)
Diluted	$(0.18)	$(0.17)	$(0.21)	$(0.28)

Year Ended December 31, 2009	First	Second	Third	Fourth

Rental Income	$820,241	$1,128,693	$1,150,921	$1,187,372
Tenant reimbursements	129,302	121,972	164,141	131,774
Total revenue	949,543	1,250,665	1,315,062	1,319,146
Rental Property Expense	(426,699)	(516,646)	(541,742)	(468,526)
Income from Rental Property	522,844	734,019	773,320	850,620
Net Income (Loss)	$3,741,588	$(605,152)	$(831,296)	$(782,250)

Net Income (Loss) Per Common Share
Basic	$2.90	$(0.47)	$(0.64)	$(0.61)
Diluted	$2.90	$(0.47)	$(0.64)	$(0.61)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

18. Contingencies

Gyrodyne Company of America, Inc. v. The State of New York

The Company commenced this litigation in May 2006 against the State of New York in the Court of Claims of the State of New York for just compensation for the 245.5 acres (the Property) of its Flowerfield property taken by the State of New York under eminent domain on November 2, 2005.  The trial was held from August 13, 2009 to August 18, 2009.  Each side submitted to the Court of Claims an appraisal of the Property as of the November 2005 appropriation date.  Gyrodynes appraiser valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court of Claims which concluded that there was a high probability the Property would have been rezoned from light industrial use to a planned development district.  The States appraiser appraised the Property at a fair market value of $22,450,000 based only upon the current light industrial zoning.

On June 30, 2010, the Court of Claims published its Decision requiring the State to pay the Company an additional $98,685,000 as just compensation for the Property.  The State had paid the Company $26,315,000 for the Property at the time of the taking, which the Company elected under New Yorks eminent domain law (the EDPL) to treat as an advance payment while it pursued its claim.  Under the EDPL and in the Decision issued by the Court of Claims, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount awarded at a rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, the Company submitted a motion to the Court of Claims on September 4, 2010 under EDPL Section 701 seeking reimbursement of costs and expenses incurred by the Company, including attorneys fees and costs in the amount of $1,474,191.18.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department (the Second Department), from the judgment of the Court of Claims entered in favor of the Company for an additional $98,685,000 plus statutory interest through the date of payment.  Under New Yorks Civil Practice Law and Rules, an appellant is allowed up to six months from the date of its notice to appeal to perfect the appeal and file its brief.

On October 7, 2010, the State submitted an Affirmation to the Court of Claims in partial opposition to the Companys motion for reimbursement of costs and expenses, and on October 12, 2010, the Company filed its reply brief.

On February 1, 2011, the Court of Claims entered a Decision and Order granting the Companys motion for an additional allowance of $1,474,940.67 for actual and necessary costs, disbursements and expenses, including attorneys fees and expenses, incurred in its case for just compensation.

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department.  The Brief perfects the States appeal from the Judgment of the Court of Claims  entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court's Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,474,940.67 for fees and expenses.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decision of the Court of Claims and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at December 31, 2010 and December 31, 2009, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Companys financial statements.

19. Subsequent Events

The only subsequent event is litigation activity on the Condemnation trial (see note 18.).