Form 10-Q
period 2011-03-31
GYRODYNE CO OF AMERICA INC
filed 2011-05-12
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             March 31, 2011

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

______________________________________________________________________
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

On March 29, 2011, 1,290,039 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED March 31, 2011

Seq. Page

Form 10-Q Cover	1

Index to Form 10-Q	2

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Comprehensive Income (Loss)	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12 18

Item 4. Controls and Procedures.	18

PART II - OTHER INFORMATION	18

Item 1. Legal Proceedings.	18

Item 6. Exhibits.	19

SIGNATURES EXHIBIT INDEX	20 21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2011 (Unaudited)	2010

REAL ESTATE
Rental property:
Land	$5,139,018	$5,139,018
Building and improvements	32,302,944	32,156,841
Machinery and equipment	280,636	280,636
	37,722,598	37,576,495
Less accumulated depreciation	4,709,530	4,504,925
	33,013,068	33,071,570
Land held for development:
Land	558,466	558,466
Land development costs	1,528,457	1,482,571
	2,086,923	2,041,037
Total real estate, net	35,099,991	35,112,607

Cash and Cash Equivalents	1,578,019	2,141,522
Rent Receivable, net of allowance for doubtful accounts of $88,000 and $82,000, respectively	66,867	141,680
Deferred Rent Receivable	91,606	80,003
Escrow deposit	250,000	250,000
Prepaid Expenses and Other Assets	965,890	1,022,229
Prepaid pension costs	1,030,525	1,020,178
Total Assets	$39,082,898	$39,768,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$490,016	$692,078
Accrued liabilities	394,701	375,724
Deferred rent liability	98,495	103,074
Tenant security deposits payable	472,990	475,724
Mortgage loans payable	21,578,909	21,724,677
Deferred income taxes	1,315,000	1,315,000
Other liabilities	85,921	120,602
Total Liabilities	24,436,032	24,806,879

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,247
shares issued; 1,290,039 shares outstanding, respectively	1,531,247	1,531,247
Additional paid-in capital	7,978,234	7,978,234
Accumulated other comprehensive income	137,064	102,383
Balance of undistributed income other than gain or loss on sales of properties	6,538,018	6,887,173
	16,184,563	16,499,037
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	14,646,866	14,961,340
Total Liabilities and Stockholders’ Equity	$39,082,898	$39,768,219

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental income	$1,260,180	$1,186,816
Rental income – tenant reimbursements	150,519	160,503
Total	1,410,699	1,347,319

Expenses
Rental expenses	625,449	586,305
General and administrative expenses	455,551	534,433
Condemnation expenses	168,666	-
Depreciation	204,605	196,850
Total	1,454,271	1,317,588

Other Income (Expense):
Interest expense, net	(305,583)	(261,239)
Total	(305,583)	(261,239)

Loss Before Provision for Income Taxes	(349,155)	(231,508)
Provision for Income Taxes	-	-
Net Loss	$(349,155)	$(231,508)

Net Loss Per Common Share:
Basic and Diluted	$(0.27)	$(0.18)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,290,039	1,290,039

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(349,155)	$(231,508)
Other Comprehensive income (loss):
Unrealized income (loss) on interest rate swap	34,681	(194,481)
Other Comprehensive income (loss)	34,681	(194,481)
Comprehensive loss	$(314,474)	$(425,989)

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349,155)	$(231,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,138	203,694
Bad debt expense	6,000	6,000
Net periodic pension benefit (income) cost	(10,347)	57,458
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	92,211	4,189
Deferred rent receivable	(11,603)	1,563
Prepaid expenses and other assets	23,406	(135,431)
(Decrease) increase in liabilities:
Accounts payable	(202,062)	(174,201)
Accrued liabilities	18,977	78,596
Deferred rent liability	(4,579)	85,763
Tenant security deposits	(2,734)	10,641
Total adjustments	123,407	138,272
Net cash used in operating activities	(225,748)	(93,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs associated with property, plant and equipment	(146,101)	(124,081)
Land development costs	(45,886)	(24,514)
Proceeds from interest bearing time deposits	-	203,000
Net cash (used in) provided by investing activities	(191,987)	54,405

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	(145,768)	(114,514)
Net cash used in financing activities	(145,768)	(114,514)

Net decrease in cash and cash equivalents	(563,503)	(153,345)
Cash and cash equivalents at beginning of period	2,141,522	868,786
Cash and cash equivalents at end of period	$1,578,019	$715,441

Supplemental cash flow information:
Interest paid	$305,654	$262,450

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      The Company:

Gyrodyne Company of America, Inc.  (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company manages its business as one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties, located in the Northeast region of the United States.  Substantially all of the Company’s rental properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  Certain leases provide that the Company is responsible for certain operating costs.

As of March 31, 2011, the Company had 100% ownership in three medical office parks comprising an aggregate of approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an approximate 10% limited partnership interest in a limited partnership which owns an undeveloped Florida property, (the “Grove”), prior to a dilution adjustment for the recently closed capital raise by the Grove.

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

2.      Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended March 31, 2011 and 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

3.      Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

4.      Earnings per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of March 31, 2011.

5.      Income Taxes:

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6.      Mortgage loans Payable:

Mortgage loans payable are comprised of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,200,155	$5,225,476
Mortgage payable - Cortlandt Medical Center (b)	4,690,000	4,742,500
Mortgage payable - Fairfax Medical Center (c)	7,716,394	7,756,701
Mortgage payable - Flowerfield Industrial Park (d)	3,972,360	4,000,000
Total	$21,578,909	$21,724,677

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (“the Port Jefferson Mortgage”). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012.  From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $33,439 and will vary based upon the Fixed Rate Advance.  In February 2022, a balloon payment is due of approximately $3,668,000.  The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. The liability associated with the Interest Rate Swap Agreement was $85,921 at March 31, 2011.  Based on the valuation as of March 31, 2011, approximately $85,921 of the interest rate swap will be recognized as interest expense within the next eight months.

(c) In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and matures on April 10, 2019. In April 2019, a balloon payment is due of approximately $6,120,000.  The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company.

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with the Company’s previous lender of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime + 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender may require the Company to repay all or a part of the balance outstanding.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account until the satisfactory completion of environmental testing and related receipt of a clearance certificate.  The Company is in the process of engaging consultants to complete the environmental testing and does not believe any material environmental clean up costs will be required to release the escrow deposit.

7.      Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Pension Benefits
Service Cost	$31,974	$42,093
Interest Cost	39,223	40,208
Expected Return on Plan Assets	(81,243)	(47,569)
Amortization of Actuarial Loss	(301)	22,726

Net Periodic Benefit Cost After Curtailments and Settlements	$(10,347)	$57,458

During the three months ended March 31, 2011, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2011 plan year, and is not expecting to make a contribution for the related plan year.

8.      Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Three Months Ending March 31,	Amount

2012	$3,615,000
2013	2,419,000
2014	2,024,000
2015	1,380,000
2016	1,010,000
Thereafter	2,682,000
$13,130,000

Employment agreements - The Company has employment contracts with two officers, Stephen V. Maroney and Peter Pitsiokos,  and compensation arrangements with Gary Fitlin, the Chief Financial Officer.  As of March 31, 2011, the employment agreements/ arrangements  reflect a combined severance commitment of $1,308,000.

9.      Recent Accounting Pronouncements:

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

In July 2010, the FASB issued ASU 2010-20, “Receivables Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This guidance requires additional disclosures to enable financial statement users to evaluate the nature of credit risk in the entity’s portfolio of financing receivables, how the risk is analyzed and assessed in arriving at the allowance for doubtful accounts and the changes in the allowance for such credit losses.  The new standard is effective for fiscal years and interim periods ending after December 15, 2010 and should be applied on a prospective basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations."  ASU 2010-29 specifies that if a Company presents comparative financial statements, the entity should disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The new standard is effective for fiscal years and interim periods ending after December 15, 2010 and should be applied on a prospective basis. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditors evaluation of whether a debtor is experiencing financial difficulties.  The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor.  The new standard is effective for fiscal years and interim periods ending after June 15, 2011.  The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The   adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements”.  ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase of redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and (2) the collateral maintenance guidance related to that criterion.  The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

10.      Fair Value of Financial Instruments:

Assets and Liabilities Measured at Fair-Value – The Company follows authoritative guidance on fair value measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011		December 31, 2010
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Other Liabilities	$85,921	$85,921	$120,602	$120,602

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

The Callery Judge Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of March 31, 2011, the carrying value of the Company’s investment was $0.

11.      Risk Management – Use of Derivative instruments:

The Company entered into the Interest Rate Swap (“Swap”) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the Swap was $85,921 as of March 31, 2011.

The interest rate swap agreement is considered a derivative instrument.  The Company utilized the interest rate swap agreement to minimize its interest rate exposure on the Cortlandt Medical Center mortgage.  The principal objective of this agreement is to limit the risks and/or costs associated with the Company’s operating structure as well as to hedge the specific transaction.  To date, the Company has only one interest rate swap agreement with the purpose of hedging against a rise in LIBOR on the mortgage for the Cortlandt Medical Center.  The counterparty to the arrangement is the bank which holds the mortgage for the Cortlandt Medical Center.  The Company is potentially exposed to credit losses in the event of non-performance by the counterparty.  However, the Company does not expect the counterparty to fail to meet its obligations due to the same party holding both the Mortgage and the interest rate Swap Agreement.  The Company does not hedge credit or property value market risks through derivative financial instruments.

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

The valuation of these instruments is determined utilizing widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows for the derivative.  This analysis includes the contractual terms of the derivative through the maturity date, and utilizes observable market based inputs including interest rate curves and implied volatilities.  The fair value of the interest rate swap was based on market standard methodology of netting the discounted future inflows and outflows.  The fair market value of the interest rate swap decreased by $34,681 during the quarter ended March 31, 2011.  The change in the fair market value of the interest rate swap was reported as an increase in other comprehensive income on the Statement of Comprehensive Income and a corresponding decrease in other liabilities on the Consolidated Balance Sheet

12.      Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” “the Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Forward Looking Statements.  The statements made in this Form 10-Q that are not historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Quarterly Report, or in the documents it incorporates by reference into this Quarterly Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of March 31, 2011 the Company has 100% ownership in three medical office parks, comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has a 9.99% limited partnership interest in an undeveloped Florida property called “the Grove”.

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

Our properties are concentrated in New York State and Northern Virginia. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. The principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Part 1” in our Annual Report on form 10-K for the year ended December 31, 2010 for additional information regarding these factors.

The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to  negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through 2011 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.  Additionally, the Company believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their vary nature, expire over time resulting in the vacancy impact of an economic slowdown to occur over a similar period of time as tenants can not reduce their space demands until their leases expire.

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

First Quarter 2011 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended March 31, 2011.

Leasing – We entered into 12 new leases and lease extensions encompassing approximately 24,000 square feet and $428,000 in annual revenue.  Furthermore, we had 3 terminations encompassing approximately 2,000 square feet and $65,000 in annual revenue. The Company recognized $16,183 in net tenant deferred revenue.

Our continued focus on re-tenanting vacant space, renewing tenants and transitioning tenants to longer term leases has resulted in total lease commitments as of March 31, 2011 and December 31, 2010 of $13,130,000 and $14,439,000, respectively, a decrease of $1,309,000  The decrease in lease commitments is due to a disproportionately small percentage of leases, based on revenue, that were up for renewal in the first quarter thereby resulting in the amortization of the existing lease commitments exceeding the additional lease commitments from new and renewed leases.  The Company is experiencing net new and renewal activity which if continued will result in increased lease commitments over the next 12 months.

Condemnation lawsuit – On February 1, 2011, the Court of Claims entered a Decision and Order granting the Company’s motion for an additional allowance of $1,474,940.67 for actual and necessary costs, disbursements and expenses, including attorneys’ fees and expenses, incurred in its case for just compensation.

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department.  The Brief perfects the State’s appeal from the Judgment of the Court of Claims  entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,474,940.67 for fees and expenses.  On April 7, 2011, the Company filed its brief with the Court and on April 22, 2011, the State filed a reply brief with the Court.

As a result of the State’s appeal, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the Court’s decision and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at March 31, 2011 and December 31, 2010, with the exception of accounts payable related to professional fees incurred.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Company is a limited partner in the Grove and has no guarantees or liabilities related to the Grove, other than the Company’s deferred tax liability.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes.  In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality.   On a regular basis, we evaluate our assumptions, judgments and estimates.    However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.  We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report.

Revenue Recognition

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases.  The excess of rents recognized over amounts contractually due, if any, is included in deferred rents receivable on the Company's balance sheet.  Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet.  Certain leases also provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Tenant reimbursements to the Company for expenses where the Company negotiates, manages, contracts and pays the expense on behalf of the tenant are recognized as revenue when they become estimable and collectible. Ancillary and other property related income is recognized in the period earned.  The only exception to the straight line basis is for tenants at risk of default.  Revenue from tenants where collectability is in question is recognized on a cash basis when the rent is received.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments.  These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income.  In determining impairment, if any, the Company has adopted Accounting for the Impairment or Disposal of Long Lived Assets.

Assets and Liabilities Measured at Fair-Value

On January 1, 2008, the Company adopted Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. The guidance for Fair Value Measurements applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

On January 1, 2008, the Company adopted The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

The guidance for the Fair Value Option for Financial Assets and Financial Liabilities emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, the guidance establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared with the Three Months Ended March 31, 2010.

Rental revenues are comprised solely of rental income and amounted to $1,260,180 and $1,186,816 for the three months ended March 31, 2011 and 2010, respectively, an increase of $73,364 or 6%.  The Fairfax Medical Center and Port Jefferson Professional Park experienced a net increase in occupancy rate combined with contractual escalations comprising approximately $24,000 and $15,000 respectively, of the increase.  The Flowerfield industrial park increased its rental income by approximately $10,000 which was attributable to the collection of a settlement payment from a previously evicted tenant.  Additionally, the Company received an early termination fee of approximately $22,000 which represents a one year early termination option on a 49 square foot rooftop cellular equipment lease in Fairfax Virginia. The tenant was in the second year of a 10 year lease and the early termination option is in exchange for the payment of 12 months rent which was invoiced and collected.  The remaining increases are due to the additional Cortlandt Manor property purchased in 2010 and the net impact of contractual escalations and renewals.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $150,519 and $160,503 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $9,984 or 6%.  The decrease is primarily comprised of lower billable expenses in 2011 at the Port Jefferson Professional Park which also had lower rental expense.

Rental expenses for the three months ended March 31, 2011 and 2010 were $625,449 and $586,305, respectively, an increase of $39,144 or 7%.  Approximately $14,000 of the increase are management fee related expenses which are rebilled to our tenants in accordance with their respective leases and are included in tenant reimbursements on the Statement of Operations.  Additionally, the Company’s success in signing new leases resulted in an increase in lease commission amortization expense of approximately $18,000.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $455,551 and $534,433, respectively, a decrease of $78,882 or 15%.  The major contributing factor to the decrease in general and administrative expenses was a decrease in pension expense of approximately $68,000, the savings of which was mainly attributable to the significant increase in value of Gyrodyne stock held by the pension plan.

Condemnation expenses for the three months ended March 31, 2011 were $168,666.  The Company did not have condemnation expenses for the three months ended March 31, 2010 as the Company was awaiting the Court’s decision on the trial which took place during 2009.  The current period expenses were legal fees associated with the Court’s decision issued in the Company’s favor in June 2010 and to respond to the related appeal filed by the State of New York on March 7, 2011.

Depreciation for the three months ended March 31, 2011 and 2010 was $204,605 and $196,850, respectively, an increase of $7,755 or 4%.  The increase is mainly attributable to the acquisition of the additional Cortlandt Manor property and the renovations in the remaining developed property portfolio.

Interest expense net for the three months ended March 31, 2011 and 2010 was $305,583 and $261,239, respectively, an increase of $44,344 or 17%.  The increase was mainly attributable to the new $4,000,000 term loan facility which replaced a revolving line of credit from the prior year which was unused as of March 31, 2010.

There was no provision or benefit for income tax for the three-months ended March 31, 2011 and 2010.

The Company is reporting a net (loss) of $(349,155) and $(231,508) for the three months ended March 31, 2011 and 2010, respectively, primarily due to the increase of $168,666 in condemnation expenses and the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling of capital.

The Company believes there is opportunity to increase its cash flows from its existing property portfolio through renovations and expansions.  The extent to which the Company expands its existing portfolio through renovations, expansions or acquisitions will be dependent on economic factors including the availability of additional financing at favorable terms.

We generally finance our operations through existing cash on hand and fund our acquisitions through a combination of cash on hand and debt.

As of March 31, 2011, the Company had cash and cash equivalents totaling $1,578,019.  The Company anticipates that the combination of its current cash balance and cash flow from continuing operations over the next twelve months will be adequate to fund business operations and the debt amortization of our long term mortgages.  However, the combination of continued economic challenges for small business and the lack of available credit to the real estate sector, the state budget deficit, and the challenges our medical tenants face from the Health Care Reform legislation, have resulted in significant challenges to our business.  As a result, we continue to consider alternative funding strategies including raising capital in the equity markets to provide additional liquidity for the future.

Net cash used in operating activities was $225,748 and $93,236 during the three months ended March 31, 2011 and 2010, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.  The cash used in operating activities in the current period was primarily related to the net loss adjusted for depreciation of $135,017 and the reduction in accounts payable of $202,062 offset by a decrease in rent receivable of $92,211.  The cash used in operating activities in the prior period was primarily related to the net loss adjusted for depreciation of $27,814, a decrease in accounts payable of $174,201 offset by an increase in deferred rent of $85,763.

Net cash (used in) provided by investing activities was $(191,987) and $54,405 during the three months ended March 31, 2011 and 2010, respectively. Cash used in investing activities in the current period was primarily due to property taxes on our undeveloped land and tenant improvements most of which was contracted for in 2010.  Cash provided by investing activities in the prior period was primarily from the receipt of $203,000 resulting from the liquidation of a one year interest bearing time deposit offset by investments in property, plant and equipment of $124,081 and land development costs of $24,514.

Net cash used in financing activities was $145,768 and $114,514 during the three months ended March 31, 2011 and 2010, respectively.  The cash used in financing activities was comprised of scheduled principal payments on the company’s debt service obligations for both periods, respectively.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and increased interest rates.   The extended weak economy, unemployment and lack of liquidity combined with the impact of the Healthcare Legislation has resulted in an extensive  reduction in occupancy rates and related rental rates across residential, commercial and medical office properties.  The Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.  The Company’s ability to maintain its current rent roll and or occupancy rate is dependent on economic factors including the availability of financing and whether tenants will accept rent abatements or other incentives in lieu of tenant improvements as the Company is strategically trying to shift to alternative incentives other than offering capital intensive commitments.

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

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in Callery Judge Grove, L.P. (the “Grove”), which owns a 3,700+ acre citrus grove located in Palm Beach County (the “Grove Property”), Florida, which is the subject of a plan for mixed-use development. The investment currently represents a 9.99% interest in the Grove.  The Company is accounting for the investment under the equity method. As of December 31, 2010, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Company is a limited partner in the Grove, and has no guarantees, liabilities or contingent liabilities related to the Grove.

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

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department.  The Brief perfects the State’s appeal from the Judgment of the Court of Claims entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,474,940.67 for fees and expenses incurred by the Company in this case.  On April 7, 2011, the Company filed its brief with the Appellate Division and on April 22, 2011, the State filed its reply brief with the Appellate Division.  The foregoing briefs were included as exhibits to Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission and are also available on the Company’s website at http://www.gyrodyne.com.

As a result of the State’s appeal, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decision of the Court of Claims and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at March 31, 2011 and December 31, 2010, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 1A through 5 are not applicable to the three months ended March 31, 2011.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: May 12, 2011	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: May 12, 2011	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Filed as part of this report.