Form 10-Q
period 2011-06-30
GYRODYNE CO OF AMERICA INC
filed 2011-08-12
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended             June 30, 2011

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

On August 3, 2011, 1,290,039 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED June 30, 2011

Seq. Page 2

      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	June 30,	December 31,
	2011	2010
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,161,338	$5,139,018
Building and improvements	32,613,343	32,156,841
Machinery and equipment	280,636	280,636
	38,055,317	37,576,495
Less accumulated depreciation	4,913,735	4,504,925
	33,141,582	33,071,570
Land held for development:
Land	558,466	558,466
Land development costs	1,554,044	1,482,571
	2,112,510	2,041,037
Total real estate, net	35,254,092	35,112,607

Cash and Cash Equivalents	953,152	2,141,522
Rent Receivable, net of allowance for doubtful accounts of $94,000 and $82,000, respectively	70,026	141,680
Deferred Rent Receivable	99,540	80,003
Escrow Deposit	250,000	250,000
Prepaid Expenses and Other Assets	1,081,822	1,022,229
Prepaid Pension Costs	1,040,872	1,020,178
Total Assets	$38,749,504	$39,768,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$418,796	$692,078
Accrued liabilities	414,401	375,724
Deferred rent liability	181,431	103,074
Tenant security deposits payable	489,163	475,724
Mortgage loans payable	21,442,655	21,724,677
Deferred income taxes	1,315,000	1,315,000
Other liabilities	50,363	120,602
Total Liabilities	24,311,809	24,806,879

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,531,247 shares issued; 1,290,039 shares outstanding, respectively	1,531,247	1,531,247
Additional paid-in capital	7,978,234	7,978,234
Accumulated other comprehensive income	172,622	102,383
Balance of undistributed income other than gain or loss on sales of properties	6,293,289	6,887,173
	15,975,392	16,499,037

Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	14,437,695	14,961,340
Total Liabilities and Stockholders’ Equity	$38,749,504	$39,768,219

See notes to condensed consolidated financial statements

Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Rental income	$2,466,979	$2,401,354	$1,206,799	$1,214,537
Rental income - tenant reimbursements	304,714	319,618	154,195	159,115
Total	2,771,693	2,720,972	1,360,994	1,373,652

Expenses
Rental expenses	1,214,409	1,112,092	588,960	525,787
General and administrative expenses	907,729	1,125,271	452,178	590,462
Condemnation expense	221,690	-	53,024	-
Depreciation	408,810	396,677	204,205	199,827
Total	2,752,638	2,634,040	1,298,367	1,316,076

Other Income (Expense):
Interest expense, net	(612,939)	(537,709)	(307,356)	(276,846)
Total	(612,939)	(537,709)	(307,356)	(276,846)

Loss Before Provision for Income Taxes	(593,884)	(450,777)	(244,729)	(219,270)
Provision for Income Taxes	-	-	-	-
Net Loss	$(593,884)	$(450,777)	$(244,729)	$(219,270)

Net Loss Per Common Share:
Basic and Diluted	$(0.46)	$(0.35)	$(0.19)	$(0.17)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,290,039	1,290,039	1,290,039	1,290,039

See notes to condensed consolidated financial statements

Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(593,884)	$(450,777)	$(244,729)	$(219,270)
Other Comprehensive income (loss):
Unrealized income (loss) on interest rate swap	70,239	(176,837)	35,558	17,644
Other Comprehensive income (loss)	70,239	(176,837)	35,558	17,644
Comprehensive loss	$(523,645)	$(627,614)	$(209,171)	$(201,626)

See notes to condensed consolidated financial statements

Seq. Page 5

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(593,884)	$(450,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427,877	413,888
Bad debt expense	12,000	12,000
Net periodic pension benefit (income) cost	(20,694)	114,916
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Rent receivable	60,584	(51,619)
Deferred rent receivable	(19,537)	3,126
Prepaid expenses and other assets	(79,591)	(169,211)
Increase (decrease) in liabilities:
Accounts payable	(273,282)	(361,275)
Accrued liabilities	38,677	150,916
Deferred rent liability	78,357	75,457
Tenant security deposits	13,439	22,088
Total adjustments	237,830	210,286
Net cash used in operating activities	(356,054)	(240,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	-	(728,829)
Costs associated with property, plant and equipment	(456,501)	(267,933)
Land development costs	(93,793)	(60,568)
Proceeds from interest bearing time deposits	-	203,000
Net cash used in investing activities	(550,294)	(854,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages	-	1,750,000
Principal payments on mortgage loans payable	(282,022)	(209,878)
Loan origination fees paid	-	(62,742)
Net cash (used in) provided by financing activities	(282,022)	1,477,380

Net (decrease) increase in cash and cash equivalents	(1,188,370)	382,559
Cash and cash equivalents at beginning of period	2,141,522	868,786
Cash and cash equivalents at end of period	$953,152	$1,251,345

Supplemental cash flow information:
Interest paid	$604,513	$511,028

See notes to condensed consolidated financial statements

Seq. Page 6

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

As of June 30, 2011, the Company had 100% ownership in three medical office parks comprising an aggregate of approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an approximate 10% limited partnership interest in a limited partnership which owns an undeveloped Florida property (the “Grove”), prior to a dilution adjustment for the recently closed capital raise by the Grove.

The Company has qualified, and expects to continue to qualify as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986 as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that we distribute at least 90% of our REIT taxable income, as defined under the code, in the form of a dividend to our shareholders each year and comply with various other requirements.  As a result of the REIT Modernization Act of 1999, the Company is permitted to participate in certain activities without jeopardizing its REIT status which would have previously been precluded, provided the Company conducts these activities through an entity that elects to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company has one TRS which will be subject to federal and state income tax on the income from these activities.

2.      Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended June 30, 2011 and 2010.

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

The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

3.      Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

4.      Earnings per Share:

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  The diluted earnings per share presentation is not made due to the net loss which would make the presentation anti-dilutive.  Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of June 30, 2011.

Seq. Page 7

5.      Income Taxes:

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6.      Mortgage loans Payable:

Mortgage loans payable are comprised of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,174,469	$5,225,476
Mortgage payable - Cortlandt Medical Center (b)	4,637,500	4,742,500
Mortgage payable - Fairfax Medical Center (c)	7,677,994	7,756,701
Mortgage payable - Flowerfield Industrial Park (d)	3,952,692	4,000,000
Total	$21,442,655	$21,724,677

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

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. The liability associated with the Interest Rate Swap Agreement was $50,363 at June 30, 2011, which will be recognized as interest expense within the next five months.

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

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with the Company’s previous lender of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime plus 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender may require the Company to repay all or a part of the balance outstanding.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account until the satisfactory completion of environmental testing and related receipt of a clearance certificate.  The Company engaged consultants to complete the environmental testing and does not believe any material environmental clean up costs will be required to release the escrow deposit.

Seq. Page 8

7.      Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and six-months ended June 30, 2011 and 2010:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2011	2010	2011	2010
Pension Benefits
Service Cost	$63,948	$84,186	$31,974	$42,093
Interest Cost	78,446	80,416	39,223	40,208
Expected Return on Plan Assets	(162,486)	(95,138)	(81,243)	(47,569)
Amortization of Actuarial Loss	(602)	45,452	(301)	22,726

Net Periodic Pension Benefit (Income) Cost After Curtailments and Settlements	$(20,694)	$114,916	$(10,347)	$57,458

During the six months ended June 30, 2011, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2011 plan year, and is not expecting to make a contribution for the related plan year.

8.      Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount

2012	$3,505,000
2013	2,598,000
2014	2,046,000
2015	1,480,000
2016	1,130,000
Thereafter	3,480,000
$14,239,000

Employment agreements - The Company has employment contracts with two officers, Stephen V. Maroney and Peter Pitsiokos, and compensation arrangements with Gary Fitlin, the Chief Financial Officer.  As of June 30, 2011, the employment agreements/ arrangements  reflect a combined severance commitment of $1,308,000.

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

Seq. Page 9

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations”.  ASU 2010-29 specifies that if a Company presents comparative financial statements, the entity should disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The new standard is effective for fiscal years and interim periods ending after December 15, 2010 and should be applied on a prospective basis. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor.  The new standard is effective for fiscal years and interim periods ending after June 15, 2011.  The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The   adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements”.  ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion.  The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and to ensure the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  ASU 2011-05, amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

Seq. Page 10

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011		December 31, 2010
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Other Liabilities	$50,363	$50,363	$120,602	$120,602

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

The Callery Judge Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of June 30, 2011, the carrying value of the Company’s investment was $0.

Seq. Page 11

11.    Risk Management – Use of Derivative Instruments:

The Company entered into the Interest Rate Swap (“Swap”) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the Swap was a liability $50,363 as of June 30, 2011.

The Swap is considered a derivative instrument.  The Company utilized the Swap agreement to minimize its interest rate exposure on the Cortlandt Medical Center mortgage.  The principal objective of this agreement is to limit the risks and/or costs associated with the Company’s operating structure as well as to hedge the specific transaction.  To date, the Company has only one interest rate swap agreement with the purpose of hedging against a rise in LIBOR on the mortgage for the Cortlandt Medical Center.  The counterparty to the arrangement is the bank which holds the mortgage for the Cortlandt Medical Center.  The Company is potentially exposed to credit losses in the event of non-performance by the counterparty.  However, the Company does not expect the counterparty to fail to meet its obligations due to the same party holding both the Mortgage and the Swap Agreement.  The Company does not hedge credit or property value market risks through derivative financial instruments.

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

The valuation of these instruments is determined utilizing widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows for the derivative.  This analysis includes the contractual terms of the derivative through the maturity date, and utilizes observable market based inputs including interest rate curves and implied volatilities.  The fair value of the interest rate swap was based on market standard methodology of netting the discounted future inflows and outflows.  The fair market value of the interest rate swap decreased by $34,681 and $70,239 during the three and six-months ended June 30, 2011, respectively.  The change in the fair market value of the interest rate swap was reported as an increase in other comprehensive income on the Statement of Comprehensive Income and a corresponding decrease in other liabilities on the Consolidated Balance Sheet.

12.    Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and six-months ended June 30, 2011.

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

Seq. Page 12

As of June 30, 2011 the Company has 100% ownership in three medical office parks, comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has an estimated 9.32% limited partnership interest in an undeveloped Florida property called “the Grove”.

Our revenues and cash flows are generated predominantly from property rent receipts.  As a result, growth in revenues and cash flows is directly correlated to our ability to (1) re-lease suites that are vacant or may become vacant at favorable rates, (2) successfully conclude the condemnation litigation lawsuit, and (3) enhance our existing income producing assets through additional investment.

Our properties are concentrated in New York State and Northern Virginia. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. The principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Part I” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding these factors.

 The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to  negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through 2011 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.  Additionally, the Company believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their vary nature, expire over time resulting in the vacancy impact of an economic slowdown to occur over a similar period of time as tenants cannot reduce their space demands until their leases expire.

Global Credit and Financial Crisis:  The continued concerns about the impact of a widespread and long term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential depression in our common stock price.  The continued progression of our condemnation lawsuit has also added volatility to our common stock price.  As a result, our business continues to be impacted by factors including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) increased challenges in re-leasing space, and (3) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

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

As of June 30, 2011, the average effective rental revenue per square foot adjusted for tenant improvements was $20.22. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy:  We have focused our business strategy during the current financial crisis to strike a balance between preserving capital and improving the market value of our portfolio to meet our long term goal of executing on a liquidity event or series of liquidity events.  Included within this strategy are the following objectives:

•	actively managing our portfolio to improve our operating cash flow;

•	actively pursuing the re-zoning effort of the Flowerfield property to maximize its value;

•	limiting our use of capital to that which preserves the market value of our real estate portfolio;

•	increasing our working capital without materially increasing our debt service requirements;

•	diligently managing the condemnation lawsuit.

Seq. Page 13

We believe these objectives will strengthen our business and enhance the value of our underlying real estate portfolio.

Second  Quarter 2011 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended June 30, 2011.

Leasing – We entered into 14 new leases and lease extensions encompassing approximately 20,000 square feet and $451,000 in annual revenue.  Furthermore, we had 4 lease terminations encompassing approximately 5,000 square feet and $136,000 in annual revenue. The Company recognized a reduction of approximately $75,000 in net tenant deferred revenue.

The new leases and lease extensions signed during the second quarter included tenant improvement allowances which the Company estimates at a cost of less than $10,000, lease commissions of approximately $6,000, and rent abatements of approximately $99,000.  The rent abatement is associated with an eleven year lease reflecting total revenue commitments of approximately $1,428,000.

The continued economic challenges for both small businesses and medical practitioners have impacted the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives.  During 2010 and 2011, medical office parks and industrial parks experienced degradation in both rental rates and occupancy.  The Company successfully improved both its occupancy rate and related rental rates during this period.  However, the Company continues to experience challenges from its tenants that are up for renewal to renew at similar rates, if at all.  In addition to the challenge of maintaining its rental rates, the Company is also facing pressure to provide tenant improvements, abatements or other incentives on renewals that it historically was able to largely avoid.

Our continued focus on re-tenanting vacant space, renewing tenants, and transitioning tenants to longer term leases has resulted in total lease commitments as of June 30, 2011 and December 31, 2010 of $14,239,000 and $14,439,000, respectively, a decrease of $200,000.  The decrease is largely due to the small proportion of our leases that were up for renewal in the second quarter and the economic challenges our tenants are facing which is discouraging them from entering long term leases.  However, the Company is experiencing net new and renewal activity which, if continued, will result in increased lease commitments over the next 12 months.

Condemnation lawsuit – On February 1, 2011, the Court of Claims entered a Decision and Order granting the Company’s motion for an additional allowance of approximately $1,475,000 for actual and necessary costs, disbursements and expenses, including attorneys’ fees and expenses, incurred in its case for just compensation.

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department.  The Brief perfects the State’s appeal from the Judgment of the Court of Claims  entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest at the rate of 9% from the November 2005 taking, as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,475,000 for fees and expenses.  On April 7, 2011, the Company filed its brief with the Court and on April 22, 2011, the State filed a reply brief with the Court.  There has been no additional activity subsequent to that date.

As a result of the State’s appeal, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the Court’s decision and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at June 30, 2011 and December 31, 2010, with the exception of accounts payable related to professional fees incurred.

The Grove

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove and is not a guarantor of any debt related to the Grove  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.

Seq. Page 14

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

Seq. Page 15

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared with the Three Months Ended June 30, 2010.

Rental revenues are comprised solely of rental income and amounted to $1,206,799 and $1,214,537 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $7,738 or 1%.  The Flowerfield Industrial Park and the Fairfax Medical Center experienced a reduction in revenue of approximately $10,000 and $6,000, respectively, which was partially offset by a net increase in occupancy rate and contractual escalations of approximately $8,000 at the Port Jefferson Professional Park.  The Cortlandt Manor Medical Center revenue was approximately unchanged.  The Flowerfield Industrial Park revenue decrease was attributable to a reduction in revenue earned from the rental of its undeveloped property.  The Fairfax Medical Center reduction of $6,000 was attributable to one tenant who terminated early to accommodate the expansion of an existing tenant into a ten-year lease.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $154,195 and $159,115 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $4,920 or 3%.

Rental expenses for the three months ended June 30, 2011 and 2010 were $588,960 and $525,787, respectively, an increase of $63,173 or 12%.  Approximately $28,000 of the increase was ground maintenance and related testing incurred to confirm that the industrial park did not exceed any Suffolk County limited environmental level contaminants.  Additionally, real estate taxes increased by approximately $20,000 and new leases resulted in an increase in lease commission amortization expense of approximately $4,000.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $452,178 and $590,462, respectively, a decrease of $138,284 or 23%.  The major contributing factor to the decrease in general and administrative expenses was a decrease in pension expense of approximately $68,000, which was mainly attributable to the significant increase in value of Gyrodyne stock held by the pension plan.  Additionally, the Company reduced professional fees by approximately $20,000 and did not incur any asset acquisition costs in 2011 as compared to $8,000 during the three months ended June 30, 2010.

Condemnation expenses for the three months ended June 30, 2011 were $53,024.  The Company did not have condemnation expenses for the three months ended June 30, 2010 as the Company was awaiting the Court’s decision on the trial which took place during 2009.  The current period expenses were legal fees and expenses associated with the Court’s decision issued in the Company’s favor in June 2010 and to respond to the related appeal filed by the State of New York on March 7, 2011.

Seq. Page 16

Depreciation expense for the three months ended June 30, 2011 and 2010 was $204,205 and $199,827, respectively, an increase of $4,378 or 2%.  The increase is mainly attributable to the acquisition of the additional Cortlandt Manor property and the renovations in the remaining developed property portfolio.

Interest expense, net for the three months ended June 30, 2011 and 2010 was $307,356 and $276,846, respectively, an increase of $30,510 or 11%.  The increase was mainly attributable to the new $4,000,000 mortgage loan facility which replaced a $1,750,000 revolving line of credit, where the average amount outstanding on the line of credit was approximately $1,250,000 for the quarter ending June 30, 2010.

There was no provision or benefit for income tax for the three-months ended June 30, 2011 and 2010.

The Company is reporting a net (loss) of $(244,729) and $(219,270) for the three months ended June 30, 2011 and 2010, respectively, primarily due to the increase of $53,024 in condemnation expenses and the impact of the items discussed above.

Six Months Ended June 30, 2011 compared with the Six Months Ended June 30, 2010.

Rental revenues are comprised solely of rental income and amounted to $2,466,979 and $2,401,354 for the six months ended June 30, 2011 and 2010, respectively, an increase of $65,625 or 3%.  The Fairfax Medical Center experienced a $40,000 increase in revenue over the comparable prior period due to higher average occupancy rates combined with one tenant who exercised an early termination option on a 49 square foot rooftop cellular equipment lease at a cost of approximately $22,000.  Additionally, the Port Jefferson Professional Park experienced a net increase in occupancy rate combined with contractual escalations comprising approximately $23,000. The remaining increases are due to the additional Cortlandt Manor property purchased in 2010 and the net impact of contractual escalations and renewals.  Revenues from the Flowerfield Industrial Park were essentially flat with the prior period.  The Company forecasts challenges to maintain the revenue levels at the industrial park due to both the economic challenges faced by its small business tenants and the degradation in vacancy rates and market rent rates by industrial parks in general and Long Island specifically.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $304,714 and $319,618 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $14,904 or 5%.  The decrease is primarily comprised of lower billable expenses in 2011 at the Port Jefferson Professional Park which also had lower rental expense.

Rental expenses for the six months ended June 30, 2011 and 2010 were $1,214,409 and $1,112,092, respectively, an increase of $102,317 or 9%.  Approximately $28,000 of the increase was ground maintenance and related testing incurred to confirm that the industrial park did not exceed any Suffolk County limited environmental level contaminants.  Additionally, real estate taxes increased by approximately $29,000 and the Company’s success in signing new leases combined with the commission write-off associated with the early termination of a long term rooftop lease resulted in an increase in lease commission amortization expense of approximately $22,000.

General and administrative expenses for the six months ended June 30, 2011 and 2010 were $907,729 and $1,125,271, respectively, a decrease of $217,542 or 19%.  The major contributing factor to the decrease in general and administrative expenses was a decrease in pension expense of approximately $136,000, which was mainly attributable to the significant increase in value of Gyrodyne stock held by the pension plan. Additionally, the Company reduced professional fees and asset acquisition costs by approximately $19,000 and $15,000, respectively.

Condemnation expenses for the six months ended June 30, 2011 were $221,690.  The Company did not have condemnation expenses for the six months ended June 30, 2010 as the Company was awaiting the Court’s decision on the trial which took place during 2009.  The current period expenses were legal fees and expenses associated with the Court’s decision issued in the Company’s favor in June 2010 and to respond to the related appeal filed by the State of New York on March 7, 2011.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $408,810 and $396,677, respectively, an increase of $12,133 or 3%.  The increase is mainly attributable to the acquisition of the additional Cortlandt Manor property and the renovations in the remaining developed property portfolio.

Interest expense, net for the six months ended June 30, 2011 and 2010 was $612,939 and $537,709, respectively, an increase of $75,230 or 14%.  The increase was mainly attributable to the new $4,000,000 term loan facility which replaced a revolving line of credit from the prior year with an average outstanding balance during the 6 months ended June 30, 2010 of approximately $625,000.

There was no provision or benefit for income tax for the three and six-months ended June 30, 2011 and 2010.

Seq. Page 17

The Company is reporting a net (loss) of $(593,884) and $(450,777) for the six months ended June 30, 2011 and 2010, respectively, primarily due to the increase of $221,690 in condemnation expenses and the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling of capital.

We generally finance our operations and acquisitions through a combination of cash on hand and debt.

As of June 30, 2011, the Company had cash and cash equivalents, not including a $250,000 escrow deposit,  totaling $953,152.  The combination of its current cash balance and cash flow from continuing operations may not be adequate to fund business operations, condemnation related litigation fees  and the debt amortization of our long term mortgages over the next twelve months.  In addition to these ongoing requirements, the continued economic challenges for small businesses including the lack of available credit to the real estate sector, the state budget deficit, and the uncertainty facing medical tenants brought about by the Health Care Reform legislation could result in significant pressure on our liquidity.  In addressing these potential challenges, on July 13, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to a proposed rights offering by the Company with gross proceeds (if all rights are exercised) of $9,210,000.  The  proceeds will provide additional capital and provide liquidity and financial stability for the future.

Net cash used in operating activities was $356,054 and $240,491 during the six months ended June 30, 2011 and 2010, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.  The cash used in operating activities in the current period was primarily related to the reduction in accounts payable of $273,282 and an increase in prepaid expenses of $79,591.  The cash used in operating activities in the prior period was primarily related to the net loss adjusted for depreciation of $413,888, a decrease in accounts payable of $361,275 offset by an increase in accrued liabilities of $150,916.

Net cash used in investing activities was $ 550,294 and $854,330 during the six months ended June 30, 2011 and 2010, respectively. Cash used in investing activities in the current period was primarily due to property taxes on our undeveloped land, tenant improvements, most of which was contracted for in 2010, and approximately $195,000 to rebuild and expand the Cortlandt Medical Center parking lot.  The Company expects approximately $200,000 to be incurred and paid by the end of the Third quarter to complete the parking lot which was necessary to accommodate the 100% occupied Cortlandt Manor Medical Center.  Cash used in investing activities in the prior period was primarily from the receipt of $203,000 resulting from the liquidation of a one year interest bearing time deposit offset by investments in property, plant and equipment of $267,933 and $728,829 to complete the acquisition of the additional building in Cortlandt Manor, New York and land development costs on the undeveloped land at the Flowerfield Industrial Park of $60,568.

Net cash (used in) provided by financing activities was $ (282,022) and $1,477,380 during the six months ended June 30, 2011 and 2010, respectively.  The cash used in financing activities in the current period was comprised of scheduled principal payments on the Company’s debt service obligations of $282,022.  The prior period had cashflow provided by financing resulting from the draw down of $1,750,000 on the Company’s revolving line of credit offset by principal payments on its debt service obligation of $209,878 and loan origination fees of $62,742.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and increased interest rates.   The extended weak economy, unemployment and lack of liquidity combined with the impact of the Healthcare Legislation has resulted in an extensive  reduction in occupancy rates and related rental rates across residential, commercial and medical office properties.  The Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.  The Company’s ability to maintain its current rent roll and or occupancy rate is dependent on economic factors including the availability of financing and whether tenants will accept rent abatements or other incentives in lieu of tenant improvements as the Company is strategically trying to shift to alternative incentives in lieu of offering capital intensive commitments.

Seq. Page 18

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

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in Callery Judge Grove, L.P. (the “Grove”), which owns a 3,700+ acre citrus grove located in Palm Beach County (the “Grove Property”), Florida, which is the subject of a plan for mixed-use development. The investment currently represents an estimated 9.32% interest in the Grove.  The Company is accounting for the investment under the equity method. As of June 30, 2011, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

In November 2010, the Grove made an offering to its partners to invest additional funds in the partnership.  The offering, had a minimum and maximum aggregate offering amount of $2 million and $3 million, respectively, and was due to expire on December 10, 2010. In November 2010, after careful deliberation, the Company informed the Grove that it would not participate in the offering. Subsequently, the Company was informed that the offering would remain open until March 10, 2011. The Company’s non-participation in the offering was expected to dilute its ownership interest to 8.98% from 9.99%, depending on the amount raised in the offering.  The Grove completed its offering which closed on March 10, 2011 with a capital raise of $2 million.  The Company has not yet received the dilution impact or any other details following the close of the offering but estimates its new ownership interest will be reduced to 9.32% from 9.99%.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Company is a limited partner in the Grove, and is not a guarantor of any debt related to the Grove  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.

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

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Seq. Page 19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Gyrodyne Company of America, Inc. v. The State of New York

The Company commenced this litigation in May 2006 against the State of New York in the Court of Claims of the State of New York for just compensation for the 245.5 acres (the “Property”) of its Flowerfield property taken by Stony Brook University under eminent domain on November 2, 2005.  The trial was held from August 13, 2009 to August 18, 2009.  Each side submitted to the Court of Claims an appraisal of the Property as of the November 2005 appropriation date.  Gyrodyne’s appraiser valued the Property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court of Claims which concluded that there was a high probability the Property would have been rezoned from light industrial use to a planned development district.  The State’s appraiser appraised the Property at a fair market value of $22,450,000 based only upon the current light industrial zoning.

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

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department (the “Second Department”), from the judgment of the Court of Claims entered in favor of the Company for an additional $98,685,000 plus statutory interest through the date of payment.  .

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

The Company has not recorded any gain or loss provision or liability related to this litigation at June 30, 2011 and December 31, 2010, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 1A through 5 are not applicable to the three months ended June 30, 2011.

Seq. Page 20

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2	Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18. 2008.

(3) Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5) Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: August 12, 2011	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: August 12, 2011	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

Seq. Page 21

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2	Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (5)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18. 2008.

(3) Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5) Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Seq. Page 22