Form 10-Q
period 2011-09-30
GYRODYNE CO OF AMERICA INC
filed 2011-11-09
CIK 44689

    FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             September 30, 2011

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

On November 9, 2011, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED September 30, 2011

Seq. Page 2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2011 (Unaudited)	2010

REAL ESTATE
Rental property:
Land	$5,163,093	$5,139,018
Building and improvements	32,860,521	32,156,841
Machinery and equipment	338,275	280,636
	38,361,889	37,576,495
Less accumulated depreciation	5,121,861	4,504,925
	33,240,028	33,071,570
Land held for development:
Land	558,466	558,466
Land development costs	1,579,232	1,482,571
	2,137,698	2,041,037
Total real estate, net	35,377,726	35,112,607

Cash and Cash Equivalents	11,031,134	2,141,522
Rent Receivable, net of allowance for doubtful accounts of $100,000 and $82,000, respectively	216,578	141,680
Deferred Rent Receivable	110,124	80,003
Escrow Deposit	-	250,000
Prepaid Expenses and Other Assets	970,933	1,022,229
Prepaid Pension Costs	1,051,219	1,020,178
Total Assets	$48,757,714	$39,768,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$624,915	$692,078
Accrued liabilities	463,967	375,724
Deferred rent liability	252,627	103,074
Tenant security deposits payable	493,475	475,724
Mortgage loans payable	21,285,114	21,724,677
Deferred income taxes	1,315,000	1,315,000
Other liabilities	12,884	120,602
Total Liabilities	24,447,982	24,806,879

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:

Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 and 1,531,247 shares issued in 2011 and 2010 respectively; 1,482,680 and 1,290,039 shares outstanding in 2011 and 2010, respectively	1,723,888	1,531,247
Additional paid-in capital	17,773,069	7,978,234
Accumulated other comprehensive income	210,101	102,383
Balance of undistributed income other than gain or loss on sales of properties	6,140,371	6,887,173
	25,847,429	16,499,037
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	24,309,732	14,961,340
Total Liabilities and Stockholders’ Equity	$48,757,714	$39,768,219

See notes to condensed consolidated financial statements

Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Rental income	$3,691,533	$3,650,138	$1,224,553	$1,248,784
Rental income - tenant reimbursements	456,936	490,056	152,222	170,439
Total	4,148,469	4,140,194	1,376,775	1,419,223

Expenses
Rental expenses	1,777,307	1,650,381	562,898	538,290
General and administrative expenses	1,343,816	1,729,943	436,088	604,672
Condemnation expense	238,990	53,361	17,299	53,361
Depreciation	616,936	599,751	208,126	203,074
Total	3,977,049	4,033,436	1,224,411	1,399,397

Other Income (Expense):
Interest expense, net	(918,222)	(834,614)	(305,282)	(296,905)
Total	(918,222)	(834,614)	(305,282)	(296,905)

Loss Before Provision for Income Taxes	(746,802)	(727,856)	(152,918)	(277,079)
Provision for Income Taxes	-	-	-	-
Net Loss	$(746,802)	$(727,856)	$(152,918)	$(277,079)

Net Loss Per Common Share:
Basic and Diluted	$(0.58)	$(0.56)	$(0.12)	$(0.21)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	1,292,862	1,290,039	1,298,415	1,290,039

See notes to condensed consolidated financial statements

Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(746,802)	$(727,856)	$(152,918)	$(277,079)
Other Comprehensive income (loss):

Unrealized income (loss) on interest rate swap	107,718	(157,851)	37,479	18,986

Other Comprehensive income (loss)	107,718	(157,851)	37,479	18,986
Comprehensive loss	$(639,084)	$(885,707)	$(115,439)	$(258,093)

See notes to condensed consolidated financial statements

Seq. Page 5

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(746,802)	$(727,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645,536	629,269
Bad debt expense	18,000	18,000
Net periodic pension benefit (income) cost	(31,041)	172,375
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Rent receivable	(99,631)	(52,531)
Deferred rent receivable	(30,120)	(8,477)
Prepaid expenses and other assets	39,926	(132,852)
Increase (decrease) in liabilities:
Accounts payable	(90,007)	(400,138)
Accrued liabilities	111,088	110,115
Deferred rent liability	149,553	28,823
Tenant security deposits	17,751	12,249
Total adjustments	731,055	376,833
Net cash used in operating activities	(15,747)	(351,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical office buildings	-	(728,829)
Costs associated with property, plant and equipment	(761,319)	(518,379)
Land development costs	(120,736)	(90,196)
Proceeds from interest bearing time deposits	-	203,000
Net cash used in investing activities	(882,055)	(1,134,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages	-	1,750,000
Principal payments on mortgage loans payable	(439,562)	(323,646)
Loan origination fees paid	(10,500)	(54,120)
Proceeds from escrow	250,000	-
Issuance of common shares, net	9,987,476	-
Net cash provided by financing activities	9,787,414	1,372,234

Net increase (decrease) in cash and cash equivalents	8,889,612	(113,193)
Cash and cash equivalents at beginning of period	2,141,522	868,786
Cash and cash equivalents at end of period	$11,031,134	$755,593

Supplemental cash flow information:
Interest paid	$918,763	$835,945

See notes to condensed consolidated financial statements

Seq. Page 6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company:

Gyrodyne Company of America, Inc.  (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company manages its business as one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties, located in the Northeast and mid – Atlantic regions of the United States.  Substantially all of the Company’s rental properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  Certain leases provide that the Company is responsible for certain operating costs.

As of September 30, 2011, the Company had 100% ownership in three medical office parks comprising an aggregate of approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an estimated 9.32% limited partnership interest in a limited partnership which owns an undeveloped Florida property (the “Grove”).

The Company has qualified, and expects to continue to qualify as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986 as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that we distribute at least 90% of our REIT taxable income, as defined under the Code, in the form of a dividend to our shareholders each year and comply with various other requirements.  As a result of the REIT Modernization Act of 1999, the Company is permitted to participate in certain activities without jeopardizing its REIT status which would have previously been precluded, provided the Company conducts these activities through an entity that elects to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company has one TRS, the only asset being its investment in the Grove, which will be subject to federal and state income tax on the income from these activities.

2.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended September 30, 2011 and 2010.

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

The results of operations for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

4.     Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  The diluted earnings per share presentation is not made due to the net loss which would make the presentation anti-dilutive.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of September 30, 2011.

Seq. Page 7

During the third quarter ended September 30, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights are exercised) of $9,210,000 or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in  192,641 common shares issued, and net proceeds (after expenses) of $9,987,476.

5.     Income Taxes:

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6.     Mortgage loans Payable:

Mortgage loans payable are comprised of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,148,411	$5,225,476
Mortgage payable - Cortlandt Medical Center (b)	4,585,000	4,742,500
Mortgage payable - Fairfax Medical Center (c)	7,639,006	7,756,701
Mortgage payable - Flowerfield Industrial Park (d)	3,912,697	4,000,000
Total	$21,285,114	$21,724,677

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

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011.  The liability associated with the Interest Rate Swap Agreement was $12,884 at September 30, 2011, which will be recognized as interest expense within the next two months.  Following the expiration of the Interest Rate Swap Agreement, the Company’s interest rate will be 225 basis points above the one month Libor rate (.25 % on November 2, 2011).  As part of the terms and conditions of the Cortlandt Mortgage, the Company has the option to enter into a new Interest Rate Swap Agreement throughout the term of the loan.  Based on the current economic environment the Company has not entered into a new Interest Rate Swap Agreement.

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

Seq. Page 8

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with the Company’s previous lender of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime plus 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender may require the Company to repay all or a part of the balance outstanding.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account until the satisfactory completion of environmental testing and related receipt of a clearance certificate, all of which was completed during the period ended September 30, 2011.  Following the receipt of the clearance certificate, the escrow deposit of $250,000 was released to the Company.

7.     Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit/cost for the plan for the three and nine-months ended September 30, 2011 and 2010:

	Nine Months Ended September 30		Three Months Ended September 30
Pension Benefits	2011	2010	2011	2010
Service Cost	$95,921	$126,280	$31,974	$42,093
Interest Cost	117,668	120,624	39,223	40,208
Expected Return on Plan Assets	(243,728)	(142,707)	(81,243)	(47,569)
Amortization of Actuarial Loss	(902)	68,178	(301)	22,726

Net Periodic Pension Benefit (Income) Cost After Curtailments and Settlements	$(31,041)	$172,375	$(10,347)	$57,458

During the nine months ended September 30, 2011, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2011 plan year, and is not expecting to make a contribution for the related plan year.

8.     Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending September 30,	Amount

2012	$3,362,000
2013	2,658,000
2014	2,008,000
2015	1,434,000
2016	1,093,000
Thereafter	3,233,000
$13,788,000

Employment agreements - The Company has employment contracts with two officers, Stephen V. Maroney and Peter Pitsiokos, and compensation arrangements with Gary Fitlin, the Chief Financial Officer.  As of September 30, 2011, the employment agreements/ arrangements  reflect a combined severance commitment of $1,308,000.

Seq. Page 9

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

Seq. Page 10

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.  An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan”.  ASU 2011-09 requires additional qualitative and quantitative disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans.   The Company does not participate in a multiemployer plan.  The amendment will be effective for the Company for the period ending December 31, 2011.   Based on current operations, the adoption will not have a material effect on the Company’s consolidated financial position or results of operations.

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

Seq. Page 11

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011		December 31, 2010
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Other Liabilities	$ 12,884	$ 12,884	$ 120,602	$ 120,602

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

The Company determined the fair value of its mortgage loans payable approximates book value.  The Company based its decision by looking at current rates available based on the Company’s estimate for nonperformance and liquidity risk, the Company’s loan to value ratio, the maturity of the debt and the underlying security for the debt.

The Callery Judge Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  Callery Judge Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of September 30, 2011, the carrying value of the Company’s investment was $0.

11.   Risk Management – Use of Derivative Instruments:

The Company entered into the Interest Rate Swap (“Swap”) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the Swap was a liability of $12,884 as of September 30, 2011.

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

The valuation of these instruments is determined utilizing widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows for the derivative.  This analysis includes the contractual terms of the derivative through the maturity date, and utilizes observable market based inputs including interest rate curves and implied volatilities.  The fair value of the interest rate swap was based on market standard methodology of netting the discounted future inflows and outflows.  The fair market value of the interest rate swap decreased by $37,479 and $107,718 during the three and nine-months ended September 30, 2011, respectively.  The change in the fair market value of the interest rate swap was reported as an increase in other comprehensive income on the Statement of Comprehensive Income and a corresponding decrease in other liabilities on the Consolidated Balance Sheet.

Seq. Page 12

Following the expiration of the Interest Rate Swap Agreement, the Company’s interest rate will be 225 basis points above the one month Libor rate (.25 % on November 2, 2011).  As part of the terms and conditions of the Cortlandt Mortgage, the Company has the option to enter into a new Interest Rate Swap Agreement throughout the term of the loan.  Based on the current economic environment the Company has not entered into a new Interest Rate Swap Agreement.

12.  Equity:

During the quarter ending September 30, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights are exercised) of $9,210,000 or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in  192,641 common shares issued, and net proceeds (after expenses) raised of $9,987,476.  The net proceeds increased the balance in common stock and additional paid in capital by $192,641 and $9,794,835, respectively.

Accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 was $210,101 and $102,383, respectively. The balances were comprised of the following:

	September 30, 2011	December 31, 2010
Unrecorded loss on the interest rate swap	$(12,884)	$(120,602)
Unrecorded income on pension	222,985	222,985
Accumulated other comprehensive income	$210,101	$102,383

13.   Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2011.

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

Overview:

General:  We are a self-managed and self-administered real estate investment trust formed under the laws of the State of New York.  We operate primarily in one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties.  Substantially all of our rental properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion of or all or substantially all of the costs and /or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.

Seq. Page 13

As of September 30, 2011 the Company has 100% ownership, directly or indirectly, in three medical office parks, comprising approximately 130,000 rentable square feet and a multitenant industrial park comprising approximately 127,000 rentable square feet.  In addition, the Company has approximately 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has an estimated 9.32% limited partnership interest in an undeveloped Florida property called “the Grove”.

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

Global Credit and Financial Crisis:  The continued concerns about the impact of a widespread and long term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential depression in our common stock price.  As a result, our business continues to be impacted by factors including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) increased challenges in re-leasing space, and (3) potential risks stemming from late rental receipts, tenant defaults, or tenant bankruptcies.

Health Care Legislation:  The Federal health care legislation enacted in 2010 will potentially affect medical office real estate due to the direct impact on its tenant base.  While the impact is not expected to be immediate due to the multi-year phase in period of the legislation, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  As a result, our business could be impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates, and (3) increased challenges in re-leasing space.

As of September 30, 2011, the average effective rental revenue per square foot adjusted for tenant improvements was $20.89. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy:  We have focused our business strategy during the current financial crisis to strike a balance between preserving capital and improving the market value of our portfolio to meet our long term goal of executing on a liquidity event or series of liquidity events.  Included within this strategy are the following objectives:

●	actively managing our portfolio to improve our operating cash flow;

●	actively pursuing the re-zoning effort of the Flowerfield property to maximize its value;

●	limiting our use of capital to that which preserves the market value of our real estate portfolio;

Seq. Page 14

●	increasing our working capital without materially increasing our debt service requirements; and

●	diligently managing the condemnation lawsuit.

We believe these objectives will strengthen our business and enhance the value of our underlying real estate portfolio.

Third Quarter 2011 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended September 30, 2011.

Financing - The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights are exercised) of $9,210,000 or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in  192,641 common shares issued, and net proceeds (after expenses) raised of $9,987,476.  The revenues raised were included in the company’s September 30th cash balance of $11,031,134.   The proceeds are intended to be used for potential additional expenses in the condemnation litigation, pursuing development rights for the Flowerfield property, necessary capital improvements in our real estate portfolio and general working capital.

Leasing – During the three months ending September 30, 2011, the Company entered into 11 new leases and lease extensions encompassing approximately 15,000 square feet and $264,000 in annual revenue and had 2 lease terminations encompassing approximately 4,000 square feet and $114,000 in annual revenue. The Company generated an increase in net deferred revenue of approximately $61,000.

The new leases and lease extensions signed during the third quarter included tenant improvement allowances which the Company estimates at a cost of less than $10,000, lease commissions of approximately $4,000, and rent abatements of approximately $29,000.  The rent abatements are associated with leases reflecting total revenue commitments of approximately $349,000.

The continued economic challenges for both small businesses and medical practitioners have impacted the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives.  During 2010 and 2011, medical office parks and industrial parks experienced degradation in both rental rates and occupancy.  During the quarter, rental revenues were $1,224,553 and $1,206,799 for the three months ended September 30, 2011 and June 30, 2011, respectively, an increase of $17,754 or 1%.  Although the Company successfully increased revenues during both the quarter and the nine-months ending September 30th, the Company continues to experience challenges to maintain both rental rates and occupancy.

Re-tenanting vacant space, renewing tenants, and transitioning tenants to longer term leases has resulted in total lease commitments as of September 30, 2011 and December 31, 2010 of $13,788,000 and $14,439,000, respectively, a decrease of $651,000  The decrease is largely due to the economic challenges our tenants are facing which is discouraging them from signing renewals resulting in a higher proportion of tenants that have moved from multi year lease terms to month - to - month arrangements.  However, the Company is experiencing net new and renewal activity which, if continued, will result in increased lease commitments over the next 12 months.

Condemnation lawsuit – On February 1, 2011, the Court of Claims entered a Decision and Order granting the Company’s motion for an additional allowance of approximately $1,475,000 for actual and necessary costs, disbursements and expenses, including attorneys’ fees and expenses, incurred in its case for just compensation.

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department.  The Brief perfects the State’s filing of an appeal from the Judgment of the Court of Claims  entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest at the rate of 9% from the November 2005 taking, as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,475,000 for fees and expenses.  On April 7, 2011, the Company filed its brief with the Court and on April 22, 2011, the State filed a reply brief with the Court.

On October 24, 2011, oral arguments on the State’s appeal were heard by the Appellate Division of the Supreme Court, Second Department.  No ruling on the appeal has yet been issued.

Seq. Page 15

As a result of the State’s appeal, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the Court’s decision and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at September 30, 2011 and December 31, 2010, with the exception of accounts payable related to professional fees incurred.

The Grove

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove and is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.

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

Seq. Page 16

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 compared with the Three Months Ended September 30, 2010.

Rental revenues are comprised solely of rental income and amounted to $1,224,553 and $1,248,784 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $24,231 or 2%.  The Flowerfield Industrial Park and the Fairfax Medical Center experienced a reduction in revenue of approximately $13,000 and $11,000, respectively.  The Port Jefferson Professional Park also experienced  a decrease in revenue of approximately $3,000 which was offset by a similar increase at the Cortlandt Manor Medical Center.  The decrease during the quarter was attributable to a reduction in occupancy rate which was partially offset by contractual annual rent escalations.

Seq. Page 17

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $152,222 and $170,439 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $18,217 or 11%.  The decrease was primarily due to lower billable maintenance and utility expenses.

Rental expenses for the three months ended September 30, 2011 and 2010 were $562,898 and $538,290, respectively, an increase of $24,608 or 5%.  Approximately $14,000 of the increase was due to compensation attributable to management reassigning some resources from supporting general and administrative functions to supporting rental operations.  The reallocation of resources enabled the Company to reduce maintenance expenses by approximately $11,000.  Additionally, management fees and real estate taxes increased by approximately $9,000 and $7,000, respectively.

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $436,088 and $604,672, respectively, a decrease of $168,584 or 28%.  The major contributing factor to the decrease in general and administrative expenses was a decrease in pension expense of approximately $68,000, which was mainly attributable to the significant increase in value of Gyrodyne stock held by the pension plan.  Additionally, the Company reduced professional fees by approximately $55,000 and reduced compensation by $14,000.

Condemnation expenses for the three months ended September 30, 2011 and 2010 were $17,299 and $53,361, respectively, a decrease of $36,062.  The prior period expenses were legal fees and expenses associated with the Court’s decision issued in the Company’s favor in June 2010 and to respond to the related appeal filed by the State of New York on March 7, 2011.  The current period expenses were legal fees and expenses associated with the appeal filed by the State of New York, the oral arguments of which were heard on October 24, 2011.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $208,126 and $203,074, respectively, an increase of $5,052 or 2%.  The increase is mainly attributable to the acquisition of the additional Cortlandt Manor property and the renovations in the remaining developed property portfolio.

Interest expense, net for the three months ended September 30, 2011 and 2010 was $305,282 and $296,905, respectively, an increase of $8,377 or 3%.  The increase was attributable to the new $4,000,000 mortgage loan facility.

There was no provision or benefit for income tax for the three months ended September 30, 2011 and 2010.

The Company is reporting a net (loss) of $(152,918) and $(277,079) for the three months ended September 30, 2011 and 2010, respectively, primarily due to the impact of the items discussed above.

Nine Months Ended September  30, 2011 compared with the Nine Months Ended September 30, 2010.

Rental revenues are comprised solely of rental income and amounted to $3,691,533 and $3,650,138 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $41,395 or 1%.  The Fairfax Medical Center experienced approximately a $30,000 increase in revenue over the comparable prior period due to higher average occupancy rates combined with one tenant who exercised an early termination option on a rooftop cellular equipment lease at a cost of approximately $22,000.  The Port Jefferson Professional Park experienced a net increase in occupancy rate combined with contractual escalations comprising approximately $20,000. Additionally, an increase of approximately $7,000 is due to the Cortlandt Manor property purchased in 2010 and the net impact of contractual escalations and renewals.  The increases were partially offset by the Flowerfield Industrial Park which  experienced a reduction in revenues of approximately $15,000.   The Company foresees ongoing challenges in maintaining the revenue levels at the Industrial Park due to the economic factors facing its small business tenants and the degradation in vacancy rates and market rent rates at industrial parks in general, and Long Island specifically.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $456,936 and $490,056 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $33,120 or 7%.  The decrease is primarily comprised of lower billable expenses in 2011 at the Port Jefferson Professional Park which also had lower rental expense.

Rental expenses for the nine months ended September 30, 2011 and 2010 were $1,777,307 and $1,650,381, respectively, an increase of $126,926 or 8%.  Approximately $28,000 of the increase was ground maintenance and certain environmental tests associated with the new mortgage loan on the Flowerfield Industrial Park.  Additionally, real estate taxes increased by approximately $36,000 and the Company’s success in signing new leases combined with the commission write-off associated with the early termination of a long term rooftop lease resulted in an increase in lease commission amortization expense of approximately $26,000.  Approximately $42,000 of the increase was due to compensation attributable to management reassigning some resources from general and administrative functions to supporting rental operations.

Seq. Page 18

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $1,343,816 and $1,729,943, respectively, a decrease of $386,127 or 22%.  The major contributing factor to the decrease in general and administrative expenses was a decrease in pension expense of approximately $203,415, which was mainly attributable to the significant increase in value of Gyrodyne stock held by the pension plan. Additionally, the Company reduced professional fees and asset acquisition costs by approximately $73,000 and $15,000, respectively.  Approximately $42,000 of the decrease  was due to compensation attributable to management reassigning some resources from general and administrative functions to supporting rental operations.

Condemnation expenses for the nine months ended September 30, 2011 and 2010 were $238,990 and $53,361, respectively, an increase of $185,629.  The expenses were legal fees and expenses associated with the Court’s decision issued in the Company’s favor in June 2010 and to respond to the related appeal filed by the State of New York on March 7, 2011.  The increase in expenses was attributable to the legal fees incurred to prepare for the oral arguments on the appeal which was scheduled and took place on October 24, 2011.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $616,936 and $599,751, respectively, an increase of $17,185 or 3%.  The increase is mainly attributable to the acquisition of the additional Cortlandt Manor property and the renovations in the remaining developed property portfolio.

Interest expense, net for the nine months ended September 30, 2011 and 2010 was $918,222 and $834,614, respectively, an increase of $83,608 or 10%.  The increase was mainly attributable to the new $4,000,000 term loan facility.

There was no provision or benefit for income tax for the three and nine-months ended September 30, 2011 and 2010.

The Company is reporting a net (loss) of $(746,802) and $(727,856) for the nine months ended September 30, 2011 and 2010, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling of capital.

We generally finance our operations and acquisitions through a combination of cash on hand and debt.

As of September 30, 2011, the Company had cash and cash equivalents, totaling $11,031,134.  The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations, condemnation litigation related fees and the debt amortization of our long term mortgages over the next twelve months.  In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to the real estate sector, and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results.  To address these risks and challenges, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights are exercised) of $9,210,000 or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in  192,641 common shares issued, and net proceeds (after expenses) raised of $9,987,476.  The revenues raised were included in the company’s September 30th cash balance of $11,031,134.   The proceeds are intended to be used for potential additional expenses in the condemnation litigation, pursuing development rights for the Flowerfield property, necessary capital improvements in our real estate portfolio and general working capital.

Net cash used in operating activities was $26,247 and $351,023 during the nine months ended September 30, 2011 and 2010, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.   Additionally, the Company’s operating cash flow continues to be impacted by condemnation costs.  The cash used in operating activities in the current period was primarily related to condemnation costs of $238,990 and a reduction in accounts payable of $90,007.  The cash used in operating activities in the prior period was primarily related to the net loss adjusted for depreciation of $629,269, a decrease in accounts payable of $400,138 offset by an increase in accrued liabilities of $110,115.

Seq. Page 19

Net cash used in investing activities was $ 882,055 and $1,134,404 during the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities in the current period was primarily due to property taxes on our undeveloped land, tenant improvements of approximately $177,000, most of which were contracted for in 2010, and approximately $385,000 to rebuild and expand the parking lot at Cortlandt Medical Center which has a 100% occupancy rate.  Cash used in investing activities in the prior period was primarily due to the purchase of the additional Cortlandt Manor property at a total cost of $728,829 and costs associated with property, plant and equipment of $518,379.  Additionally, the Company incurred land development costs of $90,196 at the Flowerfield Industrial Park.  Offsetting the investments was $203,000 resulting from the liquidation of a one year interest bearing time deposit.

Net cash provided by financing activities was $ 9,787,414 and $1,372,234 during the nine months ended September 30, 2011 and 2010, respectively.  The cash provided by financing activities in the current period was primarily comprised of the net capital raised in the rights offering of $9,987,476 offset by scheduled principal payments on the Company’s debt service obligations of $439,562.  The prior period had cash flow provided by financing resulting from the draw down of $1,750,000 on the Company’s revolving line of credit offset by principal payments on its debt service obligation of $323,646 and loan origination fees of $54,120.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and increased interest rates.   The extended weak economy, unemployment and lack of liquidity combined with the impact of the Healthcare Legislation has resulted in an extensive  reduction in occupancy rates and related rental rates across residential, commercial and medical office properties.  In certain cases the Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

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

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the “Grove” which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents an estimated 9.32% interest in the Grove.  The Company is accounting for the investment under the equity method. As of September 30, 2011, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Company is a limited partner in the Grove, and is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seq. Page 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

On March 7, 2011, the State of New York filed a Brief with the Appellate Division of the Supreme Court, Second Department.  The Brief perfects the State’s filing of an appeal from the Judgment of the Court of Claims entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,474,940.67 for fees and expenses incurred by the Company in this case.  On April 7, 2011, the Company filed its brief with the Appellate Division and on April 22, 2011, the State filed its reply brief with the Appellate Division.  The foregoing briefs were included as exhibits to Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission and are also available on the Company’s website at http://www.gyrodyne.com.

Seq. Page 21

On October 24, 2011, oral arguments on the State’s appeal were heard by the Appellate Division of the Supreme Court, Second Department.  No ruling on the appeal has yet been issued.

As a result of the State’s appeal, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decision of the Court of Claims and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at September 30, 2011 and December 31, 2010, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 1A through 5 are not applicable to the three months ended September 30, 2011.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1
Agreement, dated September 19, 2011, by and among Gyrodyne Company of America, Inc., Full Value Partners L.P., Opportunity Partners L.P., Opportunity Income Plus Fund L.P., Full Value Offshore Partners L.P., Full Value Special Situations Fund L.P., Kimball  & Winthrop, Inc., Full Value Advisors LLC, Spar Advisors, LLC, Full Value Special Situations Fund GP LLC, Bulldog Investors, Phillip Goldstein and Andrew Dakos. (5)

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

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

Seq. Page 22

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3) Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(6) Filed as part of this report

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: November 9, 2011	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: November 9, 2011	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

Seq. Page 23

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1
Agreement, dated September 19, 2011, by and among Gyrodyne Company of America, Inc., Full Value Partners L.P., Opportunity Partners L.P., Opportunity Income Plus Fund L.P., Full Value Offshore Partners L.P., Full Value Special Situations Fund L.P., Kimball  & Winthrop, Inc., Full Value Advisors LLC, Spar Advisors, LLC, Full Value Special Situations Fund GP LLC, Bulldog Investors, Phillip Goldstein and Andrew Dakos. (5)

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

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

Seq. Page 24

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3) Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5) Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(6) Filed as part of this report

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Seq. Page 25