Form 10-K
period 2011-12-31
GYRODYNE CO OF AMERICA INC
filed 2012-03-16
CIK 44689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2011 was $47,508,404. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 16, 2012, 1,482,680 shares of the Registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Introduction:

When we use the terms “Gyrodyne”, the “Company”, “we”, “us” and “our”, we mean Gyrodyne Company of America, Inc. and all entities owned by us including non–consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

All references to 2011 and 2010 refer to our fiscal years ended or the dates, as the context requires, December 31, 2011 and December 31, 2010, respectively.

Item 1. Business

Description of the Company's Business:

Gyrodyne Company of America, Inc. is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York.  The Company operates primarily in one segment.  The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties.  Substantially all of the Company’s properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion, or substantially all, of the costs and / or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes.  However, certain leases provide that the Company is responsible for certain operating expenses.

As of December 31, 2011, the Company has 100% ownership in three medical office parks comprising approximately 131,000 rentable square feet and a multitenant industrial park comprising 128,141 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which owns an undeveloped Florida property, the “Grove Property”.

The Company believes it has qualified, and expects to continue to qualify, as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”).  Accordingly, the Company generally will not be subject to federal and state income tax, provided that we distribute at least 90% of our REIT taxable income, as defined under the Code, in the form of a dividend to our shareholders each year and comply with various other requirements.  As a result of the REIT Modernization Act of 1999, the Company is permitted to participate in certain activities without jeopardizing its REIT status which would have previously been precluded, provided the Company conducts these activities  through an entity  that elects to be treated as a taxable REIT subsidiary (“TRS”) under the Code.  The Company has one taxable REIT subsidiary, the only asset being its investment in the Grove, which will be subject to federal and state income tax on the income from these activities.

Competition among industrial and medical office rental properties on Long Island, Cortlandt Manor, New York and Fairfax, Virginia is intense.  Furthermore, the Company also competes in the development of industrial and residential property where the competition is equally intense. There are numerous commercial property owners that compete with the Company in attracting tenants, many of which are substantially larger than the Company.

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

The Grove

The Company owns an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), which owns an undeveloped Florida property (the “Grove Property”). On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove but is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.

Current International Political Uncertainty
The current economic uncertainty in Europe and the continued political unrest in the Middle East is affecting our business.  The  uncertainty has resulted in higher commodity prices which directly result in higher oil, gas and other utility costs, all of which represent a material portion of our overall property operating expenses.  Consequently, our Funds from Operations (See MD&A for definition)  and margins could be adversely affected, if we are unable to pass the increases on to our tenants.

Global Credit and Financial Crisis
The concerns about the impact of a widespread and long-term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential depression in our common stock price.  The  progression of our condemnation lawsuit has also added volatility to our common stock price.  As a result, our business continues to be impacted including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) difficulty in consummating property acquisitions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

Health Care Legislation:  In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”) were signed into law.  The complexities and ramifications of the Healthcare Legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.

The Health Care Legislation has affected medical office real estate due to the direct impact on its tenant base.  At this time, the effects of the Healthcare Legislation and its impact on our business, our revenues and financial condition and those of our tenants are not yet known.  We believe that the Healthcare Legislation is causing medical professionals to review their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  Our business is being impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty maintaining / raising rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces.

As of December 31, 2011, the average effective rental revenue per square foot adjusted for tenant improvements was $20.22 and is comprised of an average effective rental rate from the medical properties and industrial park of $25.98 and $14.01, respectively.  The Company defines the average effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

The above discussed risks from Health Care Legislation, global credit and financial crisis, and international political uncertainty may adversely impact the average rate per square foot in 2012 compared to 2011.  The Company has approximately 33% of its leases, based on rent, up for renewal in 2012 compared to 39% in 2011.  During 2011, the Company did not suffer significant terminations or degradation.  While the economy improved during 2011, 2011 may not be an accurate indicator for 2012.  General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2011. During 2011, the Company provided approximately $197,000 in tenant improvements.  Additionally, the Company provided approximately $114,000 of tenant concessions in the form of rent abatements in exchange for long term lease commitments.  The Company believes any significant long term leases signed in 2012 may be accompanied by tenant incentives / concessions that will meet or exceed those made in 2011.

Business Strategy
We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a liquidity event or series of liquidity events.  This strategy involves a balance between managing our condemnation suit and managing our real estate portfolio.  Our objectives are as follows:

•	actively managing our portfolio to improve our operating cash flow while simultaneously increasing the market values of the underlying operating properties;

•	pursuing the re-zoning effort of the Flowerfield property to maximize its value;

•	limiting our use of capital to that which preserves the market value of our real estate portfolio;

•	maximizing our working capital without materially increasing our debt service requirements; and

•	diligently managing the condemnation lawsuit.

We believe these objectives will strengthen our business and enhance the value of our underlying real estate portfolio.

Real Estate

Gyrodyne owns a 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James, New York.  Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. The Company currently has 128,141 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2011, there were 45 tenants, comprising 54 leases which include 5 long term tenants under month to month commitments.  The annual base rent based on the rates in effect as of December 2011 is  $1,706,000 which included month to month annualized base rent of $158,000 on approximately 12,500 square feet.  The occupancy rate is 83% as of December 31, 2011.  The Flowerfield property is located in Smithtown Township.  Studies including environmental, archeological, ecological, and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it will not incur material costs in connection with compliance with environmental laws. During the years ended December 31, 2011 and December 31, 2010, the Company had no material expenses related to environmental issues.   Associated with the new mortgage loan secured by the Flowerfield Industrial Park, the Company agreed with the bank to an escrow balance of $250,000.  The escrow was released to the Company following the environmental testing which resulted in no significant adverse findings.

 In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums.  The residential mix and total number of residential units could change prior to or upon approval by local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.  The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".  The costs associated with the ownership and development of the property as of December 31, 2011 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,608,000. The Company cannot predict the outcome of the application.  The Company has an additional 5.2 acres bordering our industrial park that is currently zoned residential and is not part of the application for planned residential.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 39,329 square feet of rentable space. As of December 31, 2011, there were 20 tenants, comprising 17 leases, which included three long term tenants under  month to month agreements.  The annual base rent based on the rates in effect as of December 2011 is  $873,000 which included month to month annualized base rent of $151,000 on approximately 4,800 square feet.  The occupancy rate was 82% as of December 31, 2011.  The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space. The purchase price was $7 million or $231 per square foot.  As of December 31, 2011, there were 13 tenants, comprising 13 leases, renting space with an annual base rent of approximately $974,000, based on the tenant base and rates in effect as of December 2011. The property was 100% occupied as of December 31, 2011.  Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

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

On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax, Virginia.  The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space.  The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2011, there were 26 tenants, comprising 27 leases, renting space with an annual base rent of $1,321,000, based on the rates in effect as of December 2011. The occupancy rate as of December 31, 2011 was 85%.  Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property.

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York. The property consists of approximately 2,500 square feet of rentable space on 1.6 acres.  The purchase price for the property was approximately $720,000.  This property is adjacent to the 1.43 acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly in front of the Cortlandt Medical Center. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility.  The property was 100% occupied as of December 31, 2011 by two tenants with a total annual base rent of $33,600.

Limited Partnership Investment in Callery-Judge  Grove, L.P. (the “Grove”)

The Company’s initial participation in the Grove in 1965 through its wholly-owned taxable REIT subsidiary, Flowerfield Properties, Inc., represented a 20% limited partnership interest in the Grove. Based on four subsequent capital  raises through 2009, each of which the Company chose not to participate in, the Company’s share was approximately 9.99% as of December 31, 2010.

In  November  2010, the Grove made an offering to its partners to invest additional funds in the partnership.  The offering had a minimum and maximum aggregate offering amount of $2 million and $3 million, respectively, and was due to expire on December 10, 2010.  In November 2010, after careful deliberation, the Company informed the Grove that it would not participate in the offering.  Subsequently, the Company was informed that the offering period would remain open until March 10, 2011.  The Company’s non-participation in the offering was expected to dilute its ownership interest to 8.98% from 9.99%, depending on the amount raised in the offering.  The Grove completed its offering on March 10, 2011 with a  capital raise of $2 million.    The Company has not yet received the dilution impact or any other details following the close of the offering but estimates its new ownership interest was reduced to 9.32%

The original limited partnership investment of $1.1 million, which was made in 1965, has since yielded distributions to Gyrodyne of approximately $5.5 million in the aggregate. Due to recurring losses of the Grove, the investment is carried on the books of the Company at $0 as a result of recording the Company’s pro-rata share of losses under the equity method of accounting.  In fiscal 2000, when the Company’s share of losses equaled the carrying value of the investment, the Company, pursuant to the equity method of accounting , no longer recorded the Company’s share of losses.   The Company recorded the tax expense and deferred tax liability related to the Company’s limited partnership interest in the tax losses of the Grove through December 31, 2010.

As previously mentioned, on March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove and is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.  The deferred tax liability represents taxable losses not yet recorded pursuant to the equity method of accounting.

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

Competition

The rental properties owned by the Company are located in St. James, Port Jefferson Station, and Cortlandt Manor, New York and Fairfax, Virginia.  The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants.  Principal factors of competition in the Company’s rental property business are:  the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market.  Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Extending Lease Maturities - We seek to extend leases in advance of expirations to achieve high occupancy levels.  Additionally, our renewal efforts focus on converting our tenants to longer term leases at each of our properties to achieve a  multitenanted portfolio with a balanced rollover risk.

Financing Strategy

General – Our principal source of financing has been property specific debt to leverage specific acquisitions and for 2010 the utilization of the revolving line of credit (“Revolver”).  The Revolver was utilized to finance the 2010 acquisition of property in Cortlandt Manor New York, and support capital improvements and general working capital.

Financing – Historically, the Company financed its operations utilizing cash on hand, cash flow from operations and property specific debt. The current economic uncertainty makes it challenging to negotiate debt at acceptable terms.  As a result, during 2011, the Company raised capital through a sale of additional common stock – see Equity Financing.

Equity Financing - The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with maximum gross proceeds of $9,210,000, or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares issued, and net proceeds (after expenses) raised of $9,961,476.  The proceeds are intended to be used for potential additional expenses in the condemnation litigation, pursuing development rights for the Flowerfield property, necessary capital improvements in our real estate portfolio and general working capital.

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

In conjunction with the closing of the Company’s new mortgage on the Flowerfield Industrial Park, the Company agreed with the bank to a $250,000 escrow account which would be released to the Company pending environmental testing results satisfactory to the bank.  During the third quarter of 2011, the escrow was released to the Company following the banks satisfaction with the environmental testing which resulted in no significant adverse findings.

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

Major Customers

The three largest tenants as of December 31, 2011 consist of a state agency located in the industrial park, another tenant in the industrial park and one medical tenant in our medical parks.

For the year ended December 31, 2011 and 2010, rental income from the three largest tenants represented approximately 8%, 4% and 4% of total rental income.

The current economic challenges facing State and local budgets may impact 2 of the 3 largest tenants.  Both of these tenants have multiple leases, some of which are up for renewal during 2012.  Both of these tenants have been long term tenants of the industrial park and the Company believes the leases will be renewed, however, there can be no assurance that those leases will renew for the same square footage, at favorable rates, if at all.

The economy in general and The Health Care Reform Act specifically, may impact the third largest tenant which is a medical group holding multiple leases at one of our  medical properties.  The tenant has been a long term tenant comprising approximately 6,000 square feet and $190,000 in annual rental revenues .  Three of the four leases held by the medical group are up for renewal in 2012 which represents approximately $123,000 in annual revenue.  The Company believes the leases will be renewed, however, there can be no assurance that those leases will renew for the same square footage, at favorable rates, if at all.

Fiscal year 2011 Transaction Summary:
The following summarizes our significant transactions and other activity during the year ended December 31, 2011.

Equity Financing – As previously mentioned, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with maximum gross proceeds of $9,210,000, or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares issued, and net proceeds (after expenses) raised of $9,961,476.  The proceeds are intended to be used for potential additional expenses in the condemnation litigation, pursuing development rights for the Flowerfield property, necessary capital improvements in our real estate portfolio and general working capital.

Debt Financing:
On January 27, 2012, the Company modified the interest rate on its loan secured by the Port Jefferson Professional Park from an interest rate of 5.75% to 5% .  All other terms of the mortgage remain unchanged.

The Interest Rate Swap Agreement on the Cortlandt Mortgage, fixing the rate at 5.66%, expired in November 2011.  Following the expiration of the Interest Rate Swap agreement, the Cortlandt mortgage is now variable and floating based on the one month Libor rate plus 225 basis points which equates to approximately 2.5% at December 31, 2011.  The Company continues to have an option to enter into an interest rate swap agreement but does not plan to hedge any interest rate risk for 2012.

Leasing Activity
New Leases and Renewals:
Medical Parks – During 2011, we entered into four new leases and lease expansions in our medical parks encompassing approximately 6,720 square feet and approximately $155,000 in annual rent.  We also renewed 17 leases comprising approximately 31,000 square feet and $828,000 in annual revenues.

Industrial Park – During 2011, we entered into six new leases and lease expansions in the Flowerfield industrial park encompassing approximately 6,000 square feet and $49,000 in annual revenue.  The Company’s industrial park continues to meet the growing demands of the market place as demonstrated by existing tenants who expanded their leased square footage by approximately 4,400 square feet and annual revenue of $38,000.  Additionally, we entered into 30 renewals in the industrial park during 2011 comprising 40,554 square feet and annual revenues of $718,000.

Lease Terminations/Defaults - We aggressively negotiate renewals to ensure we maximize the revenue stream and market value of our properties.  There were seven lease terminations inclusive of defaults in our medical parks comprising approximately 11,000 square feet and $301,000 in annual revenues during 2011.  Additionally, our industrial park experienced two lease terminations exclusive of defaults comprising approximately 1,000 square feet and $23,000 of annual revenue.

During 2011, the Company’s medical park portfolio experienced two defaults representing approximately 3,900 square feet and $97,000 of annual revenue, all of which was included in the terminations / default impact.

During 2011, the Company’s industrial park had one default which originated in 2010, and has not resulted in termination.  The default represents approximately 8,000 square feet and approximately $110,000 in annual revenue.  The Company has been monitoring the default and aggressively managing its collection efforts but has not been able to cure the default during 2011.  The Company may terminate the defaulting tenant upon the earlier of the identification of a replacement tenant or a substantial continuous shortfall in the tenant’s ability to meet its current rent obligations.

Condemnation lawsuit – The Company commenced this litigation in the Court of Claims in May 2006 seeking just compensation for 245.5 acres of the Company’s Flowerfield property (the “Property”) taken by Stony Brook University under eminent domain.  The State had paid Gyrodyne $26,315,000 for the Property at the time of the taking, which the Company elected under New York’s eminent domain procedural law (the “EDPL”), to treat as an advance payment which was received in March 2006, while it pursued its claim.  The trial was held from August 13, 2009 to August 18, 2009.  Each side submitted to the Court an appraisal of the Property as of the November 2005 appropriation date.  Gyrodyne’s appraiser valued the property at $125,000,000, based in part upon a separate zoning analysis report that Gyrodyne also filed with the Court which concluded that there was a high probability the Property would have been rezoned from light industrial use to a planned residential development district.  The State’s appraiser appraised the Property at a fair market value of $22,450,000 based only upon the current light industrial zoning.  In its decision, the Court agreed with the Company’s assertion that the State had improperly valued the Property and misapplied the eminent domain law’s requirement that just compensation be determined based upon the highest and best use and the probability that such use could have been achieved.  Applying this standard, the Court determined that there was a reasonable probability that the Property would have been rezoned from light industrial use to a planned residential development district.

On June 30, 2010, the Court of Claims announced its Decision requiring the State to pay the Company an additional $98,685,000. Under the “EDPL” and in the Decision issued by the Court of Claims, the Company is also entitled, pursuant to EDPL Section 514, to statutory interest on the additional amount at a rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, the Company submitted a motion under EDPL Section 701 to the Court on September 4, 2010, seeking reimbursement of costs and expenses incurred by the Company, including attorneys’ fees and costs in the amount of approximately $1,475,000.  On October 7, 2010, the State submitted an Affirmation to the Court in partial opposition to the Company’s motion for reimbursement of costs and expenses, and on October 12, 2010, the Company filed its reply brief.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department (the “Appellate Division”), from the judgment of the Court of Claims entered in favor of the Company for $125 million (including the $26.3 million advance payment) plus statutory interest at the rate of 9% interest through the date of payment.

 On February 1, 2011, the Court of Claims entered a Decision and Order granting the Company’s motion for an additional allowance of approximately $1,475,000 for actual and necessary costs, disbursements and expenses, including attorneys’ fees and expenses, incurred in its case for just compensation.

On March 7, 2011, the State of New York filed a brief with the Appellate Division .  The brief perfected the State’s filing of an appeal from the Judgment of the Court of Claims entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest at the rate of nine percent from the November 2005 taking, as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional $1,475,000 for fees and expenses.  On April 7, 2011, the Company filed its brief with the Appellate Division and on April 22, 2011, the State filed a reply brief with the Appellate Division.

On October 24, 2011, oral arguments on the State’s appeal were heard by the Appellate Division.  On November 22, 2011, the Appellate Division issued a unanimous Decision and Order affirming the judgment of the Court of Claims in 2010 requiring the State to pay Gyrodyne an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. The Appellate Division also affirmed a related judgment in favor of Gyrodyne entered by the Court of Claims in February 2011 for costs, disbursements and expenses in the amount of approximately $1,475,000.

The State filed a motion dated December 28, 2011 with the Appellate Division seeking leave to reargue or, alternatively, leave to appeal to the Court of Appeals, the November 22, 2011 Decision and Order of the Appellate Division which affirmed the Judgment of the Court of Claims entered in favor of the Company.

The Company has not recorded any gain or loss provision or liability related to this litigation at December 31, 2011, with the exception of accounts payable related to professional fees incurred.

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

Subsequent Events:

Leasing Activity
Subsequent to December 31, 2011 the Company signed 10 lease extensions comprising approximately 12,000 square feet and $171,000 in annual revenue. Additionally the Company signed one new lease comprising approximately 1,400 square feet and $30,000 in annual revenue.

The Company experienced five lease terminations, none of which are defaults, comprising approximately 4,000 square feet and $58,000 in annual revenue.  The Company anticipates new leases during 2012 which will offset the 2012 terminations experienced to date.

Condemnation litigation – Order of the Appellate Division which affirmed the Judgment of the Court of Claims entered in favor of the Company.  On January 11, 2012, the Company filed with the Appellate Division an Affirmation of Company Counsel in Opposition to the State’s Motion for Reargument or in the Alternative Leave to Appeal.

On February 17, 2012, the Appellate Division issued a Decision and Order denying the State’s motion seeking leave to reargue or in the alternative leave to appeal to the Court of Appeals.

The deadline for the State to respond is March 23, 2012.  As a result, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the court’s decisions and any further determinations.

Other

Employees -  As of December 31, 2011 we had 12 employees, 9 of which are full time.

Industry Segments - We operate primarily in one segment, investment in multitenanted industrial and medical office buildings.

Available Information – We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.  In addition, copies of our filings with the SEC may be obtained from our website located at www.gyrodyne.com.  We make available, free of charge, on or through the Investor Relations section of our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities  Exchange Act of 1934, as well as Prospectus Statements and Proxy Statements, as soon as reasonably practicable following the provision of such material or electronic filing of such material with the U.S. Securities and Exchange Commission (“SEC”).  Also available on our website is our Audit Committee Charter, and our Code of Business Conduct and Ethics governing our directors, officers and employees.  In addition, our web site includes any purchase or sale of securities by our officers, directors as well as any non-GAAP financial disclosures (defined by SEC’s Regulation G) that we may make public orally, or in writing.  We are not incorporating our website or any information from the website into this Form 10-K.

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

Real Estate Investments

The Company owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has 128,141 square feet of rental space and has 45 tenants. The Company also owns a medical office park which consists of ten buildings located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has 39,329 square feet of rental space and 20 tenants. In addition, the Company owns a medical office park which consists of seven buildings (including the two additional buildings purchased subsequently) located in Cortlandt Manor, New York. The property currently has 33,859 square feet of rental space and 15 tenants.  On March 31, 2009, the Company expanded outside New York State with the acquisition of the Fairfax Medical Center, an attached two building medical park in Fairfax, Virginia.  The property consists of 57,925 square feet and has 26 tenants.

The land at all locations is carried on the Company's balance sheet at cost in the amount of $5,721,559 while the buildings and improvements are carried at a depreciated cost of $27,667,738.  Additionally, the Company carries the land development costs related to the post 2005 Flowerfield age restricted residential development plan on the balance sheet at cost in the amount of $1,607,600.  During 2011 and 2010, land development costs incurred were approximately $125,000 and $116,000, respectively, most of which reflects capitalized real estate taxes.

The average age of the Flowerfield buildings is approximately 52 years while the Port Jefferson Station buildings have an average age of 38 years, the Cortlandt Manor buildings have an average age of 22 years and the average age of the Fairfax Virginia buildings is approximately 39 years.  All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, and plumbing is considered average for facilities of this age. The grounds feature extensive landscaping, are neatly groomed and well maintained.

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

The following table sets forth certain information as of December 31, 2011 for each of the Company’s properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	128,141	83%	$1,706,000	$15.97	45	1
Port Jefferson Professional Park	39,329	82%	$873,000	$26.91	20	2
Cortlandt Medical Center	33,859	100%	$1,008,000	$29.79	15	3
Fairfax Medical Center	57,925	85%	$1,321,000	$26.84	26	1
All Locations	259,254	86%	$4,908,000	$22.08	106	0

The following table sets forth the Company’s scheduled lease expirations as of December 31, 2011:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2012	45	73,000	$1,498,902	33.22%
2013	26	38,000	833,850	18.48%
2014	15	32,000	803,481	17.81%
2015	8	14,000	273,261	6.06%
2016	8	15,000	377,245	8.36%
Thereafter	9	31,000	724,743	16.06%

The Company’s properties are located in the hamlet of St. James, Port Jefferson Station and Cortlandt Manor, New York and Fairfax, Virginia. The Company has filed an application for a zoning change from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential on approximately 62.4 acres in St. James, New York.  The Company has an additional  5.2 acres bordering the industrial park that is currently zoned residential and is not part of the application for planned residential.

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

On June 30, 2010, the Court of Claims published its Decision requiring the State to pay the Company an additional $98,685,000 as just compensation for the Property.  The State had paid the Company $26,315,000 for the Property at the time of the taking, which the Company elected under New York’s eminent domain law (the “EDPL”) to treat as an advance payment while it pursued its claim. Under the EDPL and in the Decision issued by the Court of Claims, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount awarded at a rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, the Company submitted a motion to the Court of Claims on September 4, 2010 under EDPL Section 701 seeking reimbursement of costs and expenses incurred by the Company, including attorneys’ fees and costs in the amount of approximately $1,475,000.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department (the (“Appellate Division”), from the judgment of the Court of Claims entered in favor of the Company for an additional $98,685,000 plus statutory interest through the date of payment.

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

On March 7, 2011, the State of New York filed a brief with the Appellate Division.  The brief perfects the State’s filing of an appeal from the Judgment of the Court of Claims entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional amount of approximately $1,475,000 for fees and expenses incurred by the Company in this case.  On April 7, 2011, the Company filed its brief with the Appellate Division and on April 22, 2011, the State filed its reply brief with the Appellate Division.  The foregoing briefs were included as exhibits to Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “Commission”) and are also available on the Company’s website at http://www.gyrodyne.com.

On October 24, 2011, oral arguments on the State’s appeal were heard by the Appellate Division.  On November 22, 2011, the Appellate Division issued a unanimous Decision and Order affirming the judgment of the Court of Claims in 2010 requiring the State to pay Gyrodyne an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. The Appellate Division also affirmed the related judgment in favor of Gyrodyne entered by the Court of Claims in February 2011 for costs, disbursements and expenses in the amount of approximately $1,475,000.

The State filed a motion dated December 28, 2011 with the Appellate Division seeking leave to reargue or, alternatively, leave to appeal to the Court of Appeals, the November 22, 2011 Decision and Order of the Appellate Division which affirmed the Judgment of the Court of Claims entered in favor of the Company.  On January 11, 2012, the Company filed with the Appellate Division an Affirmation of Company Counsel in Opposition to the State’s Motion for Reargument or in the Alternative Leave to Appeal.  The foregoing motion and affirmation were included as exhibits to Current Reports on Form 8-K filed by the Company with the Commission and are also available on the Company’s website at http://www.gyrodyne.com.

On February 17, 2012, the Appellate Division denied the State’s Motion for Reargument or in the Alternative Leave to Appeal.

The deadline for the State to respond is March 23, 2012.  Accordingly, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decisions of the Court of Claims and the Appellate Division and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at December 31, 2011, with the exception of accounts payable related to professional fees incurred.

In addition to the foregoing, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosures.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information

The Company's Common Stock, $1.00 par value per share (symbol: "GYRO") is traded in the NASDAQ Small-Cap Market. Since June 10, 1948, the NASDAQ Small-Cap Market has been the principal market in which the Company’s stock is publicly traded. Set forth below are the high and low sales prices for the Company’s stock for each full quarter within the two most recent fiscal years:

Quarter Ended	Low	High
Fiscal 2010
March 31, 2010	$36.68	$41.92
June 30, 2010	$36.39	$47.02
September 30, 2010	$71.00	$82.53
December 31, 2010	$72.35	$82.20

Quarter Ended Fiscal 2011	Low	High
March 31, 2011	$69.75	$82.94
June 30, 2011	$63.52	$76.34
September 30, 2011	$52.03	$70.00
December 31, 2011	$54.99	$110.01

(b)	Approximate number of equity security holders, including shares held in street name by brokers.

Number of Holders of Record
Title of Class	as of March 1, 2012
Common Stock, $1.00 Par Value	1,176

(c)	There were no cash dividends declared on the Company’s Common Stock during the years ended December 31, 2011 and 2010.

(d)	Equity Compensation Plan Information.

As of December 31, 2011, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Item 6. Selected Financial Data

	2011	2010	2009	2008	2007
Statement of Operations Data
Total gross revenues	$5,519,704	$5,550,863	$4,834,416	$3,385,519	$2,029,939
Total rental expenses	2,347,400	2,218,589	1,953,613	1,519,027	1,046,397
Condemnation costs	333,308	109,354	1,307,184	520,469	783,390
Mortgage interest expense	1,193,875	1,117,963	942,986	465,963	162,450
Federal tax provision (benefit)	-	109,000	(4,130,000)	(2,496,000)	(403,989)
Net income (loss)	(1,124,665)	(1,081,465)	1,522,890	1,542,249	(1,551,654)
Net income (loss) per common share	(0.84)	(0.84)	1.18	1.20	(1.21)

Balance Sheet Data
Real estate operating assets, net	$32,976,274	$33,071,570	$32,267,032	$18,060,074	$10,176,717
Land held for development	2,166,066	2,041,037	1,925,429	1,771,558	1,339,892
Total assets	47,806,589	39,768,219	36,105,005	30,189,687	27,425,229
Mortgages including interest rate swap	21,143,780	21,845,279	18,164,266	10,560,486	5,502,623
Cash distribution paid	-	-	-	-	5,160,157
Total equity	23,987,799	14,961,340	14,633,741	12,686,301	13,023,698

Other Data
Funds from operations (1)	$(179,490)	$(233,911)	$(1,892,197)	$(890,482)	$(2,123,509)
Cash flows provided by (used in):
operating activities	(477,273)	(346,936)	(1,705,447)	(843,073)	(3,273,974)
investing activities	(905,834)	(1,524,192)	(6,269,146)	(6,310,030)	9,023,748
financing activities	9,617,579	3,143,864	7,637,486	4,903,855	(5,245,920)
Net increase (decrease) in cash and cash equivalents	8,234,472	1,272,736	(337,107)	(2,249,248)	503,854
Medical property
Rentable square footage	131,113	130,648	127,213	71,462	41,651
Occupancy Rate	88%	95%	89%	92%	97%
Industrial property
Rentable square footage	128,141	127,062	127,062	127,062	127,062
Occupancy	83%	81%	83%	89%	90%

(1)
The Company calculates funds from operations (“FFO”) in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT (National Association of Real Estate Investment Trusts) excluding the FFO adjustment for impairment charges.  NAREIT recently approved the adjustment to FFO for impairment charges, however the Securities and Exchange Commission did not approve such adjustment.  As a result, the Company does not exclude impairment charges from FFO.  The white paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

Historical cost accounting under GAAP measures, implies that real estate asset values diminish over time.  Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing historical cost accounting alone to be insufficient.  Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors .  However, our FFO includes a material cost for condemnation litigation  which other REITs may not incur.  Condemnation is not an extraordinary item as defined by GAAP, therefore such costs were included in the computation of FFO.  We disclose separately our condemnation costs to enable the investors and analysts to compute the impact of condemnation costs on FFO.

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

FFO is reconciled to Net Income in the Management Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Concerning Forward –Looking Statements

The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology.  These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to maintain and or develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of December 31, 2011, our portfolio consisted of four developed properties, consisting of 22 buildings with an aggregate of 259,254 rentable square feet. We also own undeveloped land parcels adjacent to existing properties for which plans are currently being formulated.

Factors Which May Influence Future Operations

Our operating focus is on acquiring, developing, owning, leasing and managing medical, commercial and industrial space. As of December 31, 2011, our operating portfolio was 86% leased to 106 tenants. As of December 31, 2010, our operating portfolio was 88% leased to 112 tenants. The year over year decrease  in the gross portfolio occupancy percentage was primarily the result of two lease terminations in the Port Jefferson Professional Park representing approximately 6,000 square feet and four tenants in the Fairfax Medical Center representing approximately 3,000 square feet.   Our continued focus on overcoming the challenges of negative absorption in the real estate industry through 2011 has resulted in increasing the Flowerfield occupancy rate from 81% to 83% and maintaining the Cortlandt Manor occupancy rate at 100%.

The Company’s strategy of repositioning its assets involves purchasing medical space where the Company believes it could increase the occupancy and / or rental rates of the targeted acquisition.  As a result, a material acquisition where the acquired asset’s occupancy rate is below the Company average will result in temporarily decreasing the overall occupancy rate.  As an example, the Virginia acquisition had a lower occupancy rate than the occupancy rate of  the Company’s other medical parks.  Furthermore, the rental rates in Virginia are greater than the historical Company average rate, therefore the increase in occupancy will have a proportionately greater impact in rental income on the overall portfolio.

Our leasing strategy for 2012 includes negotiating longer term leases, and focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2011. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2012	45	73,000	$1,498,902	33.22%
2013	26	38,000	833,850	18.48%
2014	15	32,000	803,481	17.81%
2015	8	14,000	273,261	6.06%
2016	8	15,000	377,245	8.36%
Thereafter	9	31,000	724,743	16.06%

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

We actively manage the renewal process rather than relying on third party asset management firms.   Historically this has resulted in a very low churn rate with our tenants.  However, industrial properties and medical properties in most of the regions we operate have experienced negative absorption rates meaning that additional space for rent or sale exceeds space sold or leased over the same period.   The negative absorption rate is an indicator of the challenges in maintaining or growing average occupancy, rent rates and addressing the demands for tenant incentives / concessions.  As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases.  Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period, market demanded tenant concessions / incentives, etc.  During 2011, the Company provided approximately $197,000 in tenant incentives in the form of tenant improvements and concessions in the form of rent abatement of approximately $102,000.

The Company strategy is to offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position.   However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2011, the Company incurred approximately $55,000 in leasing fees / commissions in exchange for revenue commitments of approximately $3,400,000 with leases ranging from 1 year to 10 years.  The leasing fees reflect a renewal cost rate of 1.6% of the related revenue commitments.  The Company often renews leases without external brokers or other third party costs.  The Company has approximately 33% of its annual leasing revenue up for renewal in 2012 as compared to 39% in 2011.  General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2011.

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

Allowance for doubtful accounts - Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

RESULTS OF OPERATIONS

The following is a comparison, for the years ended December 31, 2011 and 2010, of the operating results of Gyrodyne Company of America, Inc.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The Company is reporting a net loss of $(1,124,665) for the twelve months ended December 31, 2011 compared to net loss of $(1,081,465) for the twelve months ended December 31, 2010.  Basic and diluted per share loss amounted to $(0.84) for 2011 compared to per share loss of $(0.84) for the prior year.  The additional shares outstanding in 2011 compared to 2010 diluted the loss per share by $.03 from $(0.87) to $(0.84). The Company does not have any REIT taxable income for 2011 and 2010.  As a result, there is no available distributable income; accordingly the Company has not declared a dividend.

The Company is disclosing pro forma results for rental revenue, tenant reimbursements and rental expenses for 2011 and 2010 by property.  However, there were no significant proforma adjustments as the acquisition of the additional building in Cortlandt Manor represented 2,500 rentable square feet and was completed early in 2010.

Rental revenues - Rental revenues are comprised solely of rental income and amounted to $4,886,823 and  $4,892,946 for 2011 and 2010, respectively.  The increases / (decreases) over 2010 results per property amounted to $(695), $(21,151), $28,702 and $12,979 for Port Jefferson, Cortlandt, Fairfax and Flowerfield, respectively.

On a pro forma basis, the comparison of rental revenues for the years ended December 31, 2011 and 2010 as if all the properties  operated for twelve months is estimated as follows:

Facility Rental Revenue	December 31, 2011	December 31, 2010
Port Jefferson Professional Park	$954,384	$955,079
Cortlandt Medical Center	986,760	1,027,793
Fairfax Medical Center	1,297,983	1,269,281
Flowerfield Industrial Park	1,647,696	1,660,676
Total	$4,886,823	$4,912,829

Tenant reimbursements - Tenant reimbursements represent expenses negotiated, managed, and incurred directly by the Company on behalf of or for the benefit of the tenants.   Tenant reimbursements were $632,881 and $657,917 for 2011 and 2010, respectively, a decrease of $25,036 or 4%.

On a pro forma basis, the comparison of tenant reimbursements for the years ended December 31, 2011 and 2010 as if all the properties operated for twelve months is estimated as follows:

Facility Tenant Reimbursements	December 31, 2011	December 31, 2010
Port Jefferson Professional Park	$167,403	$194,386
Cortlandt Medical Center	148,157	153,598
Fairfax Medical Center	111,183	94,957
Flowerfield Industrial Park	206,138	214,976
Total	$632,881	$657,917

Total expenses excluding interest and tax expense - Expenses, excluding interest and taxes, amounted to $5,448,658 for 2011 and reflect an increase of $55,691 from the 2010 amount of $5,392,967. The net increase was attributable to an increase in rental expenses, condemnation litigation expenses and depreciation of  $128,811, $223,954 and $72,376, respectively, offset by a reduction in general and administrative expenses of $369,450.  Approximately $57,000 of the increase in rental expenses was attributable to the Company transferring more of its resources from general and administrative to directly supporting the rental properties

Rental operation expenses - Rental expenses for the years ended December 31, 2011 and 2010 were $2,347,400 and $2,218,589, respectively, representing an increase of $128,811 or 6%.  The increases over the 2010 expenses per property amounted to $10,426, $21,837, $71,557, and $24,991 for Port Jefferson, Cortlandt Manor, Fairfax and Flowerfield, respectively. Approximately $57,000 of the increase in rental expenses is attributable to the Company transferring more of its resources from general and administrative to directly supporting the rental properties, with the Fairfax Medical Center absorbing approximately $49,000 of the increase.  Recurring annual costs on the additional Cortlandt Manor building purchased in May 2010, and higher real estate taxes portfolio - wide in 2011 were responsible for approximately $15,000 and $53,000, respectively, of the increase.   Approximately $25,000 of the remaining increase was due to the amortization of additional leasing fees.  The additional leasing fees included approximately $15,000 related to the write-off associated with the early termination of a long term rooftop lease.  The Company’s spike in renewals experienced in 2011 and the signing of broker assisted new leases resulted in the remaining increase in lease amortization of $10,000.  The Company expects another spike in renewals in 2012 which the Company is forecasting to result in additional lease amortization, however the Company does not forecast any significant early lease terminations similar to 2011.  The Company was successful in offsetting approximately $21,000 of the increase through aggressively managing its insurance premiums and real estate maintenance expenses.

On a pro forma basis, the comparison of rental expenses for the years ended December 31, 2011 and 2010 as if all the properties operated for twelve months is as follows:

Facility Rental Expense	December 31, 2011	December 31, 2010
Port Jefferson Professional Park	$414,782	$404,356
Cortlandt Medical Center	481,277	468,684
Fairfax Medical Center	549,237	477,680
Flowerfield Industrial Park	902,104	877,113
Total	$2,347,400	$2,227,833

General and administrative expenses -  General and administrative expenses  for the years ended December 31, 2011 and 2010 were $1,891,849 and $2,261,299, representing a decrease of $369,450 or 16%.  Significant contributing factors between the two reporting periods included 2011 pension expense decrease  of $205,452 which was mainly attributable to the actuarial computation for the annual cost to support the benefits for employees who are vested as of January 1, 2011.  Other factors contributing to the decrease were legal and consulting fees of $27,479, a decrease of $94,768 compared to 2010.  The Company anticipates that it can hold 2012 general and administrative expenses at the 2011 levels.

Condemnation expenses - Condemnation expenses for the years ended December 31, 2011 and 2010 were $333,308 and $109,354, respectively, an increase of $223,954 or 205%.  The Court of Claims of the State of New York published its Decision in the Company’s case for just compensation for the 245.5 acres of its Flowerfield property requiring the State to pay the Company an additional $98,685,000 plus interest at the rate of 9% from November 2, 2005 to receipt of payment.  The expenses in 2011 were attributable to legal fees and related expenses associated with  the Company’s response to New York States request for appeal.  The Company may incur condemnation costs in 2012 that substantially exceed those incurred in 2011, to continue vigorously pursuing its rights under this litigation which is subject to further appeal.

Depreciation expense - Depreciation expense increased by 9% or $72,376, amounting to $876,101 in 2011 compared to $803,725 during the prior year.  The increase in depreciation is mainly attributable to the Company’s capital investment to maximize occupancy and effective rental rates.

Interest expense, net -  Interest expense, net in 2011 and 2010 was $1,195,711 and $1,130,361, respectively, an increase of $65,350.  The increase is attributable to the $4,000,000 mortgage on the Flowerfield Industrial Park which replaced the $1,750,000 revolving line of credit partially offset by lower interest expense on the Cortlandt Medical Center.

On a pro forma basis, the comparison of interest expense for the years ended December 31, 2011 and 2010 as if all the properties operated for twelve months is as follows:

Facility Interest Expense	December 31, 2011	December 31, 2010
Fairfax Medical Center	$457,200	$466,383
Cortlandt Medical Center	239,783	279,208
Port Jefferson Medical Center	297,766	303,535
Flowerfield Industrial Park	199,127	-
Other interest expense	3,531	82,631
Total	$1,197,407	$1,131,757

As a result of the changes in rental revenue, total expenses and other income (expense), the Company is reporting a loss before provision (benefit) for income taxes of $(1,124,665) for 2011 as compared to a loss of $(972,465) for 2010.

Income Taxes.  The Company did not have a tax expense during 2011 and during 2010, the Company’s tax expense was $109,000, all of which was related to the Company’s limited partnership interest in the Callery-Judge Grove.  The Company’s partnership interest in the losses incurred by the Grove during fiscal years 2011 and 2010 was $333,562 and $319,469, respectively.  The Company no longer has any deferred tax liabilities related to the condemnation advance payment received and therefore does not expect a  deferred tax benefit for 2012.  However, following the Court’s decision on the Company’s condemnation claim in June 2010, a deferred tax liability will be recorded upon the earlier of the State’s acceptance of the Court’s decision, the favorable conclusion of the appeals process, or a related settlement with the Company.  The timing of when the deferred tax liability will be recorded is based on when the revenue is recorded.    The timing and amount of  any deferred tax benefit from the tax free rollover of the award cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below:

	2011	2010
Net cash used in operating activities	$(477,273)	$(346,936)
Net cash used in investing activities	$(905,834)	$(1,524,192)
Net cash provided by financing activities	$9,617,579	$3,143,864
Ending cash and cash equivalents balance	$10,375,994	$2,141,522

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Net cash used in operating activities was $477,273 and $346,936 during the years ended December 31, 2011 and 2010, respectively. The cash used in operating activities in  2011 was primarily related to condemnation costs of $333,308 supplemented by a net reduction in accounts payable and accrued liabilities totaling $277,700.  The cash used in operating activities in the prior year was primarily related to condemnation costs of $109,354 supplemented by an increase in prepaid expenses and other assets of $197,314, a decrease in accounts payable net of an increase in accrued liabilities of $227,015, and a net increase in rent receivable net of deferred rents of $51,085.

Net cash used in investing activities amounted to $905,834 and $1,524,192 for the years ended December 31, 2011 and 2010, respectively.  The cash used in investing activities in the current period was primarily due to land development costs of $125,029 on our undeveloped land at Flowerfield,  tenant improvements of approximately $197,000, most of which were contracted for in 2010, and approximately $385,000 to rebuild and expand the parking lot at Cortlandt Medical Center which has a 100% occupancy rate.  The cash used in 2010 was primarily due  to the acquisition of the additional building in Cortlandt Manor offset by the liquidation of investment in interest bearing time deposits.  The land development costs are comprised of real estate taxes and non-recurring capital improvement costs  related to the Flowerfield property slated for the development project and currently not being utilized by the industrial park.  The Company does not anticipate an increase in land development costs until it identifies a development partner or investor who will participate in the rezoning effort including a lead roll in the design, construction and acquisition of the development project.

Net cash provided by financing activities amounted to $9,617,579 and $3,143,864 for the years ended December 31, 2011 and 2010, respectively.  The primary source for the cash provided by financing activities in 2011 was the completion of a rights offering by the Company to its shareholders.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares issued, and net proceeds (after expenses) raised of $9,961,476.  The net proceeds increased the balance in common stock and additional paid in capital by $192,641 and $9,768,835, respectively.  The primary source for the cash provided by financing activities in 2010 was the 2010 mortgage on the Flowerfield Industrial Park.  The Company does not have any interest only mortgages and as a result, during 2011 and 2010, the Company repaid $580,897 and $439,589, respectively, of principal on its total mortgage obligations.   During 2010, the Company utilized $1,750,000 of its revolving line of credit, all of which was retired out of the proceeds from the new $4,000,000 Flowerfield mortgage.  The  $4,000,000 mortgage on the Flowerfield Industrial Park and approximately 35 acres was comprised of $2,250,000 of additional cash and the assumption of the $1,750,000 revolving line of credit.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account which was released to the Company in 2011 following the completion of  environmental testing reflecting results satisfactory to the bank.

At December 31, 2011, the Company had cash and cash equivalents of $10,375,994 to meet its current obligations.

For the year ending December 31, 2012, the Company has anticipated capital expenditures of approximately $1,000,000. These capital expenditures are for lease renewals, general upgrades, necessary repairs that qualify as capital expenditures and include real estate taxes of $100,000 related to the land held for development.

The Company anticipates being able to fund its operations for the year ending December 31, 2012 from the generation of cash from operations.

The Company was in compliance with financial covenants associated with its various loans.  The significant financial covenants, if any,  associated with the mortgages are restricted to debt service ratios as follows:

Debt Service Ratio
Mortgage payable – Port Jefferson Professional Park	None
Mortgage payable – Cortlandt Medical Center	1.2:1
Mortgage payable – Fairfax Medical Center	1.2:1
Mortgage payable – Flowerfield Industrial Park	None

* Debt service ratio is defined as net operating income before debt service and depreciation / annual principal and interest expense.

The Company’s successful rights offering resulted in net proceeds of $9,961,476.  The funds will provide additional liquidity for all of the following:

•	funding anticipated normal working capital requirements in 2012 and beyond;
•	funding ongoing costs associated with the rezoning application for the Flowerfield property; and
•	strengthening our balance sheet with such additional liquidity to pursue the condemnation award through the appeal process.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cash flows.  During 2010 and 2011, the commercial real estate market continued to show significant signs of stress which is directly affecting the credit markets.  The Long Island commercial real estate market continues to show distress in the transaction market.  In early 2012, data in the market reflected new properties for sale continue to exceed the absorption rate for the same period.  The continued economic challenges and distressed real estate forecasts are adversely affecting the credit markets for commercial real estate causing some lenders to reduce or stop issuing credit or to move toward either equity financing or a combination debt and equity often referred to as structured finance deals.  Similar conditions exist in our other geographical locations.

Effective with an election dated May 1, 2006, the Company operates as a real estate investment trust (a “REIT”) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets within the ten-year period ending April 30, 2016.  To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. As of December 31, 2011, the Company had cash and cash equivalents of $10,375,994.  The Company  anticipates having the capacity to fund normal operating, general and administrative expenses, and its regular debt service requirements as well as fund any costs to maintain its real estate portfolio.

Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, opportunities to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code, and other factors the Board of Directors may deem relevant.  The Company does not have any REIT taxable income for the years ended December 31, 2011 and 2010 and the Board of Directors does not anticipate declaring a dividend attributable to those fiscal years..

INCOME TAXES

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (a “REIT”) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”).  As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT requirements for the year ended December 31, 2011 and was not subject to any federal and state income taxes. The Company intends to continue to adhere to these requirements and maintain the Company’s REIT status.

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

The Company’s investment in the Callery-Judge Grove, L.P., a limited partnership (the “Grove”) is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2011 and December 31, 2010.  The Grove is located in Florida where there currently is no state income tax.  As a result, under current tax regulations, the Company will not be subject to any significant state income tax from its investment in the Grove.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove but is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.   As a limited partner, the Company does not control the resolution of the foreclosure.  The form of resolution will impact the taxable income or loss and any related tax liability allocable to the Company.

The severity and longevity of the recession is putting pressure on federal, state and local governments to increase tax revenue.  The Company cannot forecast what impact, if any, will result from future changes in the federal, state or local changes in their respective tax regulations.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in Callery Judge Grove, L.P. (the “Grove”) which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development. As of December 31, 2010, the investment represented a 9.99% interest in the Grove.  The Company is accounting for the investment under the equity method. As of December 31, 2010, and December 31, 2011, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove but is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.  The deferred tax liability represents taxable losses not yet recorded pursuant to the equity method of accounting.

DEVELOPMENT OF FLOWERFIELD PROPERTY

In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums.  The residential mix and total number of residential units could change upon approval by local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.  The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".  The costs associated with the ownership and development of the property as of December 31, 2011 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,608,000. The Company cannot predict the outcome of the application. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and is not part of the application for planned residential.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Supplemental Financial Measure: Funds from Operations (“FFO”)

The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT excluding the FFO adjustment for impairment charges.  NAREIT recently approved the adjustment to FFO for impairment charges, however the Securities and Exchange Commission did not approve such adjustment.  As a result, the Company does not exclude impairment charges from FFO.  The White Paper defines FFO as Net Income or loss calculated in accordance with GAAP , excluding extraordinary items , as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

Historical cost accounting under GAAP measures, implies that real estate asset values diminish over time.  Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing a historical cost accounting alone to be insufficient.  Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors.  However, our FFO includes a material cost for condemnation litigation  which other REITs may not incur.  Condemnation is not an extraordinary item as defined by GAAP, therefore such costs were included in the computation of FFO.  We disclose separately under Item 6 (Selected Financial Data) and in the Statement of Operations, our condemnation costs to enable the investors and analysts to compute the impact of condemnation on FFO.

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

The following table provides the reconciliation of net income to FFO for the years ended December 31, 2007 through 2011 inclusive:

Year ended December 31,
	2011	2010	2009	2008	2007
Realized gains (losses) on marketable securities which are included in Net Income	$-	$-	$159,805	$17,124	$83,967
Net Income	$(1,124,665)	$(1,081,465)	$1,522,890	$1,542,249	$(1,551,654)
Depreciation and amortization	876,101	803,725	690,676	359,625	150,176
Amortization of capitalized leasing costs	69,074	43,829	35,237	7,644	2,969
Less Income tax benefit on Advance Payment,	-	-	(4,141,000)	(2,800,000)	(725,000)
Funds from Operations	$(179,490)	$(233,911)	$(1,892,197)	$(890,482)	$(2,123,509)

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:
(1) Report of Independent Registered Public Accounting Firm
(2) Consolidated Balance Sheets as of December 31, 2011 and 2010
(3) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
(4) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011 and 2010
(5) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010
(6) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
(7) Notes to Consolidated Financial Statements
(8) Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2011 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2011.

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

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)
The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2012 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Corporation are elected by the Board of Directors to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a	Current Board
		Director	Term Expires
Stephen V. Maroney	69	1996	2013
President, CEO, and Director of the Company

Peter Pitsiokos	52	---	---
COO, Secretary and Chief Compliance Officer of the Company

Gary J. Fitlin	46	---	---
CFO and Treasurer of the Company

Paul L. Lamb	66	1997	2012
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Philip F. Palmedo	77	1996	2013
President of Palmedo Associates
Director of the Company

Elliot H. Levine	58	2004	2014
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Richard B. Smith	57	2002	2012
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

Ronald J. Macklin	49	2003	2013
Vice President and Deputy General Counsel, National Grid
Director of the Company

Nader G.M. Salour	53	2006	2012
Principal, Cypress Realty of Florida, LLC
Director of the Company

Naveen Bhatia	32	2008	2014
Principal, Keffi Group, Ltd.
Director of the Company

(b)           Business Experience

Stephen V. Maroney, age 69, was initially engaged by the Company as an outside consultant in June 1996 and elected to the Board of Directors in July of that same year. Mr. Maroney is the former President of Extebank, a Long Island based commercial bank with a presence in Nassau and Suffolk Counties and New York City. Prior to that appointment, he served as Extebank’s Chief Financial Officer. Mr. Maroney was appointed to the position of President and  CEO by the Gyrodyne Board of Directors on March 14, 1999. He also was the Company’s Chief Financial Officer and Treasurer from March 1999 through October 2009.  His career on Long Island spans a period of over 40 years and includes involvement in numerous civic, charitable and professional organizations.  The Board concluded that Mr. Maroney should serve as a director because of his years of experience in senior management positions and leadership roles in the Long Island and metropolitan New York business community.

Peter Pitsiokos, age 52, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004.  He has been the Company’s Chief Operating Officer and Chief Compliance Officer since 2004.  He has also been Secretary of the Company for over five years.  Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York.  He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven.  Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate.  He holds a law degree from Villanova University and a BA degree from Stony Brook University.

Gary J. Fitlin, age 46, joined the Company in October 2009 as its Chief Financial Officer and Treasurer.  Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions.  Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration.  Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration.  He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 66, has been a director since 1997 and became Chairman of the Board on March 14, 1999.  He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law.  He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.  The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Philip F. Palmedo, age 77, was appointed to the Board of Directors in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Elliot H. Levine, age 58, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978.  Mr. Levine’s work experience includes five years at Arthur Young, ten and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 15 years as senior member of Levine & Seltzer.  The Board concluded that Mr. Levine should serve as a director of the Company because of his 34 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Richard B. Smith, age 57, was appointed to the Board of Directors in November 2002.  Mr. Smith has been a Vice President in the Commercial Banking Division of the First National Bank of Long Island since February 2006.  He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005.  Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank.  He received an MBA in Finance from SUNY Albany in 1983.  Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society.  He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York.  The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

Ronald J. Macklin, age 49, was appointed to the Board of Directors in June 2003.  Mr. Macklin currently serves as Vice President and Deputy General Counsel for National Grid and formerly KeySpan Corporate Services, where he has held various positions within the Office of General Counsel since 1991.  Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman.  He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School.  The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Nader G.M. Salour, age 53, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006.  Mr. Salour has been a Principal of Cypress Realty of Florida since 2000.  He served as President of Abacoa Development Company from June 1996 to June 2006, and has served as a Director of Abacoa Partnership for Community since December 1997, and as a Director of the Economic Council of Palm Beach County since 2004.  The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Naveen Bhatia, age 32, was elected to the Board of Directors in December 2008.  Mr. Bhatia is Principal of Keffi Group, Ltd., a private investment firm.  He was Co-Founder and Partner of Eagle Lake Capital, LLC, an investment management firm, from August 2003 to April 2009.  He was formerly an investment banking analyst for Rothschild Inc., an investment bank, from July 2001 to August 2003.  Mr. Bhatia has served on the Board of Directors of Cotton Holdings, Inc. (formerly CCLM Holdings, Inc.) since March 2009 and as Chairman since September 2010.  The Board concluded that Mr. Bhatia should serve as a director of the Company because he brings valuable financial expertise as co-founder of an investment firm with specific experience in analyzing and/or investing in real estate and with companies engaged in real estate investing.

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2011 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2011 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2011, other than (i) Mr. Lamb, who filed one report discussing five transactions that were not reported on a timely basis, (ii) Mr. Macklin, who filed one report discussing one transaction that was not reported on a timely basis, and (iii) Mr. Palmedo, who filed one report discussing two transactions that were not reported on a timely basis.

(d)           Audit Committee Financial Expert

The Board of Directors has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and NASDAQ rules. The Board of Directors has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a partner in the accounting firm of Levine & Seltzer, LLP. In addition, Mr. Levine has 11.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

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

Item 11. Executive Compensation.

(a)           Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2011 and 2010.

2011 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen V. Maroney	2011	220,000	25,000 (A)	0	0	0	0	0	245,000
President and CEO	2010	220,000	0	0	0	0	0	0	220,000

Peter Pitsiokos	2011	176,869	25,000 (A)	0	0	0	0	0	201,869
COO and Secretary	2010	176,869	0	0	0	0	0	0	176,869

Gary J. Fitlin	2011	158,000	0	0	0	0	0	75,000(B)	233,000
CFO and Treasurer	2010	158,000	0	0	0	0	0	75,000(B)	233,000

(A) Consists of 2011 performance bonuses issued on March 14, 2012 to each of Mr. Maroney and Mr. Pitsiokos for $25,000.

(B) Consists of deferred cash compensation that vests annually each October and is payable at the earlier of termination, resignation, or October 2012.

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

The compensation arrangements between the Company and Gary Fitlin, our Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009 (collectively, the “Fitlin Agreements”).  Pursuant to the Fitlin Agreements, Mr. Fitlin joined the Company at a base salary of $158,000 per year plus deferred bonus equal to $75,000 for each full year (or portion thereof) of service during the three-year period ending October 21, 2012.  The deferred bonus payments will vest on October 21 of each of 2010, 2011 and 2012, respectively.  If a change-in-control of Gyrodyne occurs prior to any vesting dates, Mr. Fitlin will receive the amount of any vested deferred bonuses, plus a “pro rata” portion of the bonus for the current period for each month of services rendered.  The deferred bonus will only be paid upon the earlier of a change-in-control of Gyrodyne or October 21, 2012, regardless of when vesting occurs.  Under the Fitlin Agreements, a change-in-control is deemed to occur upon the first to occur of any event described as either a change in ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined under Section 409A of the Internal Revenue Code.

(b)           Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2011, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

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

(e)           Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan.  The Pension Plan is believed to provide a reasonable benefit for the executives and all other employees.  The overfunded and (underfunded) status of the Company’s pension plan is included in prepaid pension costs and pension liability in the accompanying consolidated balance sheets and is $1,064,843 and $1,020,178 at December 31, 2011 and 2010, respectively. In compliance with the minimum funding requirements, the Company did not have a minimum funding requirement for the year ending December 31, 2011 or 2010. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.  The Company pension has a significant investment in the Company’s common stock which reflected a closing price per share on the last trading day of 2011  and 2010 of $102 and $80.31, respectively.  The approximate 27% increase in value during 2011 was the primary asset contributing to the increase in the overfunded status of the pension plan as of December 31, 2011.

(f)           Compensation of Directors

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

2011 DIRECTOR COMPENSATION

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2011:

	Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A	Paul L. Lamb	54,000	0	0	0	0	0	54,000

B	Naveen Bhatia	30,000	0	0	0	0	0	30,000

C	Philip F. Palmedo	30,000	0	0	0	0	0	30,000

D	Elliot H. Levine	30,000	0	0	0	0	0	30,000

E	Richard B. Smith	30,000	0	0	0	0	0	30,000

F	Ronald J. Macklin	30,000	0	0	0	0	0	30,000

G	Nader G.M. Salour	30,000	0	0	0	0	0	30,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2011, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(b)
The following table sets forth certain information as of March 8, 2012 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of the Company’s present executive officers and directors as a group.

	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class (9)
Common Stock $1 Par Value	More Than 5% Shareholders
	Bulldog Investors/Brooklyn Capital Management/Goldstein/Dakos 60 Heritage Drive Pleasantville, NY 10570	292,281(2)	19.71
	Leap Tide Capital Management, Inc. Jan Loeb 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	95,889(3)	6.47
	Gerard Scollan 80 Browns River Road Sayville, NY 11782	87,101(4)	5.87

Directors and Executive Officers
Stephen V. Maroney	68,187(5)	4.60
Paul L. Lamb	29,578(6)	1.99
Philip F. Palmedo	15,650(7)	1.06
Naveen Bhatia	6,375	*
Nader G.M. Salour	1,648	*
Richard B. Smith	1,000	*
Ronald J. Macklin	566	*
Elliot H. Levine	137	*
Peter Pitsiokos	0(8)	*
Gary J. Fitlin	0	*

All executive officers and Directors as a group (10 persons)	123,141	8.31

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(2)  On February 14, 2012, Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13G/A with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 292,281 shares of Gyrodyne stock. Power to dispose and vote securities reside either with Mr. Goldstein, Mr. Dakos or with clients.

(3)  On February 12, 2010, Leap Tide Capital Management, Inc. and Jan Loeb filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person beneficially owns 94,666 shares of Common Stock with the sole power to vote or direct the vote and to dispose or direct the disposition of all shares.  Based on subsequent information received from Jan Loeb in February 2012, the aggregate ownership of Common Stock amounts to 95,889 shares.

(4)  Includes 86,966 shares of Company stock held by Lovin Oven Catering of Suffolk, Inc., of which Mr. Scollan is the majority shareholder. Mr. Scollan has sole voting and dispositive power with respect to 135 shares, and shared voting and dispositive power with respect to 86,966 shares.

(5)  On January 28, 2011, Stephen V. Maroney filed a Form 4 with the Securities and Exchange Commission stating that he beneficially owns 68,187 shares of Gyrodyne stock. These shares are jointly and beneficially owned with his spouse over which they have shared voting and dispositive power.

(6)  Includes 2,277 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 11,923 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan.  Additionally, Mr. Lamb has 15,378 shares in an Individual Retirement Account.

(7)   Does not include his wife’s ownership of 4,125 shares, or 400 shares in a trust for two relatives for which he is the Trustee, in which he denies any beneficial interest.

(8)   Does not include his wife's ownership of 7 shares in which he denies any beneficial interest.

(9)  The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of March 16, 2012.

*     Less than 1%.

Shareholder Rights Plan

On August 10, 2004, our Board of Directors declared a dividend distribution of one share purchase right for each outstanding share of our common stock held by shareholders of record on August 27, 2004.  Each share purchase right entitles the registered holder to purchase from us one share of common stock at an exercise price of $75.00 per share.  The description and terms of the share purchase rights are set forth in a Rights Agreement, dated as of August 10, 2004, between us and Registrar and Transfer Company, as Rights Agent (the “Rights Agreement”).

Pursuant to the Rights Agreement, in the event that any person or group, without our board’s approval, acquires (or announces or commences a tender offer to acquire) 20% or more of our common stock, then each holder of a share purchase right (other than such person or group) shall thereafter have the right to receive upon exercise of such share purchase right and payment of an exercise price of $75.00 shares of our common stock having a value equal to twice the exercise price.  Also, if the Company is acquired in a merger or sells more than 50% of its assets or earning power at any time after a person or group acquires 20% or more of our common stock without board approval, each share purchase right will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value of twice the exercise price.  If any person or group acquires at least 20%, but less than 50% of our common stock, the board may, at its option, exchange one share of common stock for each share purchase right (other than share purchase rights held by such person or group).

The share purchase rights may be redeemed by the Company for $0.005 per share purchase right and will otherwise expire on August 11, 2014.

For as long as the share purchase rights are then redeemable, we may amend the share purchase rights in any manner, including an amendment to extend the time period in which the share purchase rights may be redeemed.  At any time when the share purchase rights are not then redeemable, we may amend the share purchase rights in any manner that does not materially adversely affect the interests of holders of the share purchase rights as such.

Until a share purchase right is exercised, the holder, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

If previously approved by our Board of Directors, an acquisition of shares pursuant to a transaction or series of related transactions resulting in a person owning 20% or more of the shares shall not cause the purchase rights to become exercisable.  On March 14, 2012, our Board resolved that, for a period terminating not later than September 19, 2014, the purchase of additional shares by our largest shareholder, Bulldog Investors and its affiliates (“Bulldog”), shall not, by itself, cause the purchase rights to become exercisable so long as Bulldog does not become the owner of 23% or more of the shares of common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.
On April 30, 2010, the Company’s then existing lender (the “Bank”) assigned the note and related mortgage associated with a $1,750,000 line of credit (the “Loan”) between the Bank and the Company to Asia World Marketplace LLC (“AWM”).  Paul L. Lamb, the Company’s Chairman of the Board, serves as the Managing Director of AWM.  AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and was paid closing fees of $6,585, directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP. Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which included a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consisted of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.    Since April 30, 2010, the largest aggregate amount of principal outstanding was $1,750,000.  In December, 2010, the Company borrowed $4,000,000 from a bank and used $1,750,000 of the proceeds to pay off the Loan.  Lamb and Barnosky represented AWM in the Loan payoff and was paid closing fees of $2,045 by the Company.  In the aggregate, the Company made interest payments in the amount of $68,836 in connection with the Loan.

There were no other transactions in effect since January 1, 2010 (the beginning of the fiscal year preceding the Company’s last fiscal year) or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

The majority of the members of the Board of Directors are independent directors as defined by the listing requirements of the NASDAQ Stock Market. Such independent directors are Messrs. Lamb, Bhatia, Levine, Macklin, Palmedo, Salour and Smith.  The Company has compensation, nominating, investment and audit committees, the members of which are also independent as defined by the listing requirements of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2011 and December 31, 2010:

Fee Category	Fiscal December 31, 2011	Fiscal December 31, 2010

Audit Fees (1)	$90,000	$81,520
Audit-Related Fees (2)	16,568	2,867
Tax Fees (3)	29,827	21,531
All Other Fees (4)	-	-

Total Fees	$136,395	$105,918

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of Form 8-K filings, Form S-3 filings, proxy filings and research into various accounting issues.

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

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the principal accountants and approves in advance any services to be performed by the principal accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the principal accountantsindependent auditors. The Audit Committee  has determined not to adopt any blanket pre-approval policies or procedures. All of the fees shown above were pre-approved by the Audit Committee.

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

10.4	Agreement between the Company, and the Bulldog Investors, dated as of September 19, 2011. (8)

10.5	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.6	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

10.7	Purchase and Sale Agreement dated as of January 2, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.8	First Amendment to Purchase and Sale Agreement dated February 10, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.9	Second Amendment to Purchase and Sale Agreement dated March 19, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.10	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (11)

10.11	Compensation of Directors. (12)

10.12	Employment Agreement, with Gary J. Fitlin, dated October 21, 2009. (13)

10.13	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (13)

21.1	List of all subsidiaries. (12)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (14)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange
Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange
Commission on November 13, 2008

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 15, 2009.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(12)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

(14)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

/S/ Stephen V. Maroney
By Stephen V. Maroney, President and Chief Executive Officer
Date: March 16, 2012

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 16, 2012

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 16, 2012

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 16, 2012

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 16, 2012

/S/ Stephen V. Maroney
By Stephen V. Maroney, Director
Date: March 16, 2012

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 16, 2012

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

10.4	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (8)

10.5	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Stephen V. Maroney (January 23, 2003), dated December 31, 2008. (7)

10.6	Amendment Number 1 to the Company Amended and Restated Employment Agreement for Peter Pitsiokos (January 23, 2003), dated December 31, 2008. (7)

10.7	Purchase and Sale Agreement dated as of January 2, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.8	First Amendment to Purchase and Sale Agreement dated February 10, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.9	Second Amendment to Purchase and Sale Agreement dated March 19, 2010 between Gyrodyne Company of America, Inc. and Fairfax Medical Center, LLC. (10)

10.10	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (11)

10.11	Compensation of Directors. (12)

10.12	Employment Agreement, with Gary J. Fitlin, dated October 21, 2009. (13)

10.13	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (13)

21.1	List of all subsidiaries. (12)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (14)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (14)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(3)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(4)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2007.

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 31, 2008.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on March 12, 2003.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 15, 2009.

(11)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(12)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

(14)	Filed as part of this report.

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

Years Ended December 31, 2011 and 2010

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gyrodyne Company of America, Inc. and Subsidiaries
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, comprehensive (loss) income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 16, 2012

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2011	2010

Assets

Real Estate:
Rental property:
Land	$5,163,093	$5,139,018
Building and improvements	32,855,932	32,156,841
Machinery and equipment	338,275	280,636
	38,357,300	37,576,495
Less Accumulated Depreciation	5,381,026	4,504,925
	32,976,274	33,071,570
Land held for development:
Land	558,466	558,466
Land development costs	1,607,600	1,482,571
	2,166,066	2,041,037
Total Real Estate, net	35,142,340	35,112,607

Cash and Cash Equivalents	10,375,994	2,141,522
Rent Receivable, net of allowance for doubtful accounts of $103,000 and $82,000, respectively	83,942	141,680
Deferred Rent Receivable	137,220	80,003
Escrow Deposit	-	250,000
Prepaid Expenses and Other Assets	1,002,250	1,022,229
Prepaid Pension Costs	1,064,843	1,020,178
Total Assets	$47,806,589	$39,768,219

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$333,936	$692,078
Accrued liabilities	456,166	375,724
Deferred rent liability	83,047	103,074
Tenant security deposits payable	486,861	475,724
Mortgage loans payable	21,143,780	21,724,677
Deferred income taxes	1,315,000	1,315,000
Other liability	-	120,602
Total Liabilities	23,818,790	24,806,879

Commitments and Contingencies

Stockholders' Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 and 1,531,247 shares issued in 2011 and 2010, respectively; 1,482,680 and 1,290,039 shares outstanding in 2011 and 2010, respectively	1,723,888	1,531,247
Additional paid-in capital	17,747,069	7,978,234
Accumulated other comprehensive income	292,031	102,383
Balance of undistributed income from other than gain or loss on sales of properties	5,762,508	6,887,173
	25,525,496	16,499,037

Less Cost of 241,208 Shares of Common Stock Held in Treasury	(1,537,697)	(1,537,697)
Total Stockholders' Equity	23,987,799	14,961,340
Total Liabilities and Stockholders' Equity	$47,806,589	$39,768,219

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Revenues
Rental income	$4,886,823	$4,892,946
Rental income - tenant reimbursements	632,881	657,917
Total Rental income	5,519,704	5,550,863

Expenses
Rental expenses	2,347,400	2,218,589
General and administrative expenses	1,891,849	2,261,299
Condemnation expenses	333,308	109,354
Depreciation	876,101	803,725
Total	5,448,658	5,392,967

Other Income (Expense):
Interest expense, net	(1,195,711)	(1,130,361)
Total	(1,195,711)	(1,130,361)

Loss Before Provision for Income Taxes	(1,124,665)	(972,465)
Provision for Income Taxes	-	109,000
Net Loss	$(1,124,665)	$(1,081,465)

Net Loss Per Common Share:
Basic and Diluted	$(0.84)	$(0.84)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,340,706	1,290,039

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years Ended December 31, 2011 and 2010

	$1 Par Value			Accumulated	Balance of
	Common Stock		Additional	Other	Undistributable	Treasury Stock		Total
		Par	Paid in	Comprehensive	Income			Stockholders'
	Shares	Value	Capital	Income (Loss)	(Deficit)	Shares	Cost	Equity

Balance, January 1, 2010	1,531,247	$1,531,247	$7,978,234	$(1,306,681)	$7,968,638	241,208	$(1,537,697)	$14,633,741
Unrealized Loss on Interest Rate Swap Agreement	-	-	-	(120,602)	-	-	-	(120,602)
Unrecognized Actuarial Pension Gain	-	-	-	1,529,666	-	-	-	1,529,666
Net Loss	-	-	-	-	(1,081,465)	-	-	(1,081,465)
Balance, December 31, 2010	1,531,247	1,531,247	7,978,234	102,383	6,887,173	241,208	(1,537,697)	14,961,340
Issuance of Common Shares, net of issuance costs of $248,497	192,641	192,641	9,768,835	-	-	-	-	9,961,476
Recognition of Unrealized Loss on Interest Rate Swap Agreement	-	-	-	120,602	-	-	-	120,602
Unrecognized Actuarial Pension Gain	-	-	-	69,046	-	-	-	69,046
Net Loss	-	-	-		(1,124,665)	-	-	(1,124,665)
Balance, December 31, 2011	1,723,888	$1,723,888	$17,747,069	$292,031	$5,762,508	241,208	$(1,537,697)	$23,987,799

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
	December 31,
	2011	2010

Net Loss	$(1,124,665)	$(1,081,465)
Other Comprehensive (loss) income:
Unrecognized actuarial pension gain	69,046	1,529,666
Unrealized loss on interest rate swap agreement	-	(120,602)
Other Comprehensive income	69,046	1,409,064
Comprehensive (loss) income	$(1,055,619)	$327,599

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(1,124,665)	$(1,081,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	910,681	845,596
Bad debt expense	21,000	24,000
Net periodic pension benefit cost	24,381	229,833
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	36,738	(81,762)
Deferred rent receivable	(57,217)	(20,081)
Prepaid expenses and other assets	(1,603)	(197,314)
(Decrease) increase in liabilities:
Accounts payable	(358,142)	(303,587)
Accrued liabilities	80,442	76,572
Deferred rent liability	(20,026)	50,758
Deferred income taxes	-	109,000
Tenant security deposits	11,138	1,514
Total adjustments	647,392	734,529
Net cash used in operating activities	(477,273)	(346,936)

Cash Flows from Investing Activities:
Purchase of medical office buildings	-	(728,829)
Purchase of building improvements and equipment	(780,805)	(882,755)
Land development costs	(125,029)	(115,608)
Proceeds from interest bearing time deposits	-	203,000
Net cash used in investing activities	(905,834)	(1,524,192)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares, net	9,961,476	-
Proceeds from mortgages	-	4,000,000
Principal payments on mortgage loans payable	(580,897)	(439,589)
Proceeds from escrow deposit	250,000	(250,000)
Loan origination fees paid	(13,000)	(166,547)
Net cash provided by financing activities	9,617,579	3,143,864

Net increase in cash and cash equivalents	8,234,472	1,272,736
Cash and cash equivalents at beginning of year	2,141,522	868,786
Cash and cash equivalents at end of year	$10,375,994	$2,141,522

Supplemental cash flow information:
Interest paid	$1,197,407	$1,131,757

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

1.   The Company

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

As of December 31, 2011, the Company had 100% ownership in three medical office parks comprising approximately 130,000 rentable square feet and a multi-tenant industrial park comprising approximately 128,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an estimated  9.32% limited partnership interest (the “Grove”) in a Florida property (the “Grove Property”).

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
Years Ended December 31, 2011 and 2010

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

Investments - The Company has an estimated 9.32% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that owns a 3700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method. The Company also follows applicable accounting guidance which addresses investments that do not have a readily determinable fair value.

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Income taxes - Effective May 1, 2006, the Company operates as a real estate investment trust (REIT) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the years ended December 31, 2011 and December 31, 2010 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company’s investment in the Grove is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2011 and 2010.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Fair Value Measurements – The Company follows the guidance of FASB Accounting Standards Codification, Fair Value Measurements and Disclosures to determine the fair value of financial and non financial instruments.  The guidance defines fair value, establishes a hierarchy framework for measuring fair value and expands disclosures related to the fair value.  The guidance establishes a hierarchy breaking down observable and unobservable inputs into three levels:  Level 1 – observable inputs in an active market on or around the measurement date, Level 2 – observable inputs that are based on prices not quoted on active markets but corroborated by market data and Level 3 – unobservable inputs utilized when no other data is available.

Comprehensive income - The Company reports comprehensive income in accordance with the guidance of FASB Accounting Standards Codification, Reporting Comprehensive Income. This statement defines comprehensive (loss) income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive (loss) income includes certain changes in equity that are excluded from net (loss) income. The Company’s comprehensive (loss) income items include net (loss) income, the unrealized change in fair value of marketable securities, interest rate swaps and unrecognized actuarial pension gains.

New accounting pronouncements

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
Years Ended December 31, 2011 and 2010

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

Effecting certain sections covered under ASU 2011-05,  in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”.  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan”.  ASU 2011-09 requires additional qualitative and quantitative disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans.   The Company does not participate in a multiemployer plan.  The amendment is effective for the Company for the period ending December 31, 2011.  The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, “Property Plant and Equipment (Topic 360), Derecognition of in Substance Real Estate”, a scope clarification”.  The guidance clarifies that when a  parent ceases to have a controlling interest in a subsidiary that is in substance, real estate, as a result of a default on the subsidiary’s non recourse debt, the parent should apply the guidance in Topic 360-20 to determine whether it should derecognize the in substance real estate.  The pronouncement is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis.  Prior periods should not be adjusted even if the Company has continuing involvement with previously derecognized in substance real estate entities.  The Company’s adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2010 to conform to the classifications used in the current year.

3.            Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  The diluted earnings per share presentation is not made due to the net loss which would make the presentation anti-dilutive.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of December 31, 2011.

During the third quarter ended September 30, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights are exercised) of $9,210,000 or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in  192,641 common shares issued, and net proceeds (after expenses) of $9,961,476.

BASIC	2011	2010
Net loss	$ (1,124,665)	$ (1,081,465)
Weighted average number of common shares outstanding	1,340,706	1,290,039
Loss per common share (“EPS”)	$ (0.84)	$ (0.84)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

4.            Investment in Grove Partnership

The Company had a 9.99% limited partnership interest in the Grove as of December 31, 2010.

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

As of December 31, 2011 and 2010, the carrying value of the Company's investment, under the equity method, was $0. As a result, the Company did not record any of the losses for either fiscal year.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove and is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.  The deferred tax liability represents taxable losses not yet recorded pursuant to the equity method of accounting.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

5.            Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Payroll and related taxes	$285,738	$175,824
Professional fees	128,686	154,225
Directors fees	19,500	19,500
Other	22,242	26,174

Total	$456,166	$375,723

6.            Mortgage and Loans Payable

Mortgage and loans payable are comprised of the following:

	December 31, 2011	December 31, 2010
Mortgage payable – Port Jefferson Professional Park (a)	$5,130,831	$5,225,476
Mortgage payable – Cortlandt Medical Center (b)	4,532,500	4,742,500
Mortgage payable – Fairfax Medical Center (c)	7,598,188	7,756,701
Mortgage payable – Flowerfield Industrial Park (d)	3,882,261	4,000,000
	$21,143,780	$21,724,677

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012.  Effective January 17th, 2012, the Company negotiated an interest rate modification from 5.75% to 5% for the 5 year period February 1, 2012 through February 1, 2017 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $31,086 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,560,000. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate is now variable and floating based on the one month Libor rate plus 225 basis points, which equates to approximately 2.5% at December 31, 2011.  The Company continues to have an option to enter into an interest rate swap agreement but does not plan to hedge any variable interest rate risk for 2012.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

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

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with AWM of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime + 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  Based on prime at December 31, 2011, the bank confirmed that the interest rate will remain unchanged at the floor of 5% for calendar year 2012.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender may require the Company to repay all or a part of the balance outstanding.

The Company's prior revolving line of credit (“Revolver”) had a borrowing limit of $1,750,000, bore interest at the lending institution's prime-lending rate plus 1%. The Revolver was secured by certain real estate and was due to expire on June 1, 2011. On April 30, 2010, the Company refinanced its prior $1,750,000 line of credit with a new loan from Asia World Marketplace LLC (“AWM”). Paul Lamb, the Company’s Chairman, serves as the Managing Director of AWM (see note 16).

The mortgage loans payable mature as follows:

Years Ending December31,	Amount

2012	$652,774
2013	678,372
2014	704,176
2015	731,377
2016	758,912
Thereafter	17,618,169
Total	$21,143,780

Mortgage loan related interest expense for the years ended December 31, 2011 and 2010 approximated $1,194,000 and $1,118,000, respectively.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

7.            Income Taxes

The Company files federal and state income tax returns that include all 100% owned non taxable REIT subsidiaries. The Company files separate state income tax returns for its taxable REIT subsidiary.

The tax provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2011	2010

Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	109,000
State	-	-
	-	109,000
	$-	$109,000

Deferred income tax liabilities consist of the following:

	December 31,
	2011	2010

Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$(1,315,000)	$(1,315,000)
Total Deferred Tax Liabilities	(1,315,000)	(1,315,000)
Net Deferred Income Taxes	$(1,315,000)	$(1,315,000)

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

The Company’s open tax years are 2008, 2009 and 2010.  The Company has not been informed of any federal or state income tax audits.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2011	2010
U.S. Federal Statutory Income Rate	-	-
State Income Tax, net of federal tax benefits	-	-
Reversal of Deferred Taxes Resulting from REIT Election and Reinvestment of Condemnation Proceeds	-%	-%
Differences Related to Investment in Citrus Grove	-%	11.2%
	-%	11.2%

8.            Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Plan”) covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the participant's termination date. Annual contributions to the Plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During 2011 and 2010, the Company was not required and did not make any contributions to the Plan.

The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over years ended December 31, 2011 and 2010 and a statement of the funded status as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Pension Benefits
Reconciliation of Benefit Obligation:
Obligation	$3,111,154	$2,729,713
Service cost	155,831	168,373
Interest cost	172,147	160,832
Actuarial (gain)	225,968	180,012
Benefit payments	(120,567)	(127,776)
Amendments	275,874	-
Obligation	$3,820,407	$3,111,154

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Reconciliation at Fair Value of Plan Assets:
Fair value of plan assets, beginning of year	$4,131,332	$2,450,058
Actual return on plan assets	874,485	1,809,050
Actual Contributions	-	-
Benefit payments	(120,567)	(127,776)
Fair Value of Plan Assets, end of year	$4,885,250	$4,131,332

Funded Status:
Asset (liability)	$1,064,843	$1,020,178
Unrecognized (gain) loss	(292,031)	(222,985)
Net Amount Recognized	$772,812	$797,193

For the year ended December 31, 2011, the actuarial pension gain recognized in other comprehensive income was $69,046.  At December 31, 2011 and 2010, accumulated unrecognized actuarial pension (gains) / losses of $(292,031) and $(222,985) have not yet been recognized as a component of net periodic pension benefit cost.  The Company expects approximately $5,000 of the amounts in accumulated other comprehensive loss will be recognized as components of net periodic benefit income during 2012.

The accumulated benefit obligation was $3,168,444 and $2,722,792 as of December 31, 2011 and 2010, respectively.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2011 and 2010 :

	December 31,
	2011	2010

Pension Benefits
Service Cost	$155,831	$168,373
Interest Cost	172,147	160,832
Expected Return on Plan Assets	(324,970)	(190,278)
Amortization of prior service cost	22,576	-
Amortization of Actuarial Loss	(1,203)	90,906
Net Periodic Benefit Cost After Curtailments and Settlements	$24,381	$229,833

	December 31,
	2011	2010
Pension Benefits
Weighted-Average Assumptions
Discount rate	4.78%	5.53%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	5.00%

The Plan’s investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan’s desire for investment return.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

The Plan had the following asset allocations as of their respective measurement dates:

	December 31,
	2011	2010
Common Stock – Gyrodyne Company of America, Inc.	71.7%	75.9%
Fixed Income Funds	13.7%	16.3%
Other Funds	14.6%	7.8%
Total	100.0%	100.0%

Securities of the Company included in Plan assets are as follows:

2011

Number of Shares	34,325
Market Value	$3,501,150

Quoted Prices In An Active Market (Level 1)
Common Stock – Gyrodyne Company of America, Inc.	$3,501,150
Taxable Fixed Income Funds	669,892
Corporate/Foreign Bonds	157,610
US Government Agency	220,805
Money Market Funds	334,368
Accrued Income	1,425
Total	$4,885,250

There were no Level 2 or 3 inputs.

Expected approximate future benefit payments are as follows:
Years Ending December 31,	Amount

2012	$186,000
2013	176,000
2014	167,000
2015	158,000
2016	150,000
2017 – 2021	742,000

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

9.            Incentive Compensation Plan

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

Benefits are realized upon either a change in control of the Company or upon the issuance by the Company of an “excess dividend” following certain asset sales. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan's "establishment date" price of $15.39 per share, and the per share price of the Common Stock on the closing date equivalent to 100,000 shares of Common Stock, such number of shares subject to adjustments to reflect changes in capitalization. For any individual who becomes a participant with an effective date after December 31, 2009, the trading  price of the Company’s Common Stock for the 10 trading days ending on the trading day prior to the date of participation will replace the price of $15.39 for the purpose of calculating benefits.   The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%).  There are currently 110,000 units granted under the Incentive Plan equal to 110,000 shares of Common Stock.

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

At December 31, 2011 and 2010, there were no accrued liabilities under the Incentive Plan.

10.          Credit Quality of Rents Receivable

The Company’s standard lease terms include rent due on the first of the month.  The Company credit terms extend a standard ten-day grace period across its tenant portfolio and in no event are credit terms extended beyond one year.

The Company manages its billing and collection process internally to enable timely identification of collection issues.  The controls and related processes enable the Company to timely identify and establish payment plans to minimizing material losses from defaults. During the years ended December 31, 2011 and December 31, 2010, the Company’s bad debt expense was $21,000 and $24,000, respectively.  The Company determines the adequacy of its allowance for bad debt through a combination of specific identification for those leases where collectability is at risk, to a general reserve for accounts receivable that are greater than 60 days past due.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

As of December 31, 2011 and 2010, respectively, the Company’s Allowance For Doubtful Accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2011	December 31, 2010
Beginning balance	$82,000	$92,000
Bad debt expense	21,000	24,000
Accounts receivable written off	-	(34,000)
Ending Balance	$103,000	$82,000

11.          Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. At times the Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2011 and 2010.

12.          Commitments

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, including bargain renewals, assuming no new or renegotiated leases are executed for such premises, are as follows:

Years Ending December 31,	Amount

2012	$3,685,000
2013	2,776,000
2014	1,932,000
2015	1,394,000
2016	1,050,000
Thereafter	2,991,000
$13,828,000

Employment agreements - Effective December 31, 2008, the Company amended the existing employment contracts with two officers to comply with Section 409A of the Internal Revenue Code.

The compensation arrangements between the Company and its Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009.

As of December 31, 2011, the commitment related to severance is approximately $1,372,000.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

13.          Fair Value of Financial Instruments

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Liabilities
Other liabilities	-	-	$120,602	$120,602

Other Liabilities was comprised of an interest rate swap agreement which the Company entered into in November 2008 to fix the interest rate at 5.66% through November 1, 2011 for the underlying mortgage of the Cortlandt Medical Center.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2011, the carrying value of the Company’s investment was $0.

14.          Equity:

During the year ending December 31, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights are exercised) of $9,210,000 or $10,210,000 if an over-allotment option is exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares issued, and net proceeds (after expenses) raised of $9,961,476.  The net proceeds increased the balance in common stock and additional paid in capital by $192,641 and $9,768,835, respectively.

Accumulated other comprehensive income as of December 31, 2011 and December 31, 2010 was $292,031 and $102,383, respectively. The balances were comprised of the following:

	December 31, 2011	December 31, 2010
Unrecorded loss on the interest rate swap	$-	$(120,602)
Unrecorded income on pension	292,031	222,985
Accumulated other comprehensive income	$292,031	$102,383

15.          Risk Management – Use of Derivative instruments:

The Company entered into the Interest Rate Swap (“Swap”) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.  The fair value of the Swap was $120,602 as of December 31, 2010.  The Company has not entered into a new swap arrangement on the mortgage of the Cortlandt Medical Center, however the Company retains the right to enter into a new swap arrangement in the future with the bank to hedge against interest rate risk on this mortgage.  As a result, the Company is managing its interest rate risk by monitoring both prime and Libor as well as maintaining interest rate risk discussions with outside advisors.

The interest rate swap agreement is accounted for as a derivative instrument.  The Company utilized the interest rate swap agreement to minimize its interest rate exposure.  The principal objective of this agreement was to limit the risks and/or costs associated with the Company’s operating structure as well as to hedge the specific transaction.  To date, the Company had only one interest rate swap agreement with the purpose of hedging against a rise in LIBOR on the mortgage for the Cortlandt Medical Center.  The counterparty to the arrangement was the bank which holds the mortgage for the Cortlandt Medical Center.  The Company was potentially exposed to credit losses in the event of non-performance by the counterparty.  However, the Company did not expect the counterparty to fail to meet its obligations due to the same party holding both the Mortgage and the interest rate Swap Agreement.  The Company does not hedge credit or property value market risks through derivative financial instruments.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

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

16.          Related Party Transactions

On April 30, 2010, the Company’s then existing lender (the “Bank”) assigned the note and related mortgage associated with the $1,750,000 line of credit between the Bank and the Company to Asia World Marketplace LLC (“AWM”). Paul Lamb, the Company’s Chairman, serves as the Managing Director of AWM.  Additionally, AWM is a client of Lamb & Barnosky, LLP, which represented AWM in this transaction, and which was paid closing fees of $6,585 directly by the Company.  Mr. Lamb is a partner in Lamb & Barnosky, LLP.  Simultaneously with the note assignment, the Company executed and delivered to AWM an amended and restated note, the basic terms of which include a floating rate of interest equivalent to the prime rate plus 3.25% with a floor of 6.5% maturing on June 1, 2011.  Collateral for the loan consisted of approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related rents.  In December, 2010 the Company repaid all amounts outstanding under this loan (see note 6) along with legal fees of $2,045 to Lamb & Barnosky, LLP who represented AWM on this transaction.

17.          Significant Customers

For the years ended December 31, 2011 and 2010, rental income from the three largest tenants represented 8%, 4% and 4% of total rental income.

18.          Supplementary Information - Quarterly Financial Data (Unaudited)

Year Ended December 31, 2011	First	Second	Third	Fourth

Rental Income	$1,260,181	$1,206,799	$1,224,553	$1,195,290
Tenant reimbursements	150,519	154,195	152,222	175,945
Total Revenue	1,410,699	1,360,994	1,376,775	1,371,235
Rental Property Expense	(625,449)	(588,960)	(562,898)	(570,093)
Income from Rental Property	785,250	772,034	813,877	801,142
Net (Loss)	$(349,155)	$(244,729)	$(152,918)	$(377,863)

Net (Loss) Per Common Share
Basic and Diluted	$(.27)	$(.19)	$(.12)	$(.26)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Year Ended December 31, 2010	First	Second	Third	Fourth

Rental Income	$1,186,816	$1,214,537	$1,248,784	$1,242,809
Tenant reimbursements	160,503	159,115	170,439	167,860
Total revenue	1,347,319	1,373,652	1,419,223	1,410,669
Rental Property Expense	(586,305)	(525,787)	(538,290)	(568,207)
Income from Rental Property	761,014	847,865	880,933	842,462
Net (Loss)	$(231,507)	$(219,270)	$(277,079)	$(353,609)

Net (Loss) Per Common Share
Basic and Diluted	$(.18)	$(.17)	$(.21)	$(.28)

19.          Contingencies

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

On June 30, 2010, the Court of Claims published its Decision requiring the State to pay the Company an additional $98,685,000 as just compensation for the Property.  The State had paid the Company $26,315,000 for the Property at the time of the taking, which the Company elected under New York’s eminent domain law (the “EDPL”) to treat as an advance payment while it pursued its claim. Under the EDPL and in the Decision issued by the Court of Claims, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount awarded at a rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, the Company submitted a motion to the Court of Claims on September 4, 2010 under EDPL Section 701 seeking reimbursement of costs and expenses incurred by the Company, including attorneys’ fees and costs in the amount of approximately $1,475,000.

On September 7, 2010, the State filed a Notice of Appeal to the Appellate Division of the Supreme Court, Second Department (the (“Appellate Division”), from the judgment of the Court of Claims entered in favor of the Company for an additional $98,685,000 plus statutory interest through the date of payment.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

On March 7, 2011, the State of New York filed a brief with the Appellate Division.  The brief perfects the State’s filing of an appeal from the Judgment of the Court of Claims entered on August 17, 2010 in favor of the Company for an additional $98,685,000 plus statutory interest as well as the Court’s Decision and Order entered on February 1, 2011 in favor of the Company for an additional amount of approximately $1,475,000 for fees and expenses incurred by the Company in this case.  On April 7, 2011, the Company filed its brief with the Appellate Division and on April 22, 2011, the State filed its reply brief with the Appellate Division.  The foregoing briefs were included as exhibits to Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “Commission”) and are also available on the Company’s website at http://www.gyrodyne.com.

On October 24, 2011, oral arguments on the State’s appeal were heard by the Appellate Division.  On November 22, 2011, the Appellate Division issued a unanimous Decision and Order affirming the judgment of the Court of Claims in 2010 requiring the State to pay Gyrodyne an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. The Appellate Division also affirmed the related judgment in favor of Gyrodyne entered by the Court of Claims in February 2011 for costs, disbursements and expenses in the amount of approximately $1,475,000.

The State filed a motion dated December 28, 2011 with the Appellate Division seeking leave to reargue or, alternatively, leave to appeal to the Court of Appeals, the November 22, 2011 Decision and Order of the Appellate Division which affirmed the Judgment of the Court of Claims entered in favor of the Company.  On January 11, 2012, the Company filed with the Appellate Division an Affirmation of Company Counsel in Opposition to the State’s Motion for Reargument or in the Alternative Leave to Appeal.  The foregoing motion and affirmation were included as exhibits to Current Reports on Form 8-K filed by the Company with the Commission and are also available on the Company’s website at http://www.gyrodyne.com.

On February 17, 2012, the Appellate Division denied the State’s Motion for Reargument or in the Alternative Leave to Appeal.

The deadline for the state to respond is March 23, 2012.   Accordingly, the amount of a final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decisions of the Court of Claims and the Appellate Division and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at December 31, 2011, with the exception of accounts payable related to professional fees incurred.

In addition to the foregoing, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

20.          Subsequent Events

The only subsequent event is litigation activity on the Condemnation trial (see note 19.) and the modification of the interest rate on the loan secured by the Port Jefferson Professional Park.(see note 6.).