Form 10-Q
period 2012-03-31
GYRODYNE CO OF AMERICA INC
filed 2012-05-09
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_X__   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                  Accelerated filer ☐
Non-accelerated filer    ☐                                                 Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

On April 30, 2012, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED MARCH 31, 2012

Seq. Page 2

      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2012	December 31, 2011
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,163,093	$5,163,093
Building and improvements	32,895,999	32,855,932
Machinery and equipment	343,272	338,275
	38,402,364	38,357,300
Less accumulated depreciation	5,605,458	5,381,026
	32,796,906	32,976,274
Land held for development:
Land	558,466	558,466
Land development costs	1,636,345	1,607,600
	2,194,811	2,166,066
Total real estate, net	34,991,717	35,142,340

Cash and cash Equivalents	4,664,495	10,375,994
Investment in marketable securities	5,305,587	-
Rent receivable, net of allowance for doubtful accounts of $109,000 and $103,000, respectively	158,785	83,942
Deferred rent receivable	164,317	137,220
Prepaid expenses and other assets	1,038,352	1,002,250
Prepaid pension costs	1,065,999	1,064,843
Total Assets	$47,389,252	$47,806,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$313,582	$333,936
Accrued liabilities	458,804	456,166
Deferred rent liability	160,116	83,047
Tenant security deposits payable	485,820	486,861
Mortgage loans payable	20,981,699	21,143,780
Deferred income taxes	1,315,000	1,315,000
Total Liabilities	23,715,021	23,818,790

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,747,069	17,747,069
Accumulated other comprehensive income	247,407	292,031
Balance of undistributed income other than gain or loss on sales of properties	5,493,564	5,762,508
	25,211,928	25,525,496
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	23,674,231	23,987,799
Total Liabilities and Stockholders’ Equity	$47,389,252	$47,806,589

See notes to condensed consolidated financial statements

Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$1,187,267	$1,260,180
Rental income - tenant reimbursements	148,869	150,519
Total	1,336,136	1,410,699

Expenses
Rental expenses	594,549	625,449
General and administrative expenses	474,833	455,551
Condemnation expense	63,199	168,666
Depreciation	224,433	204,605
Total	1,357,014	1,454,271

Other Income (Expense):
Interest income	12,846	71
Interest expense	(260,912)	(305,654)
Total	(248,066)	(305,583)

Loss before provision for income taxes	(268,944)	(349,155)
Provision for income taxes	-	-
Net loss	$(268,944)	$(349,155)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.27)

Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,290,039

See notes to condensed consolidated financial statements

Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net loss	$(268,944)	$(349,155)
Other comprehensive (loss) income:
Unrealized loss on investments	(44,624)	-
Recognition of unrealized loss on interest rate swap	-	34,681
Other comprehensive (loss) income	(44,624)	34,681
Comprehensive loss	$(313,568)	$(314,474)

See notes to condensed consolidated financial statements

Seq. Page 5

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(268,944)	$(349,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,444	214,138
Bad debt expense	6,000	6,000
Net periodic pension benefit (income) cost	(1,156)	(10,347)
Changes in operating assets and liabilities:

Decrease (increase) in assets:

Rent receivable	(80,843)	92,211
Deferred rent receivable	(27,097)	(11,603)
Prepaid expenses and other assets	(42,643)	23,406

Increase (decrease) in liabilities:

Accounts payable	(20,354)	(202,062)
Accrued liabilities	2,638	18,977
Deferred rent liability	77,069	(4,579)
Tenant security deposits	(1,041)	(2,734)
Total adjustments	146,017	123,407
Net cash used in operating activities	(122,927)	(225,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(45,063)	(146,101)
Land development costs	(28,746)	(45,886)
Purchases of marketable securities	(5,375,680)	-
Principal repayments on investment in marketable securities	25,469	-
Net cash used in investing activities	(5,424,020)	(191,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	(162,081)	(145,768)
Loan origination fees paid	(2,471)	-
Net cash used in financing activities	(164,552)	(145,768)

Net decrease in cash and cash equivalents	(5,711,499)	(563,503)
Cash and cash equivalents at beginning of period	10,375,994	2,141,522
Cash and cash equivalents at end of period	$4,664,495	$1,578,019

Supplemental cash flow information:
Interest paid	$285,497	305,654

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

As of March 31, 2012, the Company had 100% ownership in three medical office parks comprising an aggregate of approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 128,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York, approximately 10 acres of which are utilized by the industrial park,  and an estimated 9.32% limited partnership interest in a limited partnership (the “Grove”) which owns an undeveloped Florida property (the “Grove Property”).

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

2.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month period ended March 31, 2012 and 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Seq. Page 7

4.    Investment in Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity. Any realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, will be included in the Consolidated Statements of Operations.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Consolidated Statements of Operations.

The historical cost and estimated fair value of investments in marketable securities available for sale as of March 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed Securities	$5,350,211	$-	$44,624	$5,305,587

The Company’s investment is in hybrid mortgage-backed securities, each of which contained both AA and AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.  At March 31, 2012, marketable securities based on amortized cost, reflect a yield of approximately 2% and an adjusted duration of less than four years. The Company did not have any investments in mortgage backed securities during the year ended December 31, 2011. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 11 – Fair Value of Financial Instruments.  None of the securities with an unrealized loss at March 31, 2012 are considered to be other-than-temporarily impaired, therefore the unrealized loss was reported in the Condensed Consolidated Statement of Comprehensive Income (Loss).

5.     Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  The diluted earnings per share presentation is not made due to the net loss which would make the presentation anti-dilutive.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of March 31, 2012.

During the third quarter ended September 30, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders.   The rights offering resulted in 192,641 common shares being issued.

6.     Income Taxes:

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

7.     Mortgage loans Payable:

Mortgage loans payable are comprised of the following:

	March 31,2012	December 31,
	(Unaudited)	2011
Mortgage payable - Port Jefferson Professional Park (a)	$5,093,478	$5,130,831
Mortgage payable - Cortlandt Medical Center (b)	4,480,000	4,532,500
Mortgage payable - Fairfax Medical Center (c)	7,556,778	7,598,188
Mortgage payable - Flowerfield Industrial Park (d)	3,851,443	3,882,261
Total	$20,981,699	$21,143,780

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage bore interest at 5.75% through February 1, 2012.  Effective January 17th, 2012, the Company negotiated an interest rate modification from 5.75% to 5% for the 5 year period February 1, 2012 through February 1, 2017 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. As a result of the rate modification, the interest rate at March 31, 2012 is 5%.  The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $31,086 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,560,000. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate is variable and floating based on the one month Libor rate plus 225 basis points, which equates to approximately 2.5% at March 31, 2012, and December 31, 2011, respectively.  The Company continues to have an option to enter into an interest rate swap agreement but does not plan to hedge any variable interest rate risk for 2012.

Seq. Page 8

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

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with the Company’s previous lender of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime plus 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  The interest rate is 5% at March 31, 2012.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender may require the Company to repay all or a part of the balance outstanding.  The Company agreed with the new lender to deposit $250,000 of the proceeds from the loan in an escrow account until the satisfactory completion of environmental testing and related receipt of a clearance certificate, all of which was completed during the period ended September 30, 2011.  Following the receipt of the clearance certificate, the escrow deposit of $250,000 was released to the Company.

8.     Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit / cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three-months ended March 31, 2012 and 2011 including the required and expected contributions:

	Three Months Ended March 31
	2012	2011
Pension Benefits
Service Cost	$45,712	$31,974
Interest Cost	45,043	39,223
Expected Return on Plan Assets	(96,514)	(81,243)
Amortization of prior service costs	5,644	-
Amortization of Actuarial Loss	(1,040)	(301)
Net Periodic Pension Benefit (Income) Cost After Curtailments and Settlements	$(1,155)	$(10,347)
Minimum required contribution	$-	$-
Expected contribution	$-	$-

During the three months ended March 31, 2012, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2012 plan year, and is not expecting to make a contribution for the related plan year.

Seq. Page 9

9.     Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending March 31,	Amount

2013	$3,541,000
2014	2,664,000
2015	1,877,000
2016	1,438,000
2017	1,046,000
Thereafter	2,750,000
$13,316,000

Other commitments and contingencies – As of March 31, 2012, other commitments and contingencies are summarized in the below table:

Employment contracts / agreements with severance commitment contingencies	$1,372,000

Employment agreements - The Company has employment contracts with two officers, Stephen V. Maroney and Peter Pitsiokos, and compensation arrangements with Gary Fitlin, the Chief Financial Officer.

10.   Recent Accounting Pronouncements:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment is effective for the Company on January 1, 2012. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations.  Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment is effective for the Company on January 1, 2012 and full retrospective application is required. The amendment did not have a material impact on its financial statements.

Seq. Page 10

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.  An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment is effective for the Company on January 1, 2012. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

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

11.   Fair Value of Financial Instruments:

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

Seq. Page 11

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012		December 31, 2011
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$5,305,587	$5,305,587	N/A	N/A

During 2012, the Company invested in hybrid mortgage backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds the and type of collateral backing the securities.  A discount rate is applied to the cashflows in the model to arrive at the fair value.  Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security.   With this data, a yield curve is derived for each category of mortgage backed securities.  Each security is priced by discounting the cashflow stream by the appropriate yield found on the yield curve.  As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of March 31, 2012, the carrying value of the Company’s investment was $0.

12.   Risk Management – Use of Derivative Instruments:

The Company entered into the Interest Rate Swap (“Swap”) agreement on the mortgage of the Cortlandt Medical Center in November 2008, fixing the interest rate at 5.66% through November 1, 2011.

Seq. Page 12

The Swap was considered a derivative instrument.  The Company utilized the Swap agreement to minimize its interest rate exposure on the Cortlandt Medical Center mortgage.  The principal objective of this agreement was to limit the risks and/or costs associated with the Company’s operating structure as well as to hedge the specific transaction.  The Company had only one interest rate swap agreement with the purpose of hedging against a rise in LIBOR on the mortgage for the Cortlandt Medical Center.  The counterparty to the arrangement was the bank which holds the mortgage for the Cortlandt Medical Center.  The Company was potentially exposed to credit losses in the event of non-performance by the counterparty.  However, the Company did not expect the counterparty to fail to meet its obligations due to the same party holding both the Mortgage and the Swap Agreement.  The Company did not hedge credit or property value market risks through derivative financial instruments.

The Company formally assessed both at inception of the hedge, and on an ongoing basis, whether such derivatives are highly-effective in offsetting changes in cash flows of the hedged item.  If management determined that a derivative is not highly-effective as a hedge, or if a derivative ceases to be a highly-effective hedge, the Company would discontinue hedge accounting prospectively.  The related ineffectiveness would be charged to the Statement of Operations.

The valuation of these instruments was determined utilizing widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows for the derivative.  This analysis includes the contractual terms of the derivative through the maturity date, and utilizes observable market based inputs including interest rate curves and implied volatilities.  The fair value of the interest rate swap was based on market standard methodology of netting the discounted future inflows and outflows.

Following the expiration of the Interest Rate Swap Agreement, the Company’s interest rate adjusted to 2.5% (225 basis points above the one month Libor rate (.25 % on March 31, 2012 and December 31, 2011 ).  As part of the terms and conditions of the Cortlandt Mortgage, the Company has the option to enter into a new Interest Rate Swap Agreement throughout the term of the loan.  Based on the current economic environment the Company has not entered into a new Interest Rate Swap Agreement.

13.   Accumulated Other Comprehesive Income (Loss):

Accumulated other comprehensive income as of March 31, 2012 and December 31, 2011 was $247,407 and $292,031, respectively. The balances were comprised of the following:

	March 31, 2012	December 31, 2011
Unrecorded loss on investments	$(44,624)	$-
Unrecorded income on pension	292,031	292,031
Accumulated other comprehensive income	$247,407	$292,031

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2012.

Forward Looking Statements.  The statements made in this Form 10-Q that are not current or historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to develop the existing real estate, uncertainties associated with the Company’s litigation against the State of New York for just compensation for the Flowerfield property taken by eminent domain, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Quarterly Report, or in the documents it incorporates by reference into this Quarterly Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Seq. Page 13

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

As of March 31, 2012 the Company had 100% ownership, directly or indirectly, in three medical office parks, comprising an aggregate of approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 128,000 rentable square feet.  In addition, the Company has approximately 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has an estimated 9.32% limited partnership in a limited partnership which owns an undeveloped Florida property called “the Grove Property”.

Our revenues and cash flows are generated predominantly from property rent receipts.  Growth in revenues and cash flows is directly correlated to our ability to (1) re-lease suites that are vacant or may become vacant at favorable rates, (2) successfully conclude the condemnation litigation lawsuit, and (3) enhance our existing income producing assets through additional investment.

Our properties are concentrated in New York State and Northern Virginia. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. The principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Part I” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding these factors.

The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to  negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through early 2012 have emerged, it is not possible for us to quantify the timing and impact of the recovery on our future financial results.  The length and depth of the economic recession combined with the slow economic recovery, has continued to negatively impact the real estate industry. Additionally, the Company stated in its 2010 and 2011 periodic filings that it believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their very nature, expire over time resulting in the vacancy impact of an economic slowdown occurring over a similar period of time as tenants cannot reduce their space demands until their leases expire.  The continuation of negative absorption rates into the first quarter in many regions across the country, including Long Island, continue to confirm the impact of the economic volatility.  While Gyrodyne’s total rented square footage grew throughout the recession, the continued economic volatility has resulted in a reduction in its total lease commitment revenue stemming from a combination of lower rental rates and a drop in the average remaining life of its leases.

Global Credit and Financial Crisis:  The continued concerns about the impact of a widespread and long term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential downward pressure on our common stock price.  As a result, our business continues to be impacted by factors including (1) difficulty obtaining financing to renovate or expand our current real estate holdings, (2) increased challenges in re-leasing space, and (3) potential risks stemming from late rental receipts, tenant defaults and tenant bankruptcies.

Seq. Page 14

Health Care Legislation:  The Federal health care legislation enacted in 2010 will potentially affect medical office real estate due to the direct impact on its tenant base.  While the impact is not expected to be immediate due to the multi-year phase in period of the legislation, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  As a result, our business could be impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates and (3) increased challenges in re-leasing space.

As of March 31, 2012, the average effective rental revenue per square foot adjusted for tenant improvements was $20.13 compared to $20.22 on December 31, 2011.  The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

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

First Quarter 2012 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended March 31, 2012.

Investments – The Company invested $5.4 million in hybrid mortgage backed securities with AAA rating fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The portfolio is currently generating a current yield of approximately 2%.

Leasing – During the three months ended March 31, 2012, the Company executed 13 lease renewals encompassing approximately 16,000 square feet, and approximately $261,000 in annual revenue.  In addition, the Company entered into 1 new lease encompassing approximately 1,000 square feet and $30,000 in annual revenue.  The increase in revenue from its new leases and contractual annual increases was offset by 6 lease terminations encompassing approximately 8,000 square feet and approximately $181,000 in annual revenue. The Company generated an increase in net deferred revenue of approximately $27,000.

The new leases and lease extensions signed during the first quarter included tenant improvement allowances which the Company estimates at a cost of less than $10,000, and no significant rent abatements.  There were no significant lease commissions paid by the Company during the first quarter.

The continued economic volatility for small businesses and medical practitioners have impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives.  During 2011 and early 2012, medical office parks and industrial parks experienced degradation in both rental rates and occupancy.  During the quarter, rental revenues were $1,187,267 and $1,195,290 for the three months ended March 31, 2012 and December 31, 2011, respectively, a quarter over quarter decrease of $8,023.  Although the Company successfully mitigated the decreased revenues during the quarter-ending March 31, the Company continues to experience challenges to maintain both rental rates and occupancy.

Re-tenanting vacant space, renewing tenants, and transitioning tenants to longer term leases has resulted in total lease commitments as of March 31, 2012 and December 31, 2011 of $13,316,000 and $13,828,000, respectively, a decrease of $512,000.  The decrease is largely due to the annual revenue from 1 new lease being significantly less than the revenue reduction stemming from 6 terminations.  During the first quarter the Company did not offer significant tenant improvements to attract new tenants.  However, if the challenges on reletting space continues, the Company may offer tenant improvements in exchange for signing long term lease commitments.

Seq. Page 15

Condemnation lawsuit – The State filed a motion dated December 28, 2011 with the Appellate Division seeking leave to reargue or, alternatively, leave to appeal to the Court of Appeals, the November 22, 2011 Decision and Order of the Appellate Division which affirmed the Judgment of the Court of Claims entered in favor of the Company.  On January 11, 2012, the Company filed with the Appellate Division an Affirmation of Company Counsel in Opposition to the State’s Motion for Reargument or in the Alternative Leave to Appeal.  The foregoing motion and affirmation were included as exhibits to Current Reports on Form 8-K filed by the Company with the Commission and are also available on the Company’s website at http://www.gyrodyne.com.

On February 17, 2012, the Appellate Division denied the State’s Motion for Reargument or in the Alternative Leave to Appeal.

On March 23, 2012, the State filed with the Court of Appeals of the State of New York a Notice of Motion and Memorandum of Law in Support of Motion for Leave to Appeal the November 22, 2011 decision and order of the Appellate Division of the Supreme Court, Second Department.  On April 6, 2012, the Company filed a Memorandum of Law with the Court of Appeals in opposition to the State’s motion seeking leave from the Court of Appeals to appeal the Appellate Division’s November 22, 2011 decision.

As a result of the State’s filing with the Court of Appeals, the amount of any final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decisions of the Court of Claims and the Appellate Division and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at March 31, 2012, with the exception of accounts payable related to professional fees incurred.

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

Seq. Page 16

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

Seq. Page 17

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

RESULTS OF OPERATIONS

Three Months Ended March  31, 2012 compared with the Three Months Ended March 31, 2011.

Rental revenues are comprised solely of rental income and amounted to $1,187,267 and $1,260,180 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $72,913 or approximately 6%.  The Flowerfield Industrial Park, Fairfax Medical Center, and Port Jefferson Professional Park all experienced a decrease in revenue; amounting to $22,810, $23,328, and $37,251, respectively.  The Cortlandt Manor Medical Center experienced an increase of $10,476.  The reduction in revenue at the Fairfax Medical Center was primarily related to one tenant exercising an early termination option during the first quarter of 2011.  The option included a fee of $22,000 which was equivalent to one year’s rent.  The decrease at Flowerfield was attributable to one tenant who defaulted on its lease obligation and is in the process of being evicted.  The Port Jefferson Medical Center’s decrease was primarily related to one tenant who did not renew their lease in the fourth quarter of 2011.  The increase in rent at the Cortlandt Medical Center was attributable to higher average occupancy for the first quarter of 2012 compared to the first quarter of 2011, supplemented by contractual annual rent escalations.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $148,869 and $150,519 for the three months ended March 31, 2012 and 2011, respectively.  The tenant reimbursements were essentially flat as the Company continues to aggressively manage operating expense reimbursements while simultaneously reducing the underlying operating expenses.

Rental expenses for the three months ended March 31, 2012 and 2011 were $594,549 and $625,449, respectively, a decrease of $30,900 or 5%.  Approximately $20,000 of the decrease was due to the Company successfully reducing the real estate taxes for the Port Jefferson Medical Center.  The remaining difference is primarily related to a reduction in the lease commission amortization expenses as a result of a prior year write-off of commissions related to an early termination at the Fairfax Medical Center.   The Company successfully offset escalating insurance costs of approximately $5,000 with lower utility costs.

General and administrative expenses for the three months ended March 31, 2012 and 2011 were $474,833 and $455,551, respectively, an increase of $19,282 or 4%.  The major contributing factor to the increase was an increase in compensation and benefits of approximately $26,000.  Approximately $9,000 of the compensation and benefit increase was a non-cash charge directly related to the Company’s pension plan.

Condemnation expenses for the three months ended March 31, 2012 and 2011 were $63,199 and $168,666, respectively, a decrease of $105,467.  The prior period expenses were legal fees and expenses associated with the Court’s decision issued in the Company’s favor in June 2010 and to respond to the related appeal actions filed by the State of New York during 2011.  The current period expenses were legal fees and expenses associated with the appeal actions filed in December 2011 and March 2012 by the State of New York.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $224,433 and $204,605, respectively, an increase of $19,828 or 10%.  The increase is mainly attributable to the 2011 renovations in the developed property portfolio.

Interest income was $12,846 and $71 for the three months ended March 31, 2012 and 2011, respectively.  The increase in interest income is mainly attributable to the purchase of hybrid mortgage backed securities during February and March of 2012.

Interest expense for the three months ended March 31, 2012 and 2011 was $260,912 and $305,654, respectively, a decrease of $44,742 or 15%.  The decrease was attributable primarily to the expiration of the Swap on the Cortlandt Manor mortgage which locked in the rate at 5.66%.  Following the expiration of the Swap, the rate adjusted down to Libor plus 225 basis points or approximately 2.5%.  In addition, the Company renegotiated the rate on the Port Jefferson mortgage effective March 1, 2012, reducing the rate over the next 5 years to 5% from 6%.

There was no provision or benefit for income tax for the three months ended March 31, 2012 and 2011.

The Company is reporting a net loss of $(268,944) and $(349,155) for the three months ended March 31, 2012 and 2011, respectively, primarily due to the impact of the items discussed above.

Seq. Page 18

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling of capital.

We generally finance our operations and acquisitions through a combination of cash on hand and debt.

As of March 31, 2012, the Company had cash and cash equivalents, totaling approximately $4.7 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $5.3 million.  The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations, condemnation litigation related fees and the debt amortization of our long term mortgages over the next twelve months.  In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses, and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results.  To address these risks and challenges, during 2011 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights are exercised) of $9,210,000 or $10,210,000 if an over-allotment option was exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares being issued, and net proceeds (after expenses) raised of $9,961,476.  The proceeds are intended to be used for potential additional expenses in the condemnation litigation, pursuing development rights for the Flowerfield property, necessary capital improvements in our real estate portfolio, and general working capital.

As of March 31, 2012, approximately $5.3 million of the proceeds are invested in hybrid mortgage backed securities with AAA rating fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation),

Net cash used in operating activities was $122,927 and $225,748 during the three months ended March 31, 2012 and 2011, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.   Additionally, the Company’s operating cash flow continues to be impacted by condemnation costs.  The cash used in operating activities in the current period was primarily related to condemnation costs of $63,199 and an increase in accounts receivable net of deferred rents of $30,871.  The cash used in operating activities in the prior period was primarily related to the net loss adjusted for depreciation of $135,017 and the reduction in accounts payable of $202,062 offset by a decrease in rent receivable of $92,211.

Net cash used in investing activities was $5,424,020 and $191,987 during the three months ended March 31, 2012 and 2011, respectively. Cash used in investing activities in the current period was primarily attributable to the purchases of securities of approximately $5.4 million.  Cash used in investing activities in the prior period was primarily due to property taxes on our undeveloped land and tenant improvements most of which was contracted for in 2010.

Net cash used in financing activities was $164,552 and $145,768 during the three months ended March 31, 2012 and 2011, respectively.  The cash used in financing activities in both respective periods was primarily comprised of scheduled principal payments on the Company’s debt service obligations of $162,081 and $145,768, respectively.

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

The economic climate continues to negatively impact the volume and pricing of real estate transactions.  Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   While the Company has been successful maintaining its effective rental rates, its revenue commitments have been decreasing which the Company attributes mainly to the challenges of renewing tenants into multi-year leases in the face of an economy that is volatile supplemented by the challenges of attracting new tenants.

Seq. Page 19

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the “Grove”, which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents an estimated 9.32% interest in the Grove.  The Company is accounting for the investment under the equity method.  As of March 31, 2012, the carrying value of the Company’s investment was $0.  The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

Seq. Page 20

On June 30, 2010, the Court of Claims published its Decision requiring the State to pay the Company an additional $98,685,000 as just compensation for the Property.  The State had paid the Company $26,315,000 for the Property at the time of the taking, which the Company elected under New York’s eminent domain law (the “EDPL”) to treat as an advance payment while it pursued its claim. Under the EDPL and in the Decision issued by the Court of Claims, the Company is also entitled, subject to EDPL Section 514, to statutory interest on the additional amount awarded at a rate of nine percent (9%) per annum from November 2, 2005, the date of the taking, to the date of payment.  Additionally, on February 1, 2011, the Court of Claims entered a Decision and Order granting the Company’s motion for an additional allowance of approximately $1,475,000 for actual and necessary costs, disbursements and expenses, including attorneys’ fees and expenses, incurred in its case for just compensation.

On November 22, 2011, the Appellate Division issued a unanimous Decision and Order affirming the Court of Claims’ judgment requiring the State to pay Gyrodyne an additional $98,685,000 plus statutory interest of nine percent, and the related judgment in favor of Gyrodyne entered by the Court of Claims in February 2011 for costs, disbursements and expenses in the amount of approximately $1,475,000.

On February 17, 2012, the Appellate Division denied the State’s Motion for Reargument or in the Alternative Leave to Appeal.  On March 23, 2012, the State filed with the Court of Appeals of the State of New York a Notice of Motion and Memorandum of Law in Support of Motion for Leave to Appeal the November 22, 2011 decision and order of the Appellate Division of the Supreme Court, Second Department.  On April 6, 2012, the Company filed a Memorandum of Law with the Court of Appeals in opposition to the State’s motion seeking leave from the Court of Appeals to appeal the Appellate Division’s November 22, 2011 decision.

As a result of the State’s filing with the Court of Appeals, the amount of any final award and the timing of payment are unknown at this time.  The Company will continue to pursue its rights vigorously, seeking payment in accordance with the decisions of the Court of Claims and the Appellate Division and any further determinations.

The Company has not recorded any gain or loss provision or liability related to this litigation at March 31, 2012, with the exception of accounts payable related to professional fees incurred.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Seq. Page 21

Items 1A through 5 are not applicable to the three months ended March 31, 2012.

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

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and ExchangeCommission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Filed as part of this report.

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Seq. Page 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: May 9, 2012	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: May 9, 2012	/s/ Gary Fitlin
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

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and ExchangeCommission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Filed as part of this report.

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Seq. Page 24