Form 10-Q
period 2012-06-30
GYRODYNE CO OF AMERICA INC
filed 2012-08-13
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 June 30, 2012

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

On July 31, 2012, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED JUNE 30, 2012

Seq. Page 2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2012	December 31, 2011
	(Unaudited)
REAL ESTATE
Rental property:
Land	$5,163,093	$5,163,093
Building and improvements	33,006,932	32,855,932
Machinery and equipment	343,272	338,275
	38,513,297	38,357,300
Less accumulated depreciation	5,828,782	5,381,026
	32,684,515	32,976,274
Land held for development:
Land	558,466	558,466
Land development costs	1,662,794	1,607,600
	2,221,260	2,166,066
Total real estate, net	34,905,775	35,142,340

Cash and cash equivalents	4,293,940	10,375,994
Investment in marketable securities	5,195,698	-
Rent receivable, net of allowance for doubtful accounts of $54,000 and $103,000, respectively	119,398	83,942
Deferred rent receivable	186,872	137,220
Condemnation proceeds receivable	167,425,729	-
Prepaid expenses and other assets	1,184,211	1,002,250
Prepaid pension costs	1,067,154	1,064,843
Total Assets	$214,378,777	$47,806,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$340,357	$333,936
Accrued liabilities	437,993	456,166
Deferred rent liability	126,379	83,047
Tenant security deposits payable	444,910	486,861
Mortgage loans payable	20,837,797	21,143,780
Deferred income taxes	62,964,000	1,315,000
Total Liabilities	85,151,436	23,818,790

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,747,069	17,747,069
Accumulated other comprehensive income	306,473	292,031
Balance of undistributed income	110,987,608	5,762,508
	130,765,038	25,525,496
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	129,227,341	23,987,799
Total Liabilities and Stockholders’ Equity	$214,378,777	$47,806,589
See notes to condensed consolidated financial statements

Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental income	$2,288,428	$2,466,979	$1,101,161	$1,206,799
Rental income - tenant reimbursements	292,632	304,714	143,763	154,195
Total	2,581,060	2,771,693	1,244,924	1,360,994

Expenses
Rental expenses	1,150,182	1,214,409	555,633	588,960
General and administrative expenses	952,262	907,729	477,429	452,178
Depreciation	447,756	408,810	223,323	204,205
Total	2,550,200	2,530,948	1,256,385	1,245,343

Other Income (Expense):
Interest income	41,778	144	28,932	72
Interest expense	(513,017)	(613,083)	(252,105)	(307,428)
Total	(471,239)	(612,939)	(223,173)	(307,356)

Net Loss before Condemnation Income and Provision for Income Taxes	(440,379)	(372,194)	(234,634)	(191,705)
Income (expense) on condemnation	100,048,691	(221,690)	100,111,890	(53,024)
Interest income on condemnation	67,265,788	-	67,265,788	-

Net Income (Loss) before Provision for Income Taxes	166,874,100	(593,884)	167,143,044	(244,729)
Provision for Income Taxes	61,649,000	-	61,649,000	-
Net Income (Loss)	$105,225,100	$(593,884)	$105,494,044	$(244,729)

Net income (loss) per common share:
Basic and diluted	$70.97	$(0.46)	$71.15	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,290,039	1,482,680	1,290,039

See notes to condensed consolidated financial statements

Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net Income (loss)	$105,225,100	$(593,884)	$105,494,044	$(244,729)
Other comprehensive income:
Unrealized income on investments	14,442	-	59,066	-
Recognition of unrealized income on interest rate swap	-	70,239	-	35,558
Other comprehensive income	14,442	70,239	59,066	35,558
Comprehensive income (loss)	$105,239,542	$(523,645)	$105,553,110	$(209,171)

See notes to condensed consolidated financial statements

Seq. Page 5

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$105,225,100	$(593,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	465,954	427,877
Bad debt expense	(48,511)	12,000
Net periodic pension benefit income	(2,311)	(20,694)
Changes in operating assets and liabilities:

Decrease (increase) in assets:

Rent receivable	13,055	59,653
Deferred rent receivable	(49,652)	(19,537)
Condemnation proceeds receivable	(167,425,729)	-
Prepaid expenses and other assets	(197,687)	(78,660)
Increase (decrease) in liabilities:
Accounts payable	6,421	(273,282)
Accrued liabilities	(18,173)	38,677
Deferred rent liability	43,332	78,357
Tenant security deposits	(41,952)	13,439
Deferred income taxes	61,649,000	-
Total adjustments	(105,606,253)	237,830
Net cash used in operating activities	(381,153)	(356,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(155,997)	(456,501)
Land development costs	(55,194)	(93,793)
Purchases of marketable securities	(5,366,421)	-
Principal repayments on investment in marketable securities	185,165	-
Net cash used in investing activities	(5,392,447)	(550,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	(305,983)	(282,022)
Loan origination fees paid	(2,471)	-
Net cash used in financing activities	(308,454)	(282,022)

Net decrease in cash and cash equivalents	(6,082,054)	(1,188,370)
Cash and cash equivalents at beginning of period	10,375,994	2,141,522
Cash and cash equivalents at end of period	$4,293,940	$953,152

Supplemental cash flow information:
Interest paid	$518,317	604,513

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

As of June 30, 2012, the Company had 100% ownership in three medical office parks comprising an aggregate of approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 128,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York, approximately 10 acres of which are utilized by the industrial park,  and an estimated 9.32% limited partnership interest in a limited partnership (the “Grove”) which owns an undeveloped Florida property (the “Grove Property”).

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

2.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended June 30, 2012 and 2011.

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

The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Seq. Page 7

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Consolidated Statements of Operations.

The historical cost and estimated fair value of investments in marketable securities available for sale as of June 30, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value
Mortgage-backed Securities	$5,181,256	$14,442	$5,195,698

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained both AA and AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.  At June 30, 2012, marketable securities based on amortized cost, reflect a yield of approximately 2% and an adjusted duration of less than four years. The Company did not have any investments in mortgage-backed securities during the year ended December 31, 2011. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 11 – Fair Value of Financial Instruments.  None of the securities with an unrealized loss at June 30, 2012 are considered to be other-than-temporarily impaired, therefore the unrealized loss was reported in the Condensed Consolidated Statement of Comprehensive Income (Loss).

5.      Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  The Company does not have outstanding dilutive common stock equivalents during the periods presented.  As a result, the basic and diluted earnings per share is the same.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of June 30, 2012.

During the third quarter ended September 30, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders.   The rights offering resulted in 192,641 common shares being issued.

6.      Income Taxes:

The Company files a consolidated U.S. Federal Tax Return that includes all 100% owned subsidiaries.  State tax returns are filed on a consolidated or separate basis depending on the applicable laws.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Condemnation litigation with the State of New York concluded in June and the State remitted payment in early July.

The following table provides the breakdown of the condemnation proceeds earned through June 30th, 2012:

	Condemnation	Income Tax
	Gross Proceeds	Provision
Gross gain from condemnation	$98,685,000	$61,649,000
Interest income on condemnation	67,265,788	-
Reimbursement of condemnation expenses	1,474,941	-
Total	$167,425,729	$61,649,000

In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes.  If the Company replaces the condemned property with like kind property by April 30, 2013 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of.  Pending a replacement property acquisition, the Company has recorded a provision for income taxes of $61,649,000 related to the condemnation award.  The provision for income taxes is directly related to the gain on condemnation of its real property and would reverse upon the purchase of like kind property.

Seq. Page 8

The Company converted to a REIT in 2007, effective April 1, 2006.  As long as Gyrodyne qualifies for REIT status and meets the like kind exchange and holding period requirements under Section 1033, the Company generally will not be subject to New York State and Federal corporate income taxes on income and gain generated and distributed after May 1, 2006.  REIT organizations are required to distribute a minimum of 90% of Net Income.  As a result, the Company has a contingent liability of approximately $25 million associated with the net income excluding the real estate gain, which is not a probable liability due to the Company’s intent to meet the REIT distribution requirements and is not reflected in the June 30, 2012 financial statements.

7.     Mortgage loans Payable:

Mortgage loans payable are comprised of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,063,767	$5,130,831
Mortgage payable - Cortlandt Medical Center (b)	4,427,500	4,532,500
Mortgage payable - Fairfax Medical Center (c)	7,515,969	7,598,188
Mortgage payable - Flowerfield Industrial Park (d)	3,830,561	3,882,261
Total	$20,837,797	$21,143,780

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

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate is variable and floating based on the one month Libor rate plus 225 basis points, which equates to approximately 2.5% at June 30, 2012, and December 31, 2011, respectively.  The Company continues to have an option to enter into an interest rate swap agreement but does not plan to hedge any variable interest rate risk for 2012.

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

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with the Company’s previous lender of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime plus 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  The interest rate is 5% at June 30, 2012.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender may require the Company to repay all or a part of the balance outstanding.  In early July, following the receipt of the condemnation proceeds, the lender communicated that it will not exercise its option to require the Company to repay a portion or all of the loan other than under its regularly scheduled amortization terms.

Seq. Page 9

8.     Retirement Plans:
The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit / cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and six-months ended June 30, 2012 and 2011 including the required and expected contributions:

	Six Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011
Pension Benefits
Service Cost	$91,423	$63,948	$45,712	$31,974
Interest Cost	90,086	78,446	45,043	39,223
Expected Return on Plan Assets	(193,028)	(162,486)	(96,514)	(81,243)
Amortization of prior service costs	11,288	-	5,644	-
Amortization of Actuarial Loss	(2,080)	(602)	(1,040)	(301)
Net Periodic Pension Benefit (Income) Cost After Curtailments and Settlements	$(2,311)	$(20,694)	$(1,155)	$(10,347)
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$-	$-	$-	$-

During the three and six-months ended June 30, 2012, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2012 plan year, and is not expecting to make a contribution for the related plan year.

9.     Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount

2013	$3,679,000
2014	2,699,000
2015	2,013,000
2016	1,605,000
2017	1,225,000
Thereafter	2,626,000
$13,847,000

Other commitments and contingencies As of June 30, 2012, other commitments and contingencies are summarized in the below table:

Employment agreement with severance commitment contingencies	$123,000

Employment agreements - The Company has a compensation arrangement with its Chief Financial Officer.

Seq. Page 10

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

Affecting certain sections covered under ASU 2011-05,  in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”.  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic).  ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19.  An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Seq. Page 11

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012		December 31, 2011
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$ 5,195,698	$ 5,195,698	N/A	N/A

During 2012, the Company invested in mortgage backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities.  A discount rate is applied to the cashflows in the model to arrive at the fair value.  Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security.  With this data, a yield curve is derived for each category of mortgage backed securities.  Each security is priced by discounting the cashflow stream by the appropriate yield found on the yield curve.  As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, condemnation proceeds receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

The Company determined the fair value of its mortgage loans payable approximates book value.  The Company based its decision by looking at current rates available based on the Company’s estimate for nonperformance and liquidity risk, the Company’s loan to value ratio, the maturity of the debt and the underlying security for the debt.

Seq. Page 12

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of June 30, 2012, the carrying value of the Company’s investment was $0.

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

Following the expiration of the Interest Rate Swap Agreement, the Company’s interest rate adjusted to 2.5% (225 basis points above the one month Libor rate (.25 % on June 30, 2012 and December 31, 2011 ).  As part of the terms and conditions of the Cortlandt Mortgage, the Company has the option to enter into a new Interest Rate Swap Agreement throughout the term of the loan.  Based on the current economic environment the Company has not entered into a new Interest Rate Swap Agreement.

13.  Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income as of June 30, 2012 and December 31, 2011 was $306,473 and $292,031, respectively. The balances were comprised of the following:

	June 30, 2012	December 31, 2011
Unrecorded gain on investments	$14,442	$-
Unrecorded income on pension	292,031	292,031
Accumulated other comprehensive income	$306,473	$292,031

14.  Condemnation:

On July 3, 2012, the Company received $167,501,657 from the State of New York (the “State”) in payment of the judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,341,716 in interest.

The $167.5 million payment brings to a resolution the Company’s case for just compensation, commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the “Property”) taken by the State.  The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.  The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment.  That judgment, as well as a related judgment for costs, disbursements and expenses, was affirmed by the Appellate Division and the Court of Appeals.

Seq. Page 13

The original advance payment of $26,315,000 was successfully reinvested in like-kind property under Section 1033 of the Internal Revenue Code , thereby deferring income tax on the related gain.  In accordance with Section 1033, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes.  If the Company replaces the condemned property with like kind property by April 30, 2013 (or such extended period if requested and approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of.

15.  Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and six-months ended June 30, 2012.

Forward Looking Statements.  The statements made in this Form 10-Q that are not current or historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements include, but are not limited to, risks and uncertainties relating to the process of exploring strategic alternatives, as well as statements regarding the evaluation of strategic alternatives, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, risks and uncertainties relating to Gyrodyne’s undeveloped property in St. James, New York, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Quarterly Report, or in the documents it incorporates by reference into this Quarterly Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of June 30, 2012 the Company had 100% ownership, directly or indirectly, in three medical office parks, comprising an aggregate of approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 128,000 rentable square feet.  In addition, the Company has approximately 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has an estimated 9.32% limited partnership in a limited partnership which owns an undeveloped Florida property called “the Grove Property”.

With the exception of the receipt of the condemnation proceeds, our revenues and cash flows are generated predominantly from property rent receipts.  Growth in revenues and cash flows has been and remains directly correlated to our ability to (1) re-lease suites that are vacant or may become vacant at favorable rates, (2) successfully complete the liquidity events in our strategic plan and / or the reinvestment under Section 1033 of the condemnation proceeds.

Seq. Page 14

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

The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to  negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through early 2012 have emerged, it is not possible for us to quantify the timing and impact of the recovery on our future financial results.  The length and depth of the economic recession combined with the slow economic recovery, has continued to negatively impact the real estate industry. Additionally, the Company stated in its 2010 through 2012 periodic filings that it believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their very nature, expire over time resulting in the vacancy impact of an economic slowdown occurring over a similar period of time as tenants cannot reduce their space demands until their leases expire.  The continuation of negative absorption rates into the first quarter in many regions across the country, including Long Island, continues to confirm the negative impact.

Global Credit and Financial Crisis:  The continued concerns about the impact of a widespread and long term global credit and financial crisis have contributed to market volatility and diminishing expectations for the real estate industry, including the potential downward pressure on our common stock price.  As a result, our business continues to be impacted by factors including (1) increased challenges in re-leasing space, and (2) potential risks stemming from late rental receipts, tenant defaults and tenant bankruptcies.

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

As of June 30, 2012, the average effective rental revenue per square foot adjusted for tenant improvements was $20.19 compared to $20.22 on December 31, 2011.  The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy:  We have focused our business strategy to strike a balance between preserving capital and improving the market value of our portfolio to meet our long term goal of executing on a liquidity event or series of liquidity events.  Included within this strategy were, and except for the last item, continue to be our objectives:

•	actively managing our portfolio to improve our operating cash flow;

•	pursuing the re-zoning effort of the Flowerfield property to maximize its value;

•	limiting our use of capital to that which preserves the market value of our real estate portfolio;

•	maximizing our working capital without materially increasing our debt service requirements; and

•	diligently managing the condemnation lawsuit which was concluded June 5, 2012 with the related payment received in July 2012.

We believe these objectives strengthen our business and enhance its value.

Following the receipt of the condemnation proceeds in early July, the Board of Directors established a committee to manage the process of selecting legal and financial advisors to help the Company pursue strategic alternatives and make recommendations to the Board of Directors. In that regard, on August 10, 2012 the Company retained Skadden, Arps, Slate, Meagher & Flom, LLP.

Second Quarter 2012 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended June 30, 2012.

Investments – The Company received principal distributions during the second quarter of approximately $169,000 from its first quarter investment of $5.4 million in conforming agency fixed rate mortgage pass through securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The portfolio is currently generating a yield of approximately 2%.

Seq. Page 15

Leasing – During the three months ended June 30, 2012, the Company executed 10 lease renewals encompassing approximately 20,000 square feet, and approximately $314,000 in annual revenue.  In addition, the Company entered into 2 new leases encompassing approximately 3,000 square feet and $63,000 in annual revenue.  The increase in revenue from its new leases and contractual annual increases was offset by 4 lease terminations encompassing approximately 10,000 square feet and approximately $290,000 in annual revenue. The Company generated a decrease in net deferred revenue of approximately $11,000.

The new leases and lease extensions signed during the first quarter included tenant improvement allowances which the Company estimates at a cost of approximately $50,000, and no significant rent abatements.  There were no significant lease commissions paid by the Company during the second quarter.

The continued economic volatility for small businesses and medical practitioners have impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives.  During 2011 through June 2012, medical office parks and industrial parks experienced degradation in both rental rates and occupancy.  Rental revenues were $1,101,161 and $1,187,267 for the three months ended June 30, 2012, and March 31, 2012, respectively, a quarter over quarter decrease of $86,106.  Although the Company successfully mitigated the decreased revenues during the quarter-ended March 31, 2012, limiting the reduction to $8,023 from the previous quarter, the degradation in revenue during the second quarter is a reflection of the continuing challenges to maintain both rental rates and occupancy during the slow economic recovery.

Re-tenanting vacant space, renewing tenants, and transitioning tenants to longer term leases has resulted in total lease commitments as of June 30, 2012 and March 31, 2012 of $13,847,000 and $13,316,000, respectively, an increase of $531,000.  During the second quarter the Company did not offer significant tenant improvements to attract new tenants.  However, if the challenges on reletting space continues, the Company may offer tenant improvements in exchange for signing long term lease commitments.

Condemnation lawsuit – On July 3, 2012, the Company received $167,501,656.95 from the State of New York (the “State”) in payment of the Judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,940.67 in costs, disbursements and expenses, and $67,341,716.28 in interest.

The $167.5 million payment brings to a successful resolution the Company’s case for just compensation, commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the “Property”) taken by the State.  The State had paid the Company $26,315,000 for the Property at the time of the taking, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.  The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment.  That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division and the Court of Appeals.

The Company recorded the income of $167,425,729 less condemnation costs incurred in its financial statements for the quarter ended June 30, 2012, including the interest through June 30, 2012.  As a result of the payment being received in early July, the interest of $104,928 for the first three days in July will be reflected in the financial statements for the third quarter ending September 30, 2012.

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

Seq. Page 16

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

Seq. Page 17

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

Recent Development

As disclosed by the Company in its Current Report on Form 8-K filed on July 30, 2012 with the Securities and Exchange Commission, the Company received written notice on July 25, 2012 of the retirement of Stephen V. Maroney from his positions as the Company’s President and Chief Executive Officer and as a director, effective August 16, 2012.  In the notice, Mr. Maroney indicated that his retirement was a personal decision, which he had delayed in order to oversee the management of the Company’s condemnation litigation.  In light of the Company’s successful resolution of its condemnation litigation, Mr. Maroney determined that he no longer had reason to postpone his plans to retire.  Mr. Maroney has served as President and Chief Executive Officer since 1999.  The Company’s Board of Directors has commenced a search for a new Chief Executive Officer, which the Board expects to complete as soon as possible.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 compared with the Three Months Ended June 30, 2011.

Rental revenues are comprised solely of rental income and amounted to $1,101,161 and $1,206,799 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $105,638 or 9%.  The Flowerfield Industrial Park, Cortlandt Manor Medical Center and Port Jefferson Professional Park all experienced a decrease in revenue; amounting to $9,504, $66,514, and $31,990, respectively, while the Fairfax Medical Center experienced an increase of $2,370.  The reduction in revenue at the Flowerfield Industrial Park was primarily related to one tenant who defaulted on the lease.  The tenant was evicted June 30, 2012 and the Company has a judgment in the amount of $136,000. Revenue from the judgment will not be recorded until received.  Approximately $26,000 of the decrease at the Cortlandt Manor Medical Center was related to a drop in occupancy compared to the prior period due to two terminations and the balance of the decrease was due to a net reduction in the rate per square foot on lease renewals.  The Port Jefferson Professional Park’s decrease was primarily related to one tenant who did not renew their lease in the fourth quarter of 2011.  The net increase at the Fairfax Medical Center was primarily related to higher average occupancy for the second quarter of 2012 compared to the second quarter of 2011, supplemented by contractual annual rent escalations.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $143,763 and $154,195 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $10,432 or approximately 7%.  The reduction in tenant reimbursements was primarily related to terminations.

Rental expenses for the three months ended June 30, 2012 and 2011 were $555,633 and $588,960, respectively, a decrease of $33,327 or 6%.  Approximately $42,000 of the decrease was due to the reduction in maintenance expenses, partially offset by an approximate $7,000 increase in insurance costs and an approximate $5,000 increase in real estate taxes.

General and administrative expenses for the three months ended June 30, 2012 and 2011 were $477,429 and $452,178, respectively, an increase of $25,251 or 6%.  The major contributing factor to the increase was an increase in compensation and benefits of approximately $16,000.  Approximately $9,000 of the compensation and benefit increase was a non-cash charge directly related to the Company’s pension plan. The remaining difference is primarily related to a rise in corporate governance expenses.

Seq. Page 18

Depreciation expense for the three months ended June 30, 2012 and 2011 was $223,323 and $204,205, respectively, an increase of $19,118 or 9%.  The increase is mainly attributable to the 2011 renovations in the developed property portfolio.

Interest income, not including condemnation related interest, was $28,932 and $72 for the three months ended June 30, 2012 and 2011, respectively.  The increase in interest income is mainly attributable to the purchase of mortgage-backed securities during February and March of 2012.

Interest expense for the three months ended June 30, 2012 and 2011 was $252,105 and $307,428, respectively, a decrease of $55,323 or 18%.  The decrease was attributable primarily to the expiration of the Swap on the Cortlandt Manor mortgage which locked in the rate at 5.66%.  Following the expiration of the Swap, the rate adjusted down to Libor plus 225 basis points or approximately 2.5%.  In addition, the Company renegotiated the rate on the Port Jefferson mortgage effective March 1, 2012, reducing the rate over the next 5 years from 6% to 5%.

The Company is reporting a net loss before Condemnation Proceeds and Provision for Income Taxes for the three months ended June 30, 2012, and 2011 of $234,634 and $191,705. primarily due to the impact of the items discussed above

The income (expense) from condemnation proceeds was $100,111,890 and $(53,024) for the three months ended June 30, 2012 and 2011, respectively, an increase of $100,164,914.  The Company successfully concluded its condemnation case during the second quarter resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1, 474,941.  The Company incurred approximately $48,050 and $53,024 in condemnation costs during the three months ended June 30, 2012, and 2011, respectively.

Interest income on condemnation proceeds of  $67,265,788 resulted from the Company’s successful conclusion of its condemnation case for just compensation. The interest was received in early July 2012.

The provision for income tax for the six months ended June 30, 2012 was $61,649,000.  There was no provision or benefit for income tax for the three months ended June 30, 2012 and 2011. (see Footnote #6)

The Company is reporting a net income (loss) of $105,494,044 and $(244,729) for the three months ended June 30, 2012 and 2011, respectively, primarily due to the impact of the items discussed above.

Six Months Ended June 30, 2012 compared with the Six Months Ended June 30, 2011.

Rental revenues are comprised solely of rental income and amounted to $2,288,428 and $2,466,979 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $178,551 or 7%.  The Flowerfield Industrial Park, Cortlandt Manor Medical Center, Port Jefferson Professional Park and Fairfax Medical Center, all experienced a decrease in revenue; amounting to $32,314, $56,039, $69,241and $20,958, respectively.  The reduction in revenue at the Flowerfield Industrial Park was primarily related to one tenant who defaulted on the lease.  The tenant was evicted as of June 30, 2012 and the Company has a Judgment in the amount of $136,000. Revenue from the Judgment will not be recorded until received.  The reduction in revenue at the Cortlandt Manor Medical Center was primarily related to a drop in occupancy compared to the prior period due to two terminations.  The Port Jefferson Professional Park’s Center’s decrease was primarily related to one tenant who did not renew their lease in the fourth quarter of 2011.  The reduction in revenue at the Fairfax Medical Center was primarily related to one tenant exercising an early termination option during the first quarter of 2011.  The option included a fee of $22,000 which was equivalent to one year’s rent.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $292,632 and $304,714 for the six months ended June 30, 2012 and 2011, respectively.  The reduction in tenant reimbursements was primarily related to terminations.

Rental expenses for the six months ended June 30, 2012 and 2011 were $1,150,182 and $1,214,409, respectively, a decrease of $64,227 or 5%.  The Company reduced maintenance expenses by approximately $40,000.  Additionally, approximately $22,000 of the decrease was due to the Company successfully reducing the real estate taxes for the Port Jefferson Medical Center which was partially offset by net escalating real estate taxes at the remaining properties of approximately $8,000.  The remaining difference is primarily related to a reduction in the lease commission amortization expenses as a result of a prior year write-off of commissions related to an early termination at the Fairfax Medical Center.   The Company successfully offset escalating insurance costs of approximately $13,000 with lower utility costs.

Seq. Page 19

General and administrative expenses for the six months ended June 30, 2012 and 2011 were $952,262 and $907,729, respectively, an increase of $44,533 or 5%.  The major contributing factor to the increase was an increase in compensation and benefits of approximately $42,000.  Approximately $18,000 of the compensation and benefit increase was a non-cash charge directly related to the Company’s pension plan.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $447,756 and $408,810, respectively, an increase of $38,946 or 10%.  The increase is mainly attributable to the 2011 renovations in the developed property portfolio.

Interest income, not including condemnation related interest, was $41,778 and $144 for the six months ended June 30, 2012 and 2011, respectively.  The increase in interest income is mainly attributable to the purchase of mortgage-backed securities during February and March of 2012.

Interest expense for the six months ended June 30, 2012 and 2011 was $513,017 and $613,083, respectively, a decrease of $100,066 or 16%.  The decrease was attributable primarily to the expiration of the Swap on the Cortlandt Manor mortgage which locked in the rate at 5.66%.  Following the expiration of the Swap, the rate adjusted down to Libor plus 225 basis points or approximately 2.5%.  In addition, the Company renegotiated the rate on the Port Jefferson mortgage effective March 1, 2012, reducing the rate over the next 5 years from 6% to 5%.

The Company is reporting a net loss before Condemnation Proceeds and Provision for Income Taxes for the six months ended June 30, 2012, and 2011 of $440,379 and $372,194 primarily due to the impact of the items discussed above

The income (expense) from condemnation proceeds was $100,048,691 and $(221,690) for the six months ended June 30, 2012 and 2011, respectively, an increase of $100,270,381.  The Company successfully concluded its condemnation case during the second quarter resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1, 474,941.  The Company incurred approximately $111,249 and $221,690 in condemnation costs during the six months ended June 30, 2012, and 2011, respectively.

Interest income on condemnation proceeds of $67,265,788 resulted from the Company’s successful conclusion of its condemnation case for just compensation. The interest was received in early July 2012.

The provision for income tax for the six months ended June 30, 2012 was $61,649,000.  There was no provision or benefit for income tax for the six months ended June 30, 2011.  (see Footnote #6)

The Company is reporting a net income (loss) of $105,225,100 and $(593,884) for the six months ended June 30, 2012 and 2011, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling of capital.

We generally finance our operations and acquisitions through a combination of cash on hand and debt.

As of June 30, 2012, the Company had cash and cash equivalents, totaling approximately $4.3 million and investments in U.S. guaranteed mortgage-backed securities of approximately $5.2 million.  The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations, the debt amortization of our long term mortgages over the next twelve months and expenses associated with creating one or more liquidity events in accordance with our strategic plan.  In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses, and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results.  To address these risks and challenges, during 2011 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights were exercised) of $9,210,000 or $10,210,000 if an over-allotment option was exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares being issued, and net proceeds (after expenses) raised of $9,961,476.

Seq. Page 20

As of June 30, 2012, approximately $5.2 million of the proceeds are invested in mortgage-backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation), Net cash used in operating activities was $381,153 and $356,054 during the six months ended June 30, 2012 and 2011, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.   Additionally, the Company concluded its condemnation litigation in June 2012 resulting in the Company recording the condemnation receivable and related income of $167,425,279 inclusive of interest through June 30, 2012.  The state remitted payment of $167,501,657 in early July including additional interest up to date of payment.  The cash used in operating activities in the current period was primarily related to condemnation expenses incurred of  $111,250 and an increase in prepaid expenses of $197,687.  The cash used in operating activities in the prior period was primarily related to the reduction in accounts payable of $273,282 and an increase in prepaid expenses of $78,660.

Net cash used in investing activities was $5,392,447 and $550,294 during the six months ended June 30, 2012 and 2011, respectively. Cash used in investing activities in the current period was primarily attributable to the purchases of securities of approximately $5.2 million net of principal distributions.  The securities are currently generating a yield of approximately 2%.  Cash used in investing activities in the prior period was primarily due to property taxes on our undeveloped land and tenant improvements most of which was contracted for in 2010.

Net cash used in financing activities was $308,454 and $282,022 during the six months ended June 30, 2012 and 2011, respectively.  The cash used in financing activities in both respective periods was comprised of scheduled principal payments on the Company’s debt service obligations.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This credit crisis spread to the broader commercial credit markets and has reduced the availability of financing and increased interest rates.   The extended weak economy, unemployment and lack of liquidity combined with the impact of the Healthcare Legislation has resulted in an extensive reduction in occupancy rates and related rental rates across residential, commercial and medical office properties.  In certain cases the Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

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

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the “Grove”, which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents an estimated 9.32% interest in the Grove.  The Company is accounting for the investment under the equity method.  As of June 30, 2012, the carrying value of the Company’s investment was $0.  The Company cannot predict what, if any, value it will ultimately realize from this investment.

In November 2010, the Grove made an offering to its partners to invest additional funds in the partnership.  The offering, had a minimum and maximum aggregate offering amount of $2 million and $3 million, respectively, and was due to expire on December 10, 2010. In November 2010, after careful deliberation, the Company informed the Grove that it would not participate in the offering. Subsequently, the Company was informed that the offering would remain open until March 10, 2011. The Company’s non-participation in the offering was expected to dilute its ownership interest to 8.98% from 9.99%, depending on the amount raised in the offering.  The Grove completed its offering which closed on March 10, 2011 with a capital raise of $2 million.  The Company has not yet received the dilution impact or any other details following the close of the offering but estimates its new ownership interest will be reduced from 9.99% to 9.32%.

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

Seq. Page 21

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

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Gyrodyne Company of America, Inc. v. The State of New York

On July 3, 2012, the Company received $167,501,656.95 from the State of New York (the “State”) in payment of the judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,940.67 in costs, disbursements and expenses, and $67,341,716.28 in interest.

The $167.5 million payment brings to a successful resolution the Company’s case for just compensation, commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the “Property”) taken by the State.  The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.  The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment.  That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division and the Court of Appeals.

The Company recorded income of $167,425,729 including interest through June 30, 2012 in the quarter ended June 30, 2012 and will record the balance of the interest earned through July 3, 2012 of $104,928 in the financial statements for the third quarter ending September 30, 2012.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 1A through 5 are not applicable to the six months ended June 30, 2012.

Seq. Page 22

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

101.INS**XBRL Instance

101.SCH**XBRLTaxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18,2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and ExchangeCommission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Seq. Page 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYRODYNE COMPANY OF AMERICA, INC.

Date: August 13, 2012	/s/ Stephen V. Maroney
By Stephen V. Maroney
President and Chief Executive Officer

Date: August 13, 2012	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

Seq. Page 24

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

101.INS**XBRL Instance

101.SCH**XBRLTaxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18,2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and ExchangeCommission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Seq. Page 25