Form 10-Q
period 2012-09-30
GYRODYNE CO OF AMERICA INC
filed 2012-11-14
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             September 30, 2012

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

Former name, former address and former fiscal year, if changed since last report)

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

On November 13, 2012, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

Seq. Page 1

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED SEPTEMBER 30, 2012

Seq. Page 2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

REAL ESTATE
Rental property:
Land	$5,163,093	$5,163,093
Building and improvements	33,158,756	32,855,932
Machinery and equipment	343,272	338,275
	38,665,121	38,357,300
Less accumulated depreciation	6,054,011	5,381,026
	32,611,110	32,976,274
Land held for development:
Land	558,466	558,466
Land development costs	1,689,242	1,607,600
	2,247,708	2,166,066
Total real estate, net	34,858,818	35,142,340

Cash and cash equivalents	171,899,892	10,375,994
Investment in marketable securities	4,881,745	-
Rent receivable, net of allowance for doubtful accounts of $60,000 and $103,000, respectively	101,564	83,942
Deferred rent receivable	199,655	137,220
Prepaid expenses and other assets	1,048,316	1,002,250
Prepaid pension costs	1,068,310	1,064,843
Total Assets	$214,058,300	$47,806,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$617,341	$333,936
Accrued liabilities	502,517	456,166
Deferred rent liability	81,867	83,047
Tenant security deposits payable	466,322	486,861
Mortgage loans payable	20,682,314	21,143,780
Deferred income taxes	62,964,000	1,315,000
Total Liabilities	85,314,361	23,818,790

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,504	17,747,069
Accumulated other comprehensive income	349,418	292,031
Balance of undistributed income	110,454,826	5,762,508
	130,281,636	25,525,496
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	128,743,939	23,987,799
Total Liabilities and Stockholders’ Equity	$214,058,300	$47,806,589

See notes to condensed consolidated financial statements

Seq. Page 3

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues
Rental income	$3,348,005	$3,691,533	$1,059,576	$1,224,553
Rental income - tenant reimbursements	429,668	456,936	137,037	152,222
Total	3,777,673	4,148,469	1,196,613	1,376,775

Expenses
Rental expenses	1,733,083	1,777,307	582,901	562,898
General and administrative expenses	1,731,825	1,343,816	779,563	436,088
Depreciation	672,985	616,936	225,229	208,126
Total	4,137,893	3,738,059	1,587,693	1,207,112

Other Income (Expense):
Interest income	64,292	541	22,514	398
Interest expense	(764,322)	(918,763)	(251,305)	(305,680)
Total	(700,030)	(918,222)	(228,791)	(305,282)

Net Loss before Condemnation Income and Provision for Income Taxes	(1,060,250)	(507,812)	(619,871)	(135,619)
Income (expense) on condemnation	100,030,852	(238,990)	(17,839)	(17,299)
Interest income on condemnation	67,370,716	-	104,928	-

Net Income (Loss) before Provision for Income Taxes	166,341,318	(746,802)	(532,782)	(152,918)
Provision for Income Taxes	61,649,000	-	-	-
Net Income (Loss)	$104,692,318	$(746,802)	$(532,782)	$(152,918)

Net income (loss) per common share:
Basic and diluted	$70.61	$(0.58)	$(0.36)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,292,862	1,482,680	1,298,415

See notes to condensed consolidated financial statements

Seq. Page 4

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net Income (loss)	$104,692,318	$(746,802)	$(532,782)	$(152,918)
Other comprehensive income:
Unrealized gain on investments	57,387	-	42,945	-

Recognition of unrealized gain on interest rate swap	-	107,718	-	37,479
Other comprehensive income	57,387	107,718	42,945	37,479
Comprehensive income (loss)	$104,749,705	$(639,084)	$(489,837)	$(115,439)

See notes to condensed consolidated financial statements

Seq. Page 5

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$104,692,318	$(746,802)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	700,357	645,536
Bad debt expense	18,000	18,000
Net periodic pension benefit income	(3,467)	(31,041)
Changes in operating assets and liabilities:

(Increase) decrease in assets:

Rent receivable	(35,622)	(99,631)
Deferred rent receivable	(62,435)	(30,120)
Prepaid expenses and other assets	(67,327)	39,926
Increase (decrease) in liabilities:
Accounts payable	283,405	(90,007)
Accrued liabilities	46,351	111,088
Deferred rent liability	(1,180)	149,553
Tenant security deposits	(20,539)	17,751
Deferred income taxes	61,649,000	-
Total adjustments	62,506,543	731,055
Net cash provided by (used in) operating activities	167,198,861	(15,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(311,461)	(761,319)
Land development costs	(81,642)	(120,736)
Purchases of marketable securities	(5,350,518)	-
Principal repayments on investment in marketable securities	526,159	-
Net cash used in investing activities	(5,217,462)	(882,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	(461,466)	(439,562)
Loan origination fees paid	(2,471)	(10,500)
Proceeds from escrow	-	250,000
Issuance of common shares, net	-	9,987,476
Proceeds from other equity transactions, net	6,436	-
Net cash (used in) provided by financing activities	(457,501)	9,787,414

Net increase in cash and cash equivalents	161,523,898	8,889,612
Cash and cash equivalents at beginning of period	10,375,994	2,141,522
Cash and cash equivalents at end of period	$171,899,892	$11,031,134

Supplemental cash flow information:
Interest paid	$770,028	918,763

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

As of September 30, 2012, the Company had 100% ownership in three medical office parks comprising an aggregate of approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 128,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York, approximately 10 acres of which are utilized by the industrial park,  and an estimated 9.32% limited partnership interest in a limited partnership (the “Grove”) which owns an undeveloped Florida property (the “Grove Property”).

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

2.      Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended September 30, 2012 and 2011.

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

The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of September 30, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value
Mortgage-backed Securities	$4,824,358	$57,387	$4,881,745

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained both AA and AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.  At September 30, 2012, marketable securities based on amortized cost, reflect a yield of approximately 2% and an adjusted duration of less than four years. The Company did not have any investments in mortgage-backed securities during the year ended December 31, 2011. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 11 – Fair Value of Financial Instruments.  None of the securities with an unrealized loss at September 30, 2012 are considered to be other-than-temporarily impaired, therefore the unrealized loss was reported in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

The Condemnation litigation with the State of New York concluded in June and the State remitted payment in early July.  The following table provides the breakdown of the condemnation proceeds earned through September 30, 2012:

	Condemnation Gross Proceeds	Income Tax Provision
Gross gain from condemnation	$98,685,000	$61,649,000
Interest income on condemnation	67,370,716	-
Reimbursement of condemnation expenses	1,474,941	-
Total	$167,530,657	$61,649,000

In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes.  During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014.  The previous deadline was April 30, 2013.  If the Company replaces the condemned property with like-kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of.  Pending a replacement property acquisition, the Company has recorded a provision for income taxes of $61,649,000 resulting from the condemnation award.  The provision for income taxes is directly resulting from the gain on condemnation of its real property and would reverse into income upon the purchase of like-kind property.

Seq. Page 8

The Company converted to a REIT in 2007, effective May 1, 2006.  As long as Gyrodyne qualifies for REIT status, the Company generally will not be subject to New York State and Federal corporate income taxes on income and gain generated after May 1, 2006.  REIT organizations are required to distribute a minimum of 90% of Net Income.  As a result, the Company has a contingent liability of approximately $25 million associated with the net income excluding the real estate gain, which is not a probable liability due to the Company’s intent to meet the REIT distribution requirements and is not reflected in the September 30, 2012 financial statements.

7.      Mortgage loans Payable:

Mortgage loans payable are comprised of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$5,033,681	$5,130,831
Mortgage payable - Cortlandt Medical Center (b)	4,375,000	4,532,500
Mortgage payable - Fairfax Medical Center (c)	7,474,537	7,598,188
Mortgage payable - Flowerfield Industrial Park (d)	3,799,096	3,882,261
Total	$20,682,314	$21,143,780

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage bore interest at 5.75% through February 1, 2012.  Effective January 17, 2012, the Company negotiated an interest rate modification from 5.75% to 5% for the 5 year period February 1, 2012 through February 1, 2017 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter.  The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $31,086 and will vary based upon the Fixed Rate Advance. In February 2022, a balloon payment is due of approximately $3,560,000. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018. In July 2018, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate is variable and floating based on the one month Libor rate plus 225 basis points, which equates to approximately 2.5% at September 30, 2012, and December 31, 2011, respectively.  The Company continues to have an option to enter into an interest rate swap agreement but does not plan to hedge any variable interest rate risk for 2012.

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

Seq. Page 9

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with the Company’s previous lender of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime plus 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  The interest rate is 5% at September 30, 2012.  The mortgage loan is subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan is secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender had the option to require the Company to repay all or a part of the balance outstanding.  In early July, following the receipt of the condemnation proceeds, the lender communicated that it will not exercise its option to require the Company to repay a portion or all of the loan other than under its regularly scheduled amortization terms.

8.      Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for substantially all of its employees and records net periodic pension benefit / cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three and nine-months ended September 30, 2012 and 2011 including the required and expected contributions:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Pension Benefits
Service Cost	$137,136	$95,921	$45,712	$31,974
Interest Cost	135,130	117,668	45,043	39,223
Expected Return on Plan Assets	(289,543)	(243,728)	(96,515)	(81,243)
Amortization of prior service costs	16,932	-	5,644	-
Amortization of Actuarial Loss	(3,122)	(902)	(1,040)	(301)
Net Periodic Pension Benefit	$(3,467)	$(31,041)	$(1,156)	$(10,347)
(Income) Cost After Curtailments and Settlements
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$-	$-	$-	$-

During the three and nine-months ended September 30, 2012, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2012 plan year, and is not expecting to make a contribution for the related plan year.

9.      Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending September 30,	Amount

2013	$3,682,000
2014	2,679,000
2015	2,034,000
2016	1,728,000
2017	1,244,000
Thereafter	2,587,000
$13,954,000

Other commitments and contingencies As of September 30, 2012, other commitments and contingencies are summarized in the below table:

Employment agreement with severance commitment contingencies	$163,000

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012		December 31, 2011
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$4,881,745	$4,881,745	N/A	N/A

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

Seq. Page 12

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of September 30, 2012, the carrying value of the Company’s investment was $0.

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

Following the expiration of the Interest Rate Swap Agreement, the Company’s interest rate adjusted to 2.5% (225 basis points above the one month Libor rate (.25% on September 30, 2012 and December 31, 2011).  As part of the terms and conditions of the Cortlandt Mortgage, the Company has the option to enter into a new Interest Rate Swap Agreement throughout the term of the loan.  Based on the current economic environment the Company has not entered into a new Interest Rate Swap Agreement.

13. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income as of September 30, 2012 and December 31, 2011 was $349,418 and $292,031, respectively. The balances were comprised of the following:

	September 30, 2012	December 31, 2011
Unrecorded gain on investments	$57,387	$-
Unrecorded income on pension	292,031	292,031
Accumulated other comprehensive income	$349,418	$292,031

14. Condemnation:

In early July, the Company received $167,530,657 from the State of New York (the “State”) in payment of the judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest.

Seq. Page 13

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

The original advance payment of $26,315,000 was successfully reinvested in like-kind property under Section 1033 of the Internal Revenue Code, thereby deferring income tax on the related gain.  In accordance with Section 1033, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes.  If the Company replaces the condemned property with like-kind property by April 30, 2014 (or such extended period if requested and approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of.

15.      Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

16.      Subsequent Events:

The Company is in the process of evaluating the impact of Hurricane Sandy on its real estate holdings and fourth quarter financial results.  Currently, the Company cannot conclude on the probable and or estimable impact if any, on its real estate holdings or its results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2012.

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

As of September 30, 2012, the Company had 100% ownership, directly or indirectly, in three medical office parks, comprising an aggregate of approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 128,000 rentable square feet.  In addition, the Company has approximately 68 acres of property located in St. James, New York, approximately 10 of which are utilized by the industrial park and the balance remains undeveloped.  Furthermore, the Company has an estimated 9.32% limited partnership in a limited partnership which owns an undeveloped Florida property called “the Grove Property”.

With the exception of the receipt of the condemnation proceeds, our revenues and cash flows are generated predominantly from property rent receipts.  Growth in revenues and cash flows has been and remains directly correlated to our ability to (1) re-lease suites that are vacant or may become vacant at favorable rates and (2) successfully complete the liquidity events in our strategic plan and / or the reinvestment under Section 1033 of the condemnation proceeds.

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

The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to  negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through early 2012 have emerged, it is not possible for us to quantify the timing and impact of the recovery on our future financial results.  The length and depth of the economic recession combined with the slow economic recovery has continued to negatively impact the real estate industry. Additionally, the Company stated in its 2010 through 2012 periodic filings that it believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their very nature, expire over time resulting in the vacancy impact of an economic slowdown occurring over a similar period of time as tenants cannot reduce their space demands until their leases expire.  The continuation of negative absorption rates into the first quarter in many regions across the country, including Long Island, continue to confirm the impact of the economic volatility.

Fiscal Cliff:  Under current legislation, beginning January 1, 2013, there will be a combination of an increase in tax rates and a significant reduction in government spending,  often referred to as the pending fiscal cliff.  The fiscal cliff may impact  entitlement programs (i.e. Medicare, Medicaid) that may indirectly impact our medical office properties.  Furthermore, such  reductions combined with potential reductions in funding to the State University at Stony Brook and  public funding related projects or businesses that  may impact the tenants at our industrial park, which include Stony Brook University.

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

As of September 30, 2012, the average effective rental revenue per square foot adjusted for tenant improvements was $19.33 compared to $20.22 on December 31, 2011.  The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

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

Following the receipt of the condemnation proceeds in early July, the Board of Directors established a committee to pursue strategic alternatives, including managing the process of selecting legal and financial advisors and making recommendations to the Board of Directors.  As part of the process, on August 10, 2012 the Company retained Skadden, Arps, Slate, Meagher & Flom, LLP and on August 23, 2012 the Company retained Rothschild Inc. as financial advisors.

Seq. Page 15

Third Quarter 2012 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended September 30, 2012.

Investments – The Company received principal distributions during the third quarter of approximately $341,000 from its first quarter investment of $5.4 million in conforming agency fixed rate mortgage pass through securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The portfolio is currently generating a yield of approximately 2%.

Leasing – During the three months ended September 30, 2012, the Company executed 4 lease renewals encompassing approximately 3,000 square feet, and approximately $54,000 in annual revenue.  In addition, the Company entered into 5 new leases encompassing approximately 12,000 square feet and $150,000 in annual revenue.  The increase in revenue from its new leases and contractual annual increases was offset by 1 lease termination encompassing approximately 3,000 square feet and approximately $79,000 in annual revenue. The Company generated a decrease in net deferred revenue of approximately $32,000.

The new leases and lease extensions signed during the third quarter included tenant improvement allowances which the Company estimates at a cost of approximately $5,000, and approximately $20,000 of rent abatements.  There were lease commissions incurred  by the Company during the third quarter of approximately $34,000 affiliated with total lease commitment revenues over the term of the respected leases of $1,422,050.

The continued economic volatility for small businesses and medical practitioners have impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives.  During 2011 through September 2012, medical office parks and industrial parks experienced degradation in both rental rates and occupancy.  Rental revenues were $1,059,576 and $1,101,161 for the three months ended September 30, 2012, and June  30, 2012, respectively, a quarter over quarter decrease of $41,585.  Although the Company successfully reduced the quarterly rate of degradation to $41,585 compared to the second quarter reduction of $86,106, the continued, albiet slower degradation in revenue  is a reflection of the continuing challenges to maintain both rental rates and occupancy during the slow economic recovery.

Re-tenanting vacant space, renewing tenants, and transitioning tenants to longer term leases has resulted in total lease commitments as of September 30, 2012 and June 30, 2012 of $13,954,000 and $13,847,000, respectively, an increase of $106,000.  During the third  quarter the Company did not offer significant tenant improvements to attract new tenants.  However, if the challenges on reletting space continues, the Company may offer tenant improvements in exchange for signing long term lease commitments.

Condemnation lawsuit – In early July, the Company received $167,530,657 from the State of New York (the “State”) in payment of the Judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest.

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

The Company recorded the income of $167,425,729 less condemnation costs incurred in its financial statements for the quarter ended June 30, 2012, including the interest through June 30, 2012.  As a result of the payment being received in early July, the interest of $104,928 for the first three days in July was reflected in the financial statements for the third quarter ending September 30, 2012.

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

Seq. Page 16

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes.  In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality.   On a regular basis, we evaluate our assumptions, judgments and estimates.    However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.  We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

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

Seq. Page 17

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

The Company’s investment in the Grove is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income.

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

Recent Development

As disclosed by the Company in its Current Report on Form 8-K filed on July 30, 2012 with the Securities and Exchange Commission, the Company received written notice on July 25, 2012 of the retirement of Stephen V. Maroney from his positions as the Company’s President and Chief Executive Officer and as a director, effective August 16, 2012.  In the notice, Mr. Maroney indicated that his retirement was a personal decision, which he had delayed in order to oversee the management of the Company’s condemnation litigation.  In light of the Company’s successful resolution of its condemnation litigation, Mr. Maroney determined that he no longer had reason to postpone his plans to retire.  Mr. Maroney has served as President and Chief Executive Officer since 1999.  On August 17, 2012, the Company’s Board of Directors appointed Gary Fitlin, its current Chief Financial Officer and Treasurer as Interim President and Chief Executive Officer while the Company continues its search for a new Chief Executive Officer, which the Board expects to complete as soon as possible.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared with the Three Months Ended September 30, 2011.

Rental revenues are comprised solely of rental income and amounted to $1,059,576 and $1,224,553 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $164,977 or 13%.  The Flowerfield Industrial Park, Port Jefferson Professional Park, Cortlandt Manor Medical Center and Fairfax Medical Center all experienced a decrease in revenue; amounting to $9,118, $51,774, $84,107, and $19,978, respectively.  The reduction in revenue at the Flowerfield Industrial Park was primarily related to one tenant which defaulted on its lease.  The tenant was evicted as of June 30, 2012 and the Company has a judgment in the amount of $136,000. Revenue from the judgment will not be recorded until received.  The net decrease at the Cortlandt Manor Medical Center was related to a drop in occupancy compared to the prior period due to two terminations representing approximately 9,000 rentable square feet, half of which was retenanted by early October 2012.  The Port Jefferson Professional Park’s decrease was primarily related to one tenant which did not renew its lease in the fourth quarter of 2011 and a second tenant which did not renew its lease in June 2012, collectively representing approximately 7,000 square feet and $40,000 in revenue for the quarter.  The net decrease at the Fairfax Medical Center was primarily related to various net terminations increasing the vacancy rate by 6,500 square feet over the comparable prior period.

Seq. Page 18

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $137,037 and $152,222 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $15,185 or approximately 10%.  The reduction in tenant reimbursements was primarily related to net terminations across the real estate portfolio.

Rental expenses for the three months ended September 30, 2012 and 2011 were $582,901 and $562,898, respectively, an increase of $20,003 or 4%.  Approximately $25,000 of the increase was due to maintenance expenses, partially offset by an approximate $4,000 reduction in management fees.  The increase in maintenance expenses were incurred as part of a plan to reposition the real estate to maximize both occupancy rates and resale value.

General and administrative expenses for the three months ended September 30, 2012 and 2011 were $779,563 and $436,088, respectively, an increase of $343,475 or 79%.  The major contributing factor to the increase was approximately $300,000 of advisory fees incurred to explore strategic alternatives encompassing one or more tax efficient liquidity events,  and an increase in compensation and benefits of approximately $24,000.  Approximately $15,000 of increased compensation was the result of non recurring payments to the former Chief Executive Officer and approximately $9,000 of the compensation and benefit increase was a non-cash charge directly related to the Company’s pension plan.

Depreciation expense for the three months ended September 30, 2012 and 2011 was $225,229 and $208,126, respectively, an increase of $17,103 or 8%.  The increase is mainly attributable to the 2011 renovations in the developed property portfolio.

Interest income, not including condemnation related interest, was $22,514 and $398 for the three months ended September 30, 2012 and 2011, respectively.  The increase in interest income is mainly attributable to the purchase of mortgage-backed securities during February and March of 2012.

Interest expense for the three months ended September 30, 2012 and 2011 was $251,305 and $305,680, respectively, a decrease of $54,375 or 18%.  The decrease was attributable primarily to the expiration of the Swap on the Cortlandt Manor mortgage which locked in the rate at 5.66%.  Following the expiration of the Swap, the rate adjusted down to Libor plus 225 basis points or approximately 2.5%.  In addition, the Company renegotiated the rate on the Port Jefferson mortgage effective March 1, 2012, reducing the rate over the next 5 years from 6% to 5%.

The Company is reporting a net loss before Condemnation Proceeds and Provision for Income Taxes for the three months ended September 30, 2012, and 2011 of $619,871 and $135,619, respectively primarily due to the impact of the items discussed above.

The expense from condemnation proceeds was  approximately $17,839 and $17,299 during the three months ended September 30, 2012, and 2011, respectively.

Interest income on condemnation proceeds of $104,928 reflects the interest earned during the third quarter following the Company’s successful conclusion of its condemnation case for just compensation. The interest was received in early July 2012.

There was no provision or benefit for income tax for the three months ended September  30, 2012 and 2011.

The Company is reporting a net loss of $532,782 and $152,918 for the three months ended September 30, 2012 and 2011, respectively, primarily due to the impact of the items discussed above.

Nine Months Ended September 30, 2012 compared with the Nine Months Ended September 30, 2011.

Rental revenues are comprised solely of rental income and amounted to $3,348,005 and $3,691,533 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $343,528 or 9%.  The Flowerfield Industrial Park, Cortlandt Manor Medical Center, Port Jefferson Professional Park and Fairfax Medical Center, all experienced a decrease in revenue; amounting to $41,432, $140,145, $121,015 and $40,936, respectively.  The reduction in revenue at the Flowerfield Industrial Park was primarily related to one tenant who defaulted on the lease.  The tenant was evicted as of June 30, 2012 and the Company has a Judgment in the amount of $136,000. Revenue from the Judgment will not be recorded until received.  The reduction in revenue at the Cortlandt Manor Medical Center was primarily related to a drop in occupancy compared to the prior period due to two terminations.  The Port Jefferson Professional Park’s decrease was primarily related to one tenant which did not renew its lease in the fourth quarter of 2011 and a second tenant which did not renew its lease in June 2012, collectively representing approximately 7,000 square feet and $120,000 in revenue for the quarter.

Seq. Page 19

The reduction in revenue at the Fairfax Medical Center was primarily related to one tenant exercising an early termination option during the first quarter of 2011.  The option included a fee of $22,000 which was equivalent to one year’s rent with the balance comprised of 1 net termination representing 5,138 square feet.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of, or for the benefit of, the tenants.  Tenant reimbursements were $429,688 and $456,936 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $27,248 or 6%.  The reduction in tenant reimbursements was primarily related to terminations.

Rental expenses for the nine months ended September 30, 2012 and 2011 were $1,733,083 and $1,777,307, respectively, a decrease of $44,224 or 2%.  The Company reduced maintenance expenses by approximately $13,000.  Additionally, approximately $12,000 of the decrease was due to the Company successfully reducing the real estate taxes for the Port Jefferson Medical Center by $25,000 which was partially offset by net escalating real estate taxes at the remaining properties of approximately $13,000.  The remaining difference is primarily related to a net reduction in the lease commission amortization expenses of $16,000 as a result of a prior year write-off of commissions related to an early termination at the Fairfax Medical Center and lower management fees of $12,000 primarily due to lower revenues.   The Company successfully offset over 50% of the escalating insurance costs of approximately $17,000 with lower utility costs of $10,000.

General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $1,731,825 and $1,343,816, respectively, an increase of $388,009 or 29%.  The major contributing factors to the increase were approximately $300,000 of legal and financial advisory expenses incurred to explore strategic alternatives encompassing one or more tax efficient liquidity events,  and an increase in compensation and benefits of approximately $66,000.  Approximately $28,000 of the compensation and benefit increase was a non-cash charge directly related to the Company’s pension plan and approximately $24,000 resulted from non-recurring compensation expenses paid to the former chief executive officer.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $672,985 and $616,936, respectively, an increase of $56,049 or 9%.  The increase is mainly attributable to the 2011 renovations in the developed property portfolio.

Interest income, not including condemnation related interest, was $64,292 and $541 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in interest income is mainly attributable to the purchase of mortgage-backed securities during February and March of 2012 which earned approximately 2%.

Interest expense for the nine months ended September 30, 2012 and 2011 was $764,322 and $918,763, respectively, a decrease of $154,441 or 17%.  The decrease was attributable primarily to the expiration of the Swap on the Cortlandt Manor mortgage which locked in the rate at 5.66%.  Following the expiration of the Swap, the rate adjusted down to Libor plus 225 basis points or approximately 2.5%.  In addition, the Company renegotiated the rate on the Port Jefferson mortgage effective March 1, 2012, reducing the rate over the next 5 years from 6% to 5%.

The Company is reporting a net loss before Condemnation Proceeds and Provision for Income Taxes for the nine months ended September 30, 2012, and 2011 of $1,060,250 and $507,812 primarily due to the impact of the items discussed above.

The income (expense) from condemnation proceeds was $100,030,852 and $(238,990) for the nine months ended September 30, 2012 and 2011, respectively, an increase of $100,269,842.  The Company successfully concluded its condemnation case during the second quarter resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1,474,941.  The Company incurred approximately $129,000 and $239,000 in condemnation costs during the nine months ended September 30, 2012, and 2011, respectively.

Interest income on condemnation proceeds of $67,370,716 resulted from the Company’s successful conclusion of its condemnation case for just compensation. The interest was received in early July 2012.

The provision for income tax for the nine months ended September 30, 2012 was $61,649,000.  There was no provision or benefit for income tax for the nine months ended September 30, 2011.

The Company is reporting a net income (loss) of $104,692,318 and $(746,802) for the nine months ended September 30, 2012 and 2011, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  We believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.  Furthermore, following the collection of the condemnation proceeds, management implemented a strategic shift to balancing the management of FFO with prioritizing the exploration of strategic alternatives which will result in additional advisory fees in excess of $100,000 per month.

Seq. Page 20

We generally finance our operations and acquisitions through a combination of cash on hand and debt.

As of September 30, 2012, the Company had cash and cash equivalents, totaling approximately $171.9 million and investments in U.S. guaranteed mortgage-backed securities of approximately $4.9 million.  The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations, the debt amortization of our long term mortgages over the next twelve months and expenses associated with creating one or more liquidity events in accordance with our strategic plan.  In addition to these ongoing requirements, the fiscal cliff, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses, and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results.  Prior to the receipt of the condemnation proceeds and to address these risks and challenges, during 2011 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights were exercised) of $9,210,000 or $10,210,000 if an over-allotment option was exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares being issued, and net proceeds (after expenses) raised of $9,961,476.

As of September 30, 2012, approximately $4.8 million is invested in mortgage-backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).

Net cash provided by (used in) operating activities was $167,198,861 and $(15,747) during the nine months ended September 30, 2012 and 2011, respectively. The primary factor impacting cashflow provided by operations in the current period was the conclusion of the condemnation litigation.  The Company concluded its condemnation litigation in June 2012 and the State remitted payment of $167,530,657 in early July including interest, all of which was recorded in 2012.  The cash used in operating activities in the prior period was primarily related to condemnation costs of $238,990 and a reduction in accounts payable of $90,007.

Net cash used in investing activities was $5,217,462 and $882,055 during the nine months ended September 30, 2012 and 2011, respectively. Cash used in investing activities in the current period was primarily attributable to the purchases of securities of approximately $4.8 million net of principal distributions.  The securities are currently generating a yield of approximately 2%.  Cash used in investing activities in the prior period was primarily due to property taxes on our undeveloped land, tenant improvements of approximately $177,000, most of which was contracted for in 2010, and approximately $385,000 to rebuild and expand the parking lot at Cortlandt Medical Center which had a 100% occupancy rate.

Net cash (used in) provided by financing activities was $(457,501) and $9,787,414 during the nine months ended September 30, 2012 and 2011, respectively.  The cash used in financing activities in the current period was primarily comprised of scheduled principal payments on the Company’s debt service obligations.  The cash provided by financing activities in the prior period was primarily comprised of the net capital raised in the Rights Offering of $9,987,476 offset by scheduled principal payments on the Company's debt service obligations of $439,562.

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

The economic climate continues to negatively impact the volume and pricing of real estate transactions  which may have recently been exacerbated by concerns over the fiscal cliff.  Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.  While the Company has been successful maintaining its effective rental rates, its occupancy and revenue commitments have been decreasing which the Company attributes mainly to the challenges of renewing tenants into multi-year leases in the face of an economy that is volatile supplemented by the challenges of attracting new tenants.  The Company has recently implemented steps to enhance the real estate portfolio through capital improvements, cosmetic improvements and in certain cases, the offering of tenant improvements, rent abatements or other incentives which, if successful,  will improve both resale value and funds from operations.

Seq. Page 21

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the “Grove”, which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents an estimated 9.32% interest in the Grove.  The Company is accounting for the investment under the equity method.  As of September 30, 2012, the carrying value of the Company’s investment was $0.  The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Gyrodyne Company of America, Inc. v. The State of New York

In early July, the Company received $167,530,657 from the State of New York (the “State”) in payment of the judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest.

Seq. Page 22

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

The Company recorded income of $167,425,729 including interest through June 30, 2012 in the quarter ended June 30, 2012 and  recorded the balance of the interest earned through July 3, 2012 of $104,928 in the financial statements for the third quarter ended September 30, 2012.

In addition, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers the aggregate loss, if any, will not be material to the Company’s financial statements.

Items 1A through 5 are not applicable to the Company in the three months ended September 30, 2012.

Item 6. Exhibits.
3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2	Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Rothschild Engagement Agreement. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer. (5)

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1) Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

Seq. Page 23

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: November 14, 2012	/s/ Gary Fitlin
By Gary Fitlin
Interim President and Chief Executive Officer Chief Financial Officer and Treasurer

Seq. Page 24

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2	Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Rothschild Engagement Agreement. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer. (5)

32.1	CEO/CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

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