Form 10-K
period 2012-12-31
GYRODYNE CO OF AMERICA INC
filed 2013-03-18
CIK 44689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                             to                                            .

Commission file number  0-1684

GYRODYNE COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-1688021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 FLOWERFIELD, SUITE 24, ST. JAMES, NY	11780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (631) 584-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Shares of beneficial interests, par value $1.00, classified as Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2012 was $91,909,127. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 15, 2013, 1,482,680 shares of the Registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

Introduction:

When we use the terms “Gyrodyne”, the “Company”, “we”, “us” and “our”, we mean Gyrodyne Company of America, Inc. and all entities owned by us including non–consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

All references to 2012, 2011 and 2010 refer to our fiscal years ended or the dates, as the context requires, December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

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

As of December 31, 2012, the Company has 100% ownership in two medical office parks comprising 91,796 rentable square feet, ten of fourteen buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 128,586 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which owns an undeveloped Florida property, the “Grove Property”.

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

Competition among industrial and medical office rental properties on Long Island, Cortlandt Manor, New York and Fairfax, Virginia is intense.  Furthermore, the Company also competes in the development of industrial, medical office and residential property where the competition is equally intense.  Numerous commercial property owners compete with the Company in attracting tenants. Many are substantially larger than the Company.

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

Current International Political Uncertainty

The current economic uncertainty in Europe and the continued political unrest in the Middle East are affecting our business.  The uncertainty has resulted in higher commodity prices which directly result in higher oil, gas and other utility costs, all of which represent a material portion of our overall property operating expenses.  Consequently, our Funds from Operations (See MD&A for definition) and margins could be adversely affected, if we are unable to pass the increases on to our tenants.

Global Credit and Financial Crisis

Our business may be affected by the market for medical office, residential and industrial properties as well as the general financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result of the economic downturn that began in the second half of 2007, demand for medical office, industrial, retail space and undeveloped property declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities lessened compared to the period prior to the current economic downturn and capitalization rates rose. As a result, the cost and availability of credit was, and may in down markets be, adversely affected by illiquid credit markets and wider credit spreads. Economic weakness and uncertainty, inclusive of concern on the stability of the markets generally and the strength of counterparties specifically has led, and may lead, many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our ability to access debt markets to satisfy 100% of the reinvestment of the condemnation proceeds.  Additionally, this could affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in Westchester and Suffolk Counties in New York and Fairfax County in Virginia. Our current operating portfolio is primarily of medical office and industrial buildings comprising approximately 260,000 rentable square feet, (as compared to a larger and more diversified real estate portfolio).  If negative economic conditions persist or deteriorate, then our results of operations, financial condition and ability to attract debt, and pay dividends to our stockholders may be adversely affected.

The Company’s business could also be adversely impacted by the recent automatic cuts in Federal spending.  The American Taxpayer Relief Act (ATRA) of 2012, referred to generally as the fiscal cliff deal, delayed until March 1, 2013, the automatic spending cuts of nearly $1 trillion over the next 10 years (commonly known as “sequestration”) that were included under the Budget Control Act of 2011.  These spending cuts include a 2% cut to Medicare providers and suppliers.  Medicaid is exempt from these cuts.  Cuts to Medicare reimbursement could have an adverse effect on our tenants’ results of operations and financial condition.  The economic impact of the sequester in the US is the subject of much debate and is not yet known.  The Company maintains a medical building in Fairfax Virginia which may be adversely affected by any sharp reduction in government spending and employment in the Washington DC area.  The short term and long term economic impact of the sequestration will not be known until the actual spending cuts are implemented and the economic impact of the changes in the budget and taxes are known.  Similar to the Health Care Legislation discussed in our 2011 10-K and reiterated below, it will take an extended number of years to understand the impact of any changes brought about from the sequester.

As a result, our business continues to be impacted by general economic, financial and industry conditions, including (1) obtaining financing to renovate or expand our current real estate holdings, (2) difficulty in consummating property acquisitions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

Health Care Industry:  In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”) were signed into law.  The complexities and ramifications of the Healthcare Legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.

The Health Care Legislation has affected medical office real estate due to the direct impact on its tenant base.  At this time, the full effects of the Healthcare Legislation and its impact on our business, our revenues and financial condition and those of our tenants are not yet known.  We believe that the Healthcare Legislation is causing medical professionals to review their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients, combining practices with other professionals as well as becoming hospital employees rather than continuing independent practices of medicine.  Our business is being impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty maintaining / raising rental rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces.

As of December 31, 2012, the average effective rental revenue per square foot adjusted for tenant improvements was $18.77 and is comprised of an average effective rental rate from the medical properties and industrial park of $23.84 and $13.98, respectively.  As of December 31, 2011, the average effective rental revenue per square foot adjusted for tenant improvements was $20.22 and was comprised of an average effective rental rate from the medical properties and industrial park of $25.98 and $14.01, respectively.  The Company defines the average effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

The above discussed risks from the Health care Legislation, global credit and financial crisis and automatic Federal spending cuts known as sequestration may adversely impact the average rental rate per square foot in 2013 compared to 2012.  The Company has approximately 28% of its leases, based on rent, up for renewal in 2013 compared to 33% in 2012.  During the first three quarters of 2012, the Company incurred lease terminations and rental rate degradation.  Late in the third quarter, the Company developed and implemented a new and more aggressive leasing strategy inclusive of rent abatements and incentives along with improvements to the common areas of its properties. The leasing activity in the fourth quarter and early 2013 indicate that the new leasing strategy is improving building occupancy.  Approximately 43% of the Company’s lease terminations were due to migration of tenants from our Cortlandt Medical Center to the neighboring hospital following the completion of a major hospital renovation and expansion.  The facility is now full and we believe the long term impact of the expanded and growing hospital will be beneficial to the Cortlandt Medical Center which is the closest professional medical center in the immediate vicinity of the hospital.  While the economy improved during 2011 and 2012, it may not be an accurate indicator of 2013.  General economic conditions and the ramifications of the United States Government sequester, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2012 and 2011. During 2012, the Company incurred brokerage commissions of approximately $34,500 on new leases and provided approximately $184,000 in tenant improvements.  Additionally, the Company provided approximately $31,000 of tenant concessions in the form of rent abatements in exchange for long-term lease commitments.  The Company believes any significant long-term leases signed in 2013 may be accompanied by tenant incentives and/or rent concessions that will meet or exceed those made in 2012.

Business Strategy

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events.  This strategy involves a balance between preserving capital and improving the market value of our real estate portfolio.  Our objectives are as follows:

•	actively managing our portfolio to improve our operating cash flow while simultaneously increasing the market values of the underlying operating properties;

•	pursuing the re-zoning effort of the Flowerfield property to maximize its value;

•	focusing use of capital to that which preserves or improves the market value of our real estate portfolio;

•	maximizing FFO and company adjusted FFO (“AFFO”);

•	diligently managing the strategic process being pursued with our financial advisors; and

•
diligently managing the tax exposure related to the condemnation proceeds which may include reinvestment of such proceeds in one or more acquisitions that meet the like-kind exchange requirements under Section 1033 of the Internal Revenue Code.

The Company paid a special dividend of $38.30 per share on December 14, 2012 to shareholders of record on December 1, 2012, which reflects a total distribution of $56,786,652.  The special dividend of $38.30 completes the first step of our strategic plan of effecting one or more tax efficient liquidity events that will maximize shareholder value.

We believe these objectives help us achieve our strategic objective in the long term and strengthen our business and enhance the value of our underlying real estate portfolio in the short term.

Following the receipt of the condemnation proceeds in early July 2012, the Board of Directors established a Board committee to pursue strategic alternatives, including managing the process of selecting legal and financial advisors and making recommendations to the Board of Directors.  As part of the process, on August 10, 2012 the Company retained Skadden, Arps, Slate, Meagher & Flom, LLP, as special strategic counsel and on August 23, 2012 the Company retained Rothschild Inc., as financial advisors.

Real Estate

Gyrodyne owns a 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James, New York.  Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. The Company currently has 128,586 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2012, there were 45 tenants, comprising 52 leases and 6 long-term tenants under month-to-month commitments.  The annual base rent at Flowerfield based on the rates in effect as of December 2012 is  $1,740,000 which included month-to-month annualized base rent of $72,000 on approximately 6,200 square feet.  The occupancy rate is 85% as of December 31, 2012.  The Flowerfield property is located in Smithtown Township.  Studies including environmental, archeological, ecological and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that it will not incur material costs in connection with compliance with environmental laws. During the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company had no material expenses related to environmental issues.

In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums.  The residential mix and total number of residential units could change prior to or upon approval by local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.  The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".  The costs associated with the ownership and development of the property through December 31, 2012 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,716,000. The Company cannot predict the outcome of the application.  The Company has an additional 5.2 acres bordering our industrial park that is currently zoned residential and is not part of the application for planned residential.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York. The buildings were acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 39,329 square feet of rentable space. As of December 31, 2012, there were 18 tenants, comprising 17 leases, and one long-term tenant under a month to month agreement.  The annual base rent based on the rates in effect as of December 2012 is  $769,000 which included month–to-month annualized base rent of $21,000 on approximately 800 square feet.  The occupancy rate was 76% as of December 31, 2012.  The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments.  The balance of the mortgage obligation was prepaid in full in January 2013. The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space on the date of acquisition. The purchase price was $7 million or $231 per square foot.  As of December 31, 2012, there were 13 tenants, comprising 13 leases, renting space with an annual base rent of approximately $653,000, based on the tenant base and rates in effect as of December 2012. The property was 79% occupied as of December 31, 2012.  Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000.  The balance of the mortgage loan was prepaid in full in December 2012.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.  Following certain capital improvements, the rentable square feet currently is 31,421 square feet.

On August 29, 2008, the Company acquired a 1,600 square foot house located on 1.43 acres at 1987 Crompond Road, Cortlandt Manor, New York.  The purchase price was $305,000.  The Company was able to take advantage of a distressed sale by the seller as the property is located directly across the street from the Hudson Valley Hospital Center and adjoins the Cortlandt Medical Center.  The property is zoned for medical office use by special permit and is potentially a future development site for expansion of the Cortlandt Medical Center.

On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax City, Virginia.  The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space at date of acquisition.  The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2012, there were 25 tenants, comprising 26 leases, renting space with an annual base rent of $1,240,000, based on the rates in effect as of December 2012. The occupancy rate as of December 31, 2012 was 79%.  Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000.  The property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property.  The balance of the mortgage loan was prepaid in full in December 2012.  Following certain capital improvements, the rentable square feet currently is 57,925 square feet.

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York. The property consists of approximately 2,500 square feet of rentable space on 1.6 acres.  The purchase price for the property was approximately $720,000.  This property is adjacent to the 1.43 acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly across Crompond Road from the Hudson Valley Hospital Center in addition to the 5.01 acre Cortlandt Medical Center site. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility, which was prepaid in full in December 2012.  The property was 100% occupied as of December 31, 2012 by two tenants with a total annual base rent of $35,400.

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

In November 2010, the Grove made an offering to its partners to invest additional funds in the partnership.  The offering had a minimum and maximum aggregate offering amount of $2 million and $3 million, respectively, and was due to expire on December 10, 2010.  In November 2010, after careful deliberation, the Company informed the Grove that it would not participate in the offering.  Subsequently, the Company was informed that the offering period would remain open until March 10, 2011.  The Company’s non-participation in the offering was expected to dilute its ownership interest to 8.98% from 9.99%, depending on the amount raised in the offering.  The Grove completed its offering on March 10, 2011 with a capital raise of $2 million.  The Company has not yet received the dilution impact or any other details following the close of the offering but estimates its new ownership interest was reduced to 9.32%.

The original limited partnership investment of $1.1 million, which was made in 1965, has since yielded distributions to Gyrodyne of approximately $5.5 million in the aggregate. Due to recurring losses of the Grove, the investment is carried on the books of the Company at $0 as a result of recording the Company’s pro-rata share of losses under the equity method of accounting.  In fiscal 2000, when the Company’s share of losses equaled the carrying value of the investment, the Company, pursuant to the equity method of accounting, no longer recorded the Company’s share of losses.   The Company recorded the tax expense and deferred tax liability related to the Company’s limited partnership interest in the tax losses of the Grove through December 31, 2010.

As previously mentioned, on March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to pursue development of the site while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove and is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.  The deferred tax liability represents taxable losses not yet recorded pursuant to the equity method of accounting.

Tax Status

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (REIT) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.  The Company received PLR-135927-10 (“PLR”), a Private Letter Ruling dated March 1, 2011 addressing the tax impact to REIT status of the condemnation proceeds.  The PLR ruling states the condemnation award will not be considered in determining whether the Company satisfies the REIT asset test under (i) Internal Revenue Code Section 856(c)(4) and (ii) under Section 856(c)(5)(J) the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether the Company satisfies the REIT gross income test under sections 856(c)(2) and 856(c)(3).

Competition

The rental properties owned by the Company are located in St. James, Port Jefferson Station, and Cortlandt Manor, New York and Fairfax City, Virginia.   The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants.  Principal factors of competition in the Company’s rental property business are:  the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market.  Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Internal Growth and Effective Asset Management

Tenant Relations and Lease Compliance – We strive to maintain strong contacts with our tenants in order to understand their current and future real estate rental and development needs.  We directly monitor each of our rental properties to ensure they are properly maintained and meet the needs of our tenants.

Extending Lease Maturities - We seek to extend leases in advance of expirations to achieve high occupancy levels.  Additionally, our renewal efforts focus on converting our leases to longer terms at each of our properties, to achieve a multitenant portfolio with a balanced rollover risk.

Financing Strategy

General – Our principal source of financing has been property specific debt to leverage specific acquisitions and for 2010 the utilization of the revolving line of credit (“Revolver”).  The Revolver was utilized to finance the 2010 acquisition of property in Cortlandt Manor New York, and support capital improvements and general working capital.  Following the Company’s receipt of condemnation proceeds in July 2012, the Company’s principal source of financing became cash on hand and cash flow from operations.

Financing – Historically, the Company financed its operations utilizing cash on hand, cash flow from operations and property specific debt. The economic uncertainty made it challenging to negotiate debt at acceptable terms during 2011.  As a result, during 2011, the Company raised capital through a sale of additional common stock – see Equity Financing.  The Company believes it is well capitalized and can establish debt facilities at favorable terms, if and when it pursues acquisitions to achieve the reinvestment of the condemnation proceeds under Section 1033.

Equity Financing – During 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with maximum gross proceeds of $9,210,000, or $10,210,000 if an over-allotment option was exercised.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305.  The Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy approximately 16% of the over-subscription requests, the maximum amount allowed under the registration statement. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares issued, and net proceeds (after expenses) raised of $9,961,476.  The proceeds were used for potential additional expenses in the condemnation litigation, pursuing development rights for the Flowerfield property, necessary capital improvements in our real estate portfolio and general working capital.

Environmental Matters

In connection with the conduct of our business, we may order a Phase 1 environmental report and, when necessary, a Phase 2 environmental report.  Based on a review of such reports, and our ongoing review of each of our properties, as of the date of this report, we are not aware of any environmental condition with respect to any of the properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations.   There can be no assurance that (i) changes in law, (ii) the conduct of tenants, (iii) activities related to properties in the surrounding area, (iv) contamination through the water table due to the low elevation and immediate proximity of the industrial park to the Long Island Sound or (v) the discovery of environmental conditions the extent or severity of which were unknown, will not expose us to material liability in the future.

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

In conjunction with the closing of the Company’s mortgage on the Flowerfield Industrial Park, the Company agreed with the bank to a $250,000 escrow account which would be released to the Company pending environmental testing results satisfactory to the bank.  During the third quarter of 2011, the escrow was released to the Company following the bank’s satisfaction with the environmental testing which resulted in no significant adverse findings.  The mortgage was prepaid in full in December 2012.

Insurance

The Company carries comprehensive liability, property, terrorism and umbrella insurance coverage which includes fire, flood, earthquakes and business interruption insurance and covers all of its properties. The Company annually reviews its policies with regard to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all of its properties are adequately insured.

Major Tenants

The three largest tenants by revenue as of December 31, 2012 consist of a state agency located in the Flowerfield industrial park, another tenant in the Flowerfield industrial park and a medical tenant in the Fairfax Medical Center.

For the year ended December 31, 2012, rental income from the three largest tenants represented approximately 11%, 5% and 5% of total rental income.  For the year ended December 31, 2011 and 2010, rental income from the three largest tenants represented approximately 8%, 4% and 4% of total rental income.

The current economic challenges facing State and local budgets may impact 2 of the 3 largest tenants.  Both of these tenants have multiple leases, some of which are up for renewal during 2013.  Both of these tenants have been long-term tenants of the industrial park and the Company is optimistic on the renewal prospects. However, there can be no assurance that those leases will renew for the same square footage, at favorable rates, if at all.

 Fiscal year 2012 Transaction Summary:
The following summarizes our significant transactions and other activity during the year ended December 31, 2012.

Debt Financing:
During  January 2012, the Company modified the interest rate on its loan secured by ten buildings in the Port Jefferson Professional Park from an interest rate of 5.75% to 5%.  All other terms of the mortgage remained unchanged.

During December 2012 and January 2013 the Company prepaid the entire outstanding balance of its mortgage loans as follows:

PROPERTY RELATED MORTGAGE	MORTGAGE BALANCE	PREPAYMENT PENALTY	TOTAL
Cortlandt Medical Center	$4,340,000	$0	$4,340,000
Fairfax Medical Center	7,431,291	133,401	7,564,692
Port Jefferson Professional Park	* 5,013,415	* 200,129	* 5,213,544
Flowerfield Industrial Park	3,777,900	0	3,777,900
Total	$20,562,606	$333,530	$20,896,136
*In January 2013, the Company prepaid the balance of the mortgage obligation on the Port Jefferson Professional Park and the related prepayment penalties.  Each of the other mortgages were prepaid in full including penalties in late 2012.

In addition to the above, the Company wrote off capitalized loan origination fees of $56,482, $45,365 and $150,957 on the Cortlandt Medical Center, Fairfax Medical Center and Flowerfield Industrial Park mortgages, respectively, in 2012.  The write off of the capitalized loan origination fees of $40,222 associated with the prepayment of the Port Jefferson Professional Park mortgage occurred in January 2013.The Interest Rate Swap Agreement on the Cortlandt Medical Center mortgage, fixing the rate at 5.66%, expired in November 2011.  Following the expiration of the Interest Rate Swap agreement, the Cortlandt Medical Center mortgage became variable and floating based on the one month Libor rate plus 225 basis points which equated to approximately 2.5% during 2012.

The Company forecasts an annual savings on interest expense of approximately $1.0 million in 2013, which will exceed the costs incurred from prepaying the loans.

Leasing Activity
New Leases and Renewals:

During 2012, the Company signed 11 new leases at an average rate per square foot of $14.56, which were offset by 15 terminations comprised at an average rate per square foot of $24.74.  The net impact was a reduction of annual lease commitments and rented square footage of $512,600 and 11,700 sft, respectively.

Medical Parks – During 2012, we entered into eight new leases and lease expansions in our medical parks encompassing approximately 9,000 square feet, $192,000 in annual rent and total lease commitments over the term of such leases of approximately $1,032,000.  We also renewed fourteen leases comprising approximately 22,000 square feet, $501,000 in annual revenues and total lease commitments of approximately $1,753,000.

Industrial Park – During 2012, we entered into seven new leases and lease expansions in the Flowerfield industrial park encompassing approximately 14,000 square feet and $157,000 in annual revenue and total lease commitments of approximately $747,000.  The Company’s industrial park continues to meet the growing demands of the market place as demonstrated by existing tenants who expanded their leased square footage by approximately 1,100 square feet and annual revenue of $26,000.  Additionally, we entered into twenty-three renewals in the industrial park during 2012 comprising approximately 35,000 square feet and annual revenues of $456,000 and total lease commitments over the term of the lease of $811,000.

Lease Terminations/Defaults - We aggressively negotiate renewals to ensure we maximize the revenue stream and market value of our properties.  There were ten lease terminations in our medical parks comprising approximately 22,000 square feet and $671,000 in annual revenues.  Additionally, our industrial park experienced five lease terminations comprising approximately 11,600 square feet and $160,000 of annual revenue.

There were no defaults during 2012 in the medical parks.  There were no new defaults in the industrial park and the Company concluded the eviction of a tenant who began defaulting under their lease in a prior year.  There was no associated bad debt expense and the Company received a judgment in the amount of $136,000 for past rent and legal fees which the Company will not recognize until paid.

Condemnation Lawsuit

In early July 2012, the Company received $167,530,657 from the State of New York (the “State”) in payment of the Judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest.  Following notification from the State, the Company returned $29,000 due to an error in the original interest calculation and remittance prepared and paid by New York State.

The $167.5 million payment brought to a successful resolution the Company’s case for just compensation, commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the “Property”) taken by the State.  The State had paid the Company $26,315,000 for the Property at the time of the taking, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.  The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment.  That judgment, as well as a related judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and the New York State Court of Appeals.

The Company recorded the income of $167,501,657 and the condemnation costs incurred in its 2012 financial statements, including the interest through date of payment.

Taxes

The Company received PLR-135927-10 (“PLR”), a Private Letter Ruling dated March 1, 2011 addressing the tax impact to REIT status of the condemnation proceeds.  The PLR ruling states the condemnation claim will not be considered in determining whether the Company satisfies the REIT asset test under Internal Revenue Code Section 856(c)(4) and (i) under Section 856(c)(5)(J) the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether the Company satisfies the REIT gross income test under sections 856(c)(2) and 856(c)(3). The Company believes the ruling supports its long term ability to maintain its REIT status including the impact from the resolution of the condemnation case.

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

At December 31, 2012, the Company recorded deferred income tax expense of $61,649,000, which includes a federal net build-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds related to the converted Flowerfield property pursuant to Internal Revenue Code Section 1374. This Section assesses a corporate level tax, measured at the time the Company converted to a REIT, on the built-in-gain on the Flowerfield property at the time of conversion. The remaining expense relates to a corporate level income tax on the undistributed profits of the Company.

Subsequent Events

Frederick C. Braun III was appointed to the position of President and CEO by the Gyrodyne Board of Directors effective February 25, 2013.  Gary Fitlin, the Company’s Interim President and Chief Executive Officer is remaining with the Company under his role since 2009 as Chief Financial Officer and Treasurer.

Leasing Activity

Subsequent to December 31, 2012 the Company signed seven lease extensions, one expansion and one tenant down-size comprising approximately 9,300 square feet and $118,200 in annual revenue. Additionally, the Company signed two new leases comprising approximately 2,350 square feet and $26,000 in annual revenue.

As of March 7, 2013, the Company has not experienced any lease terminations for the year ended December 31, 2013.

Financing

In January 2013, the Company prepaid the balance of the mortgage obligation on the Port Jefferson Professional Park and the related prepayment penalties of $5,013,415 and $200,129, respectively.

Strategic Alternatives

Following the receipt of the condemnation proceeds in early July 2012, the Board of Directors established a committee to pursue strategic alternatives, including managing the process of selecting legal and financial advisors and making Committee recommendations to the Board of Directors.  As part of the process, on August 10, 2012 the Company retained Skadden, Arps, Slate, Meagher & Flom, LLP as special strategic counsel and on August 23, 2012 the Company retained Rothschild Inc. as its financial advisor.  The Company amended the agreement with Rothschild on January 31, 2013, modifying the monthly advisory fees from $100,000 to $50,000 for February and an optional $50,000 for March 2013, payable solely at the Company’s discretion, with no further monthly retainer fees payable thereafter.  Except for the reduction in monthly advisory fees as described above, the agreement remains in full force and effect and Rothschild continues to serve as the Company’s financial advisor to help the Company and its Board of Directors maximize shareholder value.  Strategic alternative expenses incurred for the year ended December 31, 2012 were $1,013,043.

Other

Employees - As of December 31, 2012 we had 11 employees, 8 of which are full time.  The Company restructured its operations in the first quarter of 2013 and as of March 15, 2013, has 7 employees, 1 of which is part time.

Industry Segments - We operate primarily in one segment, investment in multitenanted industrial and medical office buildings and the development of industrial and residential properties.

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

Our Investor Relations department can be contacted at One Flowerfield, Suite 24, St. James, New York 11780, ATTN: Investor Relations or by  Telephone: 631-584-5400.

Principal Executive Offices – Our principal executive office is located at One Flowerfield, Suite 24, St James, New York 11780.  Our telephone number is 631-584-5400.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has 128,586 square feet of rental space and has 45 tenants. The Company also owns ten buildings in a medical office park located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has 39,329 square feet of rental space and 18 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property currently has 33,871 square feet of rental space and 15 tenants.  On March 31, 2009, the Company expanded outside New York State with the acquisition of the Fairfax Medical Center, an attached two building medical complex in Fairfax City, Virginia.  The property consists of 57,925 square feet and has 25 tenants.

The land at all locations is carried on the Company's balance sheet at cost in the amount of $5,721,559 while the buildings and improvements are carried at a depreciated cost of $27,253,518.  Additionally, the Company carries the land development costs related to the post 2005 Flowerfield age restricted residential development plan on the balance sheet at cost in the amount of $1,715,846.    During 2012, 2011 and 2010, land development costs incurred were approximately $108,000, $125,000 and $116,000, respectively, most of which reflects capitalized real estate taxes.

The average age of the Flowerfield buildings is approximately 53 years while the Port Jefferson Station buildings have an average age of 39 years, the Cortlandt Manor buildings have an average age of 23 years and the average age of the Fairfax Virginia buildings is approximately 40 years.  All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, plumbing and elevators is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 66 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling.  In the ten buildings located in Port Jefferson Station, the rental unit sizes range from 384 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center in Cortlandt Manor, the rental size units range from 1,123 to 4,358 square feet and are conducive to medical offices consisting primarily of medical professionals.  In the two buildings located in the Fairfax Medial Center in Fairfax City, Virginia, the rental size units range from 489 to 5,934 square feet and are conducive to medical offices consisting primarily of medical professionals.

The Company currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2012 for each of the Company’s properties:

Property	Rentable Square Feet	Percent Leased	Annual Base Rent	Annual Base Rent Per Leased SQ. FT.	Number Of Tenants	Number Of Tenants Who Occupy 10% Or More Of Rentable Sq. Ft.
Flowerfield Industrial Park	128,586	85%	$1,740,000	$15.97	45	1
Port Jefferson Professional Park	39,329	76%	$769,000	$25.81	18	2
Cortlandt Medical Center*	33,871	80%	$688,000	$25.33	15	2
Fairfax Medical Center	57,925	79%	$1,240,000	$26.96	25	1
All Locations	259,711	82%	$4,437,000	$20.94	103	0
*Includes additional building purchased in 2010

The following table sets forth the Company’s scheduled lease expirations as of December 31, 2012:

Fiscal Year End	Number of Leases Expiring	Square Feet Expiring	Total Annual Rent	% of Gross Annual Rental Revenues Represented By Such Leases
2013	44	60,000	$1,220,950	28.21%
2014	25	46,000	1,023,105	23.63%
2015	12	22,000	410,019	9.47%
2016	10	24,000	521,207	12.04%
2017	7	12,000	321,708	7.43%
Thereafter	11	39,000	831,853	19.22%

The Company’s properties are located in the hamlet of St. James, Port Jefferson Station and Cortlandt Manor, New York and Fairfax City, Virginia. The Company has filed an application for a zoning change from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential on approximately 62.4 acres in St. James, New York. The Company has an additional 5.2 acres bordering the industrial park that is currently zoned residential and is not part of the application for planned residential.

Item 3. Legal Proceedings

Gyrodyne Company of America, Inc. v. The State of New York

In early July 2012, the Company received $167,530,657 from the State of New York (the “State”) in payment of the judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,941 for the Company’s costs, disbursements and expenses, and $67,370,716 in interest.  Subsequent to receiving the payment the Company was notified by the State of  a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State of New York.

The $167.5 million payment brings to a successful resolution the Company’s case commenced in 2006 for just compensation commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the “Property”) taken by the State.  The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.  The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment.  That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

The Company recorded income of $167,425,729 including interest through June 30, 2012 in the quarter then ended and recorded the balance of the interest earned through July 3, 2012 of $104,928 in the financial statements for the third quarter ended September 30, 2012.

Following notification from the State, the Company returned $29,000 due to an error in the original interest calculation prepared by New York State.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The Company's Common Stock, $1.00 par value per share (symbol: "GYRO") is traded in the NASDAQ Capital Market. Since June 10, 1948, the NASDAQ Capital Market has been the principal market in which the Company’s stock is publicly traded. Set forth below are the high and low sales prices for the Company’s stock for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2011	Low	High
March 31, 2011	$69.75	$82.94
June 30, 2011	$63.52	$76.34
September 30, 2011	$52.03	$70.00
December 31, 2011	$54.99	$110.01

Quarter Ended Fiscal 2012	Low	High
March 30, 2012	$97.95	$104.50
June 29, 2012	$98.00	$115.50
September 28, 2012	$107.42	$115.22
December 31, 2012	$70.66	$113.50

Approximate number of equity security holders, including shares held in street name by brokers.

Title of Class	Number of Holders of Record as of March 5, 2013
Common Stock, $1.00 Par Value	1,597

There was a special cash dividend declared on the Company’s Common Stock during the year ended December 31, 2012 and none in 2011.  If regular dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. There was a special dividend declared in the amount of $38.30/share to shareholders of record as of December 1, 2012 and paid on December 14, 2012 resulting in a total dividend distribution of $56,786,652.  We expect to continue our policy of distributing our taxable income through cash dividends on a quarterly, but not less than on an annual basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" for additional information regarding our dividends.

We intend to declare and pay ordinary quarterly dividends that will equal at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding capital gain.  While we intend to begin the process of declaring regular quarterly dividends, there can be no guarantee that dividends will be declared until the company declares a dividend through an announcement by the Board of Directors.  Future dividend declarations are at the discretion of the Board of Directors and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.  The actual cash flow available to pay dividends will depend on a number of factors including, among others, the factors discussed under  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

The Company does not have an equity compensation plan for its employees, officers or directors.  However, there is an Incentive Compensation Plan (the “ICP”) that mirrors in many respects an equity plan except that it does not issue shares of  registered or unregistered stock or stock equivalents, and does not confer on its participants the rights that equity holders have.  The “ICP” participants will receive an equivalent amount of any liquidating dividends distributed to its shareholders in the amount equivalent to 110,000 shares.  Pursuant to the ICP, on December 14, 2012, the Company made distributions to each member of the Board of Directors, the former CEO and certain employees of $2,380,345, $779,405 and $1,053,250, respectively.

Sale of Unregistered Securities.

None

Equity Compensation Plan Information.

As of December 31, 2012, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

        None.

Item 6. Selected Financial Data

	2012	2011	2010	2009	2008
Statement of Operations Data
Total gross revenues	$4,989,108	$5,519,704	$5,550,863	$4,834,416	$3,385,519
Total rental expenses	2,308,036	2,347,400	2,218,589	1,953,613	1,519,027
Condemnation income/(costs)	167,370,518	(333,308)	(109,354)	(1,307,184)	(520,469)
Mortgage interest expense	965,506	1,193,875	1,117,963	942,986	465,963
Federal tax provision (benefit)	61,649,000	-	109,000	(4,130,000)	(2,496,000)
Net income (loss)	99,048,253	(1,124,665)	(1,081,465)	1,522,890	1,542,249
Net income (loss) per common share	66.80	(0.84)	(0.84)	1.18	1.20
Balance Sheet Data
Real estate operating assets, net	$32,533,102	$32,976,274	$33,071,570	$32,267,032	$18,060,074
Land held for development	2,274,312	2,166,066	2,041,037	1,925,429	1,771,558
Total assets	134,518,999	47,806,589	39,768,219	36,105,005	30,189,687
Mortgages including interest rate swap	5,013,415	21,143,780	21,845,279	18,164,266	10,560,486
Cash distribution paid	56,786,652	-	-	-	-
Total equity	64,768,002	23,987,798	14,961,340	14,633,741	12,686,301
Other Data
Funds from operations (1)	$(5,712,917)	$(179,490)	$(233,911)	$(1,892,197)	$(890,482)
Adjusted funds from operations (1)	(48,911)	183,201	(124,557)	(585,013)	(370,013)
Cash flows provided by (used in):
operating activities	161,712,775	(477,273)	(346,936)	(1,705,447)	(843,073)
investing activities	(5,010,995)	(905,834)	(1,524,192)	(6,269,146)	(6,310,030)
financing activities	(72,913,052)	9,617,579	3,143,864	7,637,486	4,903,855
Net increase (decrease) in cash and cash equivalents	83,788,728	8,234,472	1,272,736	(337,107)	(2,249,248)
Medical property
Rentable square footage	131,125	131,113	130,648	127,213	71,462
Occupancy Rate	78%	88%	95%	89%	92%
Industrial property
Rentable square footage	128,586	128,141	127,062	127,062	127,062
Occupancy	85%	83%	81%	83%	89%
Cash dividend declared per share	$38.30	-	-	-	-
Funds from operations (FFO) per common share	(3.86)	(0.13)	(0.18)	(1.46)	(0.69)
Company Adjusted funds from operations (“AFFO”) per common shares	(0.03)	0.13	(0.09)	(0.45)	(0.28)
Basic and diluted weighted average common shares outstanding	1,482,680	1,340,706	1,290,039	1,290,039	1,290,039

(1)
The Company calculates funds from operations (“FFO”) in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT (National Association of Real Estate Investment Trusts) excluding the FFO adjustment for impairment charges.  NAREIT recently approved the adjustment to FFO for impairment charges; however the Securities and Exchange Commission did not approve such adjustment.  As a result, the Company does not exclude impairment charges from FFO.  The white paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

Historical cost accounting under GAAP measures implies that real estate asset values diminish over time.  Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing historical cost accounting alone to be insufficient.  Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors.  However, our FFO includes a material cost for condemnation litigation which other REITs may not incur.  Condemnation is not an extraordinary item as defined by GAAP; therefore such costs were included in the computation of FFO.  We disclose separately our condemnation costs to enable the investors and analysts to compute the impact of condemnation costs on FFO which we reflect in the computation of Company adjusted FFO (“AFFO”)

FFO or AFFO should not be viewed as alternative measures of our operating performance since they do not reflect either depreciation and amortization costs or the capital expenditures and capitalized leasing costs necessary to maintain the operating performance of our properties.  Such capital expenditures are significant economic costs and can materially impact results of operations and net cash flow provided or used between reporting periods.

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

We also present Company adjusted FFO “AFFO”), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties,and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, costs triggered by the issuance of a dividend, payments pursuant to the Incentive Compensation plan and restructuring fees which were not incurred in the comparative periods, 2008 through 2011.

FFO and Company defined FFO (“AFFO”) is reconciled to Net Income in the Management Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Concerning Forward–Looking Statements

The statements made in this Form 10-K, other materials the Company has filed or may file with the Securities and Exchange Commission, in each case that are not historical facts, contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, and other variations or comparable terminology as well as statements regarding the evaluation of strategic alternatives.  These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, risks and uncertainties relating to the process of exploring strategic alternatives, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital in order to maintain and or develop the existing real estate, uncertainties associated with the Company’s  reinvestment of the condemnation proceeds under Section 1033 and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Report, or in the documents it incorporates by reference into this Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Gyrodyne Company of America, Inc., a New York corporation. We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are generally located in markets with well established reputations, including Suffolk and Westchester counties in New York and Fairfax, Virginia in the metro-Washington D.C area.

As of December 31, 2012, our portfolio consisted of four developed properties, consisting of 22 buildings with an aggregate of 259,711 rentable square feet. We also own undeveloped land parcels adjacent to existing properties for which plans are currently being formulated.

Factors Which May Influence Future Operations

Our operating focus is on acquiring, developing, owning, leasing and managing medical, residential, commercial and industrial space. As of December 31, 2012, our operating portfolio was 82% leased to 103 tenants. As of December 31, 2011, our operating portfolio was 86% leased to 106 tenants. The year over year decrease in the gross portfolio occupancy percentage was primarily the result of lease terminations in the Cortlandt Medical Center due to the completion of the Hudson Valley Hospital Center $100 million expansion and renovation.  Our continued focus on overcoming the challenges of negative absorption in the real estate industry through 2012 has resulted in increasing the Flowerfield occupancy rate from 83% to 85%.

The Company’s strategy of repositioning its assets involves purchasing medical space where the Company believes it could increase the occupancy and / or rental rates of the targeted acquisition.  As a result, a material acquisition where the acquired asset’s occupancy rate is below the Company average will result in temporarily decreasing the overall occupancy rate.

Our leasing strategy for 2013 includes negotiating longer term leases, and focuses on leasing vacant space, negotiating early renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2012. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Fiscal Year End	Number of Leases Expiring	Square Feet Expiring	Total Annual Rent	% of Gross Annual Rental Revenues Represented By Such Leases
2013	44	60,000	$1,220,950	28.21%
2014	25	46,000	1,023,105	23.63%
2015	12	22,000	410,019	9.47%
2016	10	24,000	521,207	12.04%
2017	7	12,000	321,708	7.43%
Thereafter	11	39,000	831,853	19.22%

The success of our leasing and acquisition strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and trends in the United States and in our target markets of suburban New York, northern Virginia and the eastern portion of the United States. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

We actively manage the renewal process in conjunction with third party asset management firms. Historically, this has resulted in a very low turnover rate with our tenants. However, industrial properties and medical properties in most of the regions we operate have experienced negative absorption rates meaning that additional space for rent or sale exceeds space sold or leased over the same period. The negative absorption rate is an indicator of the challenges in maintaining or growing average occupancy, rental rates and addressing the demands for tenant incentives / concessions. As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases. Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period and market demanded tenant concessions and incentives. During 2012, the Company provided approximately $184,000 in tenant incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $31,000.

The Company may offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position. However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2012, the Company incurred approximately $50,500 in leasing fees and commissions in exchange for revenue commitments of approximately $2,522,000 with leases ranging from 1 year to 10 years. The leasing fees reflect a renewal cost rate of approximately 2% of the related revenue commitments. The Company often renews leases without external brokers or other third party costs. The Company has approximately 28% of its annual leasing revenue up for renewal in 2013 as compared to 33% in 2012. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2012.

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

Buildings and improvements (years)	5	-	39
Machinery & equipment (years)	3	-	20

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

RESULTS OF OPERATIONS

The following is a comparison, for the years ended December 31, 2012 and 2011, of the operating results of Gyrodyne Company of America, Inc.

The Company is reporting net income of $99,048,253 for the twelve months ended December 31, 2012 compared to net loss of $(1,124,665) for the twelve months ended December 31, 2011.  Basic and diluted per share income amounted to $66.80 for 2012 compared to per share loss of $(0.84) for the prior year.  The additional weighted average shares outstanding in 2012 compared to 2011 diluted the income per share by $7.08 from $73.88 to $66.80. The Company has REIT taxable income in 2012.  As a result, the Company declared a special dividend of $38.30 per share payable on December 14, 2012 to shareholders of record on December 1, 2012, which reflects a total distribution for 2012 of $56,786,652.  The Company did not have any REIT taxable income for 2011.

The Company is disclosing rental revenue, tenant reimbursements and rental expenses for 2012 and 2011 by property.  However, there were no proforma adjustments as there were no acquisitions during the comparative periods.

Rental revenues - Rental revenues are comprised solely of rental income and amounted to $4,448,402 and $4,886,823 for 2012 and 2011, respectively.  The (decreases) from 2011 results per property amounted to $(156,204), $(182,847), $(71,499) and $(27,871) for Port Jefferson, Cortlandt, Fairfax and Flowerfield, respectively.   The reduction in revenue was mainly due to a reduction in occupancy rates at each of the properties and then further offset by a net decrease in rate per square foot for each property much of which is the byproduct of the negative square footage absorption rates in the real estate industry.

The comparison of rental revenues for the years ended December 31, 2012 and 2011 are as follows:

Facility Rental Revenue	December 31, 2012	December 31, 2011
Port Jefferson Professional Park	$798,180	$954,384
Cortlandt Medical Center	803,913	986,760
Fairfax Medical Center	1,226,484	1,297,983
Flowerfield Industrial Park	1,619,825	1,647,696
Total	$4,448,402	$4,886,823

Tenant reimbursements - Tenant reimbursements represent expenses negotiated, managed, and incurred directly by the Company on behalf of or for the benefit of the tenants.   Tenant reimbursements were $540,706 and $632,881 for 2012 and 2011, respectively, a decrease of $92,175 or 14%, most of which was attributable to the reduction in occupancy rates supplemented by new leases/renewals containing lower pass through charges resulting from a change in base years.

The comparison of tenant reimbursements for the years ended December 31, 2012 and 2011 are as follows:

Facility Tenant Reimbursements Rental Revenue	December 31, 2012	December 31, 2011
Port Jefferson Professional Park	$100,536	$167,403
Cortlandt Medical Center	136,718	148,157
Fairfax Medical Center	97,011	111,183
Flowerfield Industrial Park	206,441	206,138
Total	$540,706	$632,881

Total expenses excluding condemnation, interest and tax expense - Expenses, excluding condemnation, interest and taxes, amounted to $10,783,084 for 2012 and reflect an increase of $5,667,734 from the 2011 amount of $5,115,350. The net increase was attributable to the distributions under the Incentive Compensation Plan to each member of the Board of Directors and certain employees/former employees totalling $2,380,345 and $1,832,655, respectively, reflecting a total payout of $4,213,000 plus related payroll taxes of approximately $37,000.    In addition, the Company incurred $1,013,043 of expenses to pursue strategic alternatives.

Rental operation expenses - Rental expenses for the years ended December 31, 2012 and 2011 were $2,308,036 and $2,347,400, respectively, representing a decrease of $39,364 or 2%.  The Company continues to manage the operating expenses of its real estate portfolio to offset escalating insurance and energy costs.  While the Company has been successful in controlling costs, the impact of aging buildings will ultimately require additional capital expenditures to further reduce energy consumption and maintenance costs.

The rental expenses for the years ended December 31, 2012 and 2011 are as follows:

Facility Rental Expense	December 31, 2012	December 31, 2011
Port Jefferson Professional Park	$396,954	$414,782
Cortlandt Medical Center	479,807	481,277
Fairfax Medical Center	559,540	549,237
Flowerfield Industrial Park	871,735	902,104
Total	$2,308,036	$2,347,400

General and administrative expenses - General and administrative expenses for the years ended December 31, 2012 and 2011 were $6,561,910 and $1,862,466, representing an increase of $4,699,444. The net increase was mostly attributable to the distributions under the Incentive Compensation Plan to each member of the Board of Directors, certain current employees and the retired but vested former CEO, Mr. Maroney of $2,380,345, $1,053,250 and $779,405, respectively, reflecting a total payout of $4,213,000 plus related payroll taxes of approximately $37,000. Additionally, the Company incurred approximately $401,000 in costs to prepay the mortgages secured by the Flowerfield Industrial Park, Cortlandt Medical Center and the Fairfax Medical Center. Approximately $250,000 of the costs were non cash write-offs of the balance on the unamortized loan origination fees.

Strategic alternative expenses – Strategic Alternative expenses for the years ended December 31, 2012 and 2011 were $1,013,043 and $29,383, respectively.  The Board of Directors established the Strategic Alternatives Committee, comprised of 4 of the 7 members of the Board of Directors.  The committee is charged with leading the process of evaluating strategic alternatives which may include one or more tax efficient liquidity events. Over 80% of the fees are related to investment banking and related legal fees to pursue and analyze such alternatives.  The expenses do not include any costs associated with full time or part time personnel or overhead costs irrespective of the significant time being allocated to the process.  The Company believes such costs are fixed and are appropriately allocated to General and Administrative expenses accordingly.

Depreciation expense - Depreciation expense increased by 3% or $23,994, amounting to $900,095 in 2012 compared to $876,101 during the prior year.  The increase in depreciation is mainly attributable to the Company’s capital investment to improve occupancy and effective rental rates.

Interest income – Interest income not including condemnation related interest, was $86,217 and $1,696 in 2012 and 2011, respectively, an increase of $84,521.  The increase is mainly attributable to the purchase of mortgage backed securities during February and March which earned approximately 2% during 2012.

Interest expense -  Interest expense in 2012 and 2011 was $965,506 and $1,197,407, respectively, a decrease of $231,901.  The decrease was attributable primarily to the expiration of the Interest Rate Swap on the Cortlandt Manor mortgage which locked in the rate at 5.66% through November 2011.  Following the expiration of the Interest Rate Swap, the interest rate adjusted down to Libor plus 225 basis points or 2.5%.  In addition, the company negotiated the rate on the Port Jefferson Professional Park mortgage effective March 1, 2012, reducing the rate over the next 5 years from 5.75% to 5%.  In addition to cutting rates for 2012, late in the fourth quarter, the Company prepaid in full the mortgage loans secured by the Fairfax Medical Center, Cortlandt Medical Center and the Flowerfield Industrial Park, respectively.

The comparison of interest expense for the years ended December 31, 2012 and 2011 as follows:

Facility Interest Expense	December 31, 2012	December 31, 2011
Fairfax Medical Center	$424,936	$457,200
Cortlandt Medical Center	100,598	239,783
Port Jefferson Professional Park Center	260,447	297,766
Flowerfield Industrial Park	176,772	199,127
Other interest expense	2,753	3,531
Total	$965,506	$1,197,407

As a result of the changes in rental revenue, total operating expenses and other income (expense), the Company is reporting a loss before Condemnation Proceeds and Provision (benefit) for income taxes of $(6,673,265) for 2012 as compared to a loss of $(1,124,665) for 2011.

Income (expense) on Condemnation - Condemnation income (expenses) for the years ended December 31, 2012 and 2011 were $100,028,802 and $(333,308), respectively.  The Company successfully concluded its condemnation case during 2012 resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1,474,941.  The expenses in 2011 were attributable to legal fees and related expenses associated with the Company’s response to New York State’s request for appeal.  The Company incurred additional condemnation costs in 2012 of $131,138 to conclude pursuing its rights under this litigation.

Interest income on condemnation proceeds of $67,341,716 resulted from the Company’s successful conclusion of its condemnation case for just compensation.  The interest income was received in 2012.

Income Taxes - The provision for income taxes for the year ended December 31, 2012 was $61,649,000.   The Company did not have a tax expense during 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below:

	2012	2011
Net cash provided by (used) in operating activities	$161,712,775	$(477,273)
Net cash used in investing activities	$(5,010,995)	$(905,834)
Net cash (used in) provided by financing activities	$(72,913,052)	$9,617,579
Ending cash and cash equivalents balance	$94,164,722	$10,375,994

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Net cash provided by (used in) operating activities was $161,712,775 and $(477,273) during the years ended December 31, 2012 and 2011, respectively. The primary factor impacting cashflow provided by operations in 2012 was the conclusion of the condemnation litigation.  The Company concluded its condemnation litigation in June 2012 and the state remitted payment in full of $167,530,657.  Offsetting the cash provided by condemnation were payments pursuant to the Incentive Compensation Plan to the Board of Directors and certain employees/former employees of $2,380,345 and $1,832,655, respectively.  The payments were triggered under the Company’s Incentive Compensation Plan in conjunction with the declaration and payment of the special dividend in 2012.  The cash used in operating activities in the prior year was primarily related to condemnation costs of $333,308 supplemented by a net reduction in accounts payable and accrued liabilities totaling $277,700.  The maximum liability to vested former employees under the Incentive Compensation Plan is $1,480,156.

Net cash used in investing activities amounted to $5,010,995 and $905,834 for the years ended December 31, 2012 and 2011, respectively.  The cash used in investing activities in the current period was attributable to the purchase of securities of approximately $4.4 million net of principal distributions.  The securities are currently generating a yield of approximately 2%.  The investments are in mortgage-backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). Additionally, the Company incurred land development costs of approximately $108,000 on our undeveloped land at Flowerfield.  On operating real estate portfolio, we incurred tenant improvements and common area improvements of approximately $184,000 and $271,000 to improve occupancy rates and maximize our effective rental rate per square foot.  The cash used in investing activities in the prior period was primarily due to land development costs of $125,029 on our undeveloped land at Flowerfield, tenant improvements of approximately $197,000, most of which were contracted for in 2010, and approximately $385,000 to rebuild and expand the parking lot at Cortlandt Medical Center which had a 100% occupancy rate.  The land development costs are comprised of real estate taxes and non-recurring capital improvement costs related to the Flowerfield property slated for development and currently not being utilized by the industrial park.

Net cash (used in) provided by financing activities amounted to $(72,913,052) and $9,617,579 for the years ended December 31, 2012 and 2011, respectively.  During 2012, the Company issued a special dividend which resulted in a payment of $56,786,652.  In addition, during 2012, the Company prepaid three of the four outstanding mortgages.  This resulted in total principal payments of approximately $15,500,000.  The primary source for the cash provided by financing activities in 2011 was the completion of a rights offering by the Company to its shareholders.  The Company received subscriptions for approximately 294,685 shares, greatly exceeding the maximum shares offered of 173,305, and the Company elected to exercise its overallotment option to issue an additional 19,336 shares to satisfy over-subscription requests. Shareholders were allocated 100% of their basic subscriptions.  The rights offering resulted in 192,641 common shares issued, and net proceeds (after expenses) raised of $9,961,476.  The net proceeds increased the balance in common stock and additional paid in capital by $192,641 and $9,768,835, respectively.  In January, 2013 the Company prepaid the balance of the remaining mortgage obligation and related prepayment penalties of $5,013,415 and $200,129, respectively.  The Company forecasts a savings of approximately $1 million resulting from eliminating all of its 2012 mortgage loans outstanding which will offset the entire expense from prepaying the loans.

At December 31, 2012, the Company had cash and cash equivalents of $94,164,722 to meet its current obligations.

For the year ending December 31, 2013, the Company has anticipated capital expenditures of approximately $1,585,000. These capital expenditures are for lease renewals, general upgrades, necessary repairs that qualify as capital expenditures and include real estate taxes of approximately $100,000 related to the land held for development.

The Company anticipates being able to fund its operations for the year ending December 31, 2013 from the generation of cash from operations.

The Company was in compliance with financial covenants associated with its various loans.  With the exception of the mortgage on the Port Jefferson Professional Park buildings, which was paid in early 2013, the company prepaid in full each of the below outstanding mortgage loans.  The significant financial covenants, if any, associated with the mortgages were restricted to debt service ratios as follows:

Debt Service Ratio
Mortgage payable – Port Jefferson Professional Park	None
Mortgage payable – Cortlandt Medical Center	1.2:1
Mortgage payable – Fairfax Medical Center	1.2:1
Mortgage payable – Flowerfield Industrial Park	None
 * Debt service ratio is defined as net operating income before debt service and depreciation / annual principal and interest expense.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and narrowed interest rate spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. Despite the fact that the Company has invested in medical office buildings, an asset class that has been hisorically less vulnerable to the commercial real estate downturn, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cash flows.  During 2010 and 2011, the commercial real estate market continued to show significant signs of stress which is directly affecting the credit markets.  The Long Island commercial real estate market continues to show distress in the transaction market.  In early 2013, data in the market reflected new properties for sale continue to exceed the absorption rate for the same period.  The continued economic challenges and distressed real estate forecasts are adversely affecting the credit markets for commercial real estate causing some lenders to reduce or stop issuing credit or to move toward either equity financing or a combination debt and equity often referred to as structured finance deals.  Similar conditions exist in our other geographic locations.

Effective with an election dated May 1, 2006, the Company operates as a real estate investment trust (a “REIT”) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets within the ten-year period ending April 30, 2016.  To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. As of December 31, 2012, the Company had cash and cash equivalents of $94,164,722.  The Company anticipates having the capacity to fund normal operating, general and administrative expenses and any costs to maintain its real estate portfolio.

Distributions are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, opportunities to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code, other provisions of the Internal Revenue Code and other factors the Board of Directors may deem relevant.  The Company has REIT taxable income for the years ended December 31, 2012 but none for 2011.  The Company paid a special dividend of $38.30 per share on December 14, 2012 to shareholders of record on December 1, 2012.  The Company does not anticipate declaring an additional dividend related to 2012.

INCOME TAXES

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (a “REIT”) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”).  As long as the Company qualifies for tax treatment as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT requirements for the year ended December 31, 2012 and was not subject to any federal and state income taxes. The Company intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company received a Private Letter Ruling (“PLR”) from the Internal Revenue Service that states the Company’s condemnation award, interest income and reimbursement of costs will not be included in certain REIT tests to determine whether the Company remains qualified as a REIT.  There can be no assurance that the Internal Revenue Service will apply the PLR to the Company upon examination as it is based on the specific facts and circumstances presented to the IRS in the Company’s request for the PLR and the IRS may disagree with the facts and circumstances presented.

In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes.  During the quarter ended September 30, 2012, the Company applied for and received from the IRS an additional extension of time to replace the condemned property with like-kind property by April 30, 2014.  The previous deadline was April 30, 2013.  If the Company replaces the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the IRS at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of.  Pending a replacement property acquisition, the Company has recorded a provision for income taxes of $61,649,000 resulting from the condemnation award.  The provision for income taxes is directly resulting from the gain on condemnation of its real property and would reverse into income upon the purchase of like-kind property.

At December 31, 2012, the Company recorded deferred income tax expense of $61,649,000, which includes a federal net built in gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds on the converted Flowerfield property pursuant to internal Revenue Code 1374.  This section assesses a corporate level tax measured at the time the company converted to a REIT on the built in gain on the Flowerfield property at the time of conversion.  The remaining expense relates to a corporate level income tax on the undistributed profits of the Company.

The Company converted to a REIT in 2007, effective May 1, 2006.  As long as Gyrodyne qualifies for REIT status, the Company generally will not be subject to New York State and Federal corporate income taxes on income and gain generated after May 1, 2006.  REIT organizations are required to distribute a minimum of 90% of their REIT taxable income.  The Company paid, on December 14, 2012, a special dividend of $38.30 per share to shareholders of record on December 1, 2012.  The dividend reflects a total distribution of $56,786,652 which is greater than 90% of the Company’s 2012 REIT taxable income.

The Company’s investment in the Callery-Judge Grove, L.P., a limited partnership (the “Grove”) is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2012 and December 31, 2011.  The Grove is located in Florida where there currently is no state income tax.  As a result, under current tax regulations, the Company will not be subject to any significant state income tax from its investment in the Grove.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove but is not a guarantor of any debt related to the Grove.  The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove.   As a limited partner, the Company does not control the resolution of the foreclosure.  The form of resolution may impact the taxable income or loss and any related tax liability allocable to the Company.

The severity and longevity of the recession is putting pressure on federal, state and local governments to increase tax revenue.  The Company cannot forecast what impact, if any, will result from future changes in the federal, state or local changes in their respective tax regulations.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in Callery Judge Grove, L.P. (the “Grove”) which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development. As of December 31, 2010, the investment represented a 9.99% interest in the Grove.  The Company is accounting for the investment under the equity method. As of December 31, 2012, and December 31, 2011, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

DEVELOPMENT OF FLOWERFIELD PROPERTY

In June 2007, the Company filed an application to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums.  The residential mix and total number of residential units could change upon approval by local government agencies.  Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping.  The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential".  The costs associated with the ownership and development of the property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,716,000. The Company cannot predict the outcome of the application. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and is not part of the application for planned residential.

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

Non-GAAP Supplemental Financial Measure: Funds from Operations (“FFO”)

The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT excluding the FFO adjustment for impairment charges.  NAREIT recently approved the adjustment to FFO for impairment charges; however the Securities and Exchange Commission did not approve such adjustment.  As a result, the Company does not exclude impairment charges from FFO.  The White Paper defines FFO as Net Income or loss calculated in accordance with GAAP , excluding extraordinary items , as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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
Historical cost accounting under GAAP measures implies that real estate asset values diminish over time.  Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing a historical cost accounting alone to be insufficient.  Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors.  However, our FFO includes a material cost for condemnation litigation which other REITs may not incur.  Condemnation is not an extraordinary item as defined by GAAP; therefore such costs were included in the computation of FFO.  We disclose separately under Item 6 (Selected Financial Data) and in the Statement of Operations, our condemnation costs to enable the investors and analysts to compute the impact of condemnation on FFO.

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

We also present Company adjusted FFO (“AFFO”), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO  should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods, 2008 through 2011.

The following table provides the reconciliation of net income to FFO and AFFO for the years ended December 31, 2008 through 2012, inclusive:

Year ended December 31,
	2012		2011	2010	2009	2008
Realized gains (losses) on marketable securities which are included in Net Income	$-		$-	$-	$159,805	$17,124
Net Income	$99,048,253		$(1,124,665)	$(1,081,465)	$1,522,890	$1,542,249
Less Net income from condemnation	167,370,518		-	-	-	-
Depreciation and amortization	900,095		876,101	803,725	690,676	359,625
Amortization of capitalized leasing costs	60,253		69,074	43,829	35,237	7,644
Income tax (benefit) provision on Advance Payment	61,649,000		-	-	(4,141,000)	(2,800,000)
Funds from Operations (“FFO”)	$(5,712,917	)*	$(179,490)	$(233,911)	$(1,892,197)	$(890,482)

Company adjustments to FFO
Compensation related costs to employees and former employee under the Incentive Compensation plan triggered by the Special Dividend.	1,869,618		-	-	-	-
Director fees under the Incentive Compensation Plan triggered by the Special Dividend	2,380,345		-	-	-	-
Costs to pursue strategic alternatives	1,013,043		29,383	-	-	-
Condemnation costs during period income is not recognized	-		333,308	109,354	1,307,184	520,469
Debt prepayment penalties and related costs	401,000		-	-	-	-
Company adjusted Funds from Operations (“AFFO”)	$(48,911)		$183,201	$(124,557)	$(585,013)	$(370,013)

*Includes payments made under the Incentive Compensation Plan

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:
(1) Report of Independent Registered Public Accounting Firm
(2) Consolidated Balance Sheets as of December 31, 2012 and 2011
(3) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
(4) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
(5) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
(6) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
(7) Notes to Consolidated Financial Statements
(8) Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2012 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by Holtz Rubenstein Reminick LLP, an independent registered public accounting firm as stated in their report which appears herein.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)
The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2013 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Corporation are elected by the Board of Directors to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director	Current Board Term Expires
Naveen Bhatia	33	2008	2014
Managing Director, 40 North Industries, LLC
Director of the Company

Frederick C. Braun III	71	---	---
President and CEO

Gary J. Fitlin	47	---	---
CFO and Treasurer of the Company and former interim CEO and President

Paul L. Lamb	67	1997	2015
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	59	2004	2014
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	50	2003	2013
Vice President and Deputy General Counsel, National Grid
Director of the Company

Philip F. Palmedo	78	1996	2013
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	53	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer

Nader G.M. Salour	54	2006	2015
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	58	2002	2015
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

(b)         Business Experience

Naveen Bhatia, age 33, was elected to the Board of Directors in December 2008.  Mr. Bhatia is Managing Director of 40 North Industries LLC, a private investment firm.  He was Principal of Keffi Group, Ltd., a private investment firm, from April 2009 to February 2012.  He was Co-Founder and Partner of Eagle Lake Capital, LLC, an investment management firm, from August 2003 to April 2009.  He was formerly an investment banking analyst for Rothschild Inc., an investment bank, from July 2001 to August 2003.  Mr. Bhatia has served on the Board of Directors of Cotton Holdings, Inc. (formerly CCLM Holdings, Inc.) since March 2009 and as Chairman since September 2010.  The Board concluded that Mr. Bhatia should serve as a director of the Company because he brings valuable financial expertise as co-founder of an investment firm with specific experience in analyzing and/or investing in real estate and with companies engaged in real estate investing.  Mr. Bhatia was originally nominated for the Board following a recommendation by Bulldog Investors, the Company’s Board of Directors agreed to nominate Mr. Bhatia pursuant to an agreement dated October 27, 2008 among the members of Bulldog Investors, Mr. Bhatia and the Company, pursuant to which Bulldog Investors agreed to comply with certain standstill restrictions with respect to their shares of Gyrodyne common stock. The 2008 agreement was superseded by an agreement executed by the parties on September 19, 2011, pursuant to which Mr. Bhatia was nominated and included on the Board’s slate of nominees for the Annual Meeting to serve in the class of directors with terms ending in 2014. Additional information relating to the 2011 agreement is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2011.

Frederick C. Braun III, 71, was appointed to the position of President and CEO by the Gyrodyne Board of Directors effective February 25, 2013. Mr. Braun is currently the Chairman of the Brookhaven Industrial Development Agency (“Brookhaven IDA”), a public benefit corporation of the State of  New York that assists in the acquisition, construction, reconstruction, and equipping of commercial and industrial facilities.  He has served in such capacity for approximately 25 years.  Mr. Braun also serves as a member ex-officio on the Brookhaven IDA’s Audit, Finance and Governance Committees.  From 2000 to September 2009, Mr. Braun served as Executive Vice President of State Bank of Long Island, a commercial bank subsidiary of State Bancorp, Inc. (acquired by Valley National Bancorp effective January 1, 2012).

Gary J. Fitlin, age 47, joined the Company in October 2009 as its Chief Financial Officer and Treasurer.  From  August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August, 2012,and while the Company conducted a formal search for a permanent President and Chief Executive Officer.  Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions.  Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration.  Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration.  He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 67, has been a director since 1997 and became Chairman of the Board on March 14, 1999.  He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law.  He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England.  The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 59, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978.  Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., a one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 16 years as senior member of Levine & Seltzer.  The Board concluded that Mr. Levine should serve as a director of the Company because of his 34 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 50, was appointed to the Board of Directors in June 2003.  Mr. Macklin currently serves as Vice President and Deputy General Counsel for National Grid and formerly KeySpan Corporate Services, where he has held various positions within the Office of General Counsel since 1991.  Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman.  He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School.  The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 78, was appointed to the Board of Directors in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 53, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004.  He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004.  He has also been Secretary of the Company for over five years.  Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York.  He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven.  He is a former trustee of the Three Village Central School District n Setauket, New York.  Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate.  He holds a law degree from Villanova University and a BA degree from Stony Brook University.  Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 54, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006.  Mr. Salour has been a Principal of Cypress Realty of Florida since 2000.  He served as President of Abacoa Development Company from June 1996 to June 2006, and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004.  The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 58, was appointed to the Board of Directors in November 2002.  Mr. Smith has been a Vice President in the Commercial Banking Division of the First National Bank of Long Island since February 2006.  He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005.  Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank.  He received an MBA in Finance from SUNY Albany in 1983.  Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society.  He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York.  The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2012 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2012 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2012.

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

Item 11. Executive Compensation.

(a)           Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2012 and 2011.

2012 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)	(i)		(j)
Frederick C. Braun III	(A)	0	0		0	0	0		0	0		0
President and CEO

Stephen V. Maroney	2012	174,583	0		0	0	779,405	(E)	0	0		953,988
Former President and CEO	2011	220,000	25,000	(C)	0	0	0		0	0		245,000

Peter Pitsiokos	2012	185,712	25,000	(B)			568,755	(E)				779,467
COO and Secretary	2011	176,869	25,000	(C)	0	0	0		0	0		201,869

Gary Fitlin	2012	195,335	25,000	(B)	0	0	0		0	60,500	(D)	280,835
Interim President and CEO and CFO and Treasurer (F)	2011	158,000	0		0	0	0		0	75,000	(D)	233,000

(A)	Frederick C. Braun III was appointed President and Chief Executive Officer effective February 25, 2013.
(B)	Consists of 2012 performance bonuses issued on December 21, 2012 to each of Mr. Pitsiokos and Mr. Fitlin for $25,000.
(C)	Consists of 2011 performance bonuses issued on March 14, 2012 to each of Mr. Maroney and Mr. Pitsiokos for $25,000.
(D)	Consists of deferred cash compensation that vests annually each October and is payable at the earlier of termination, resignation, or October 2012.
(E)
The Company declared and paid a special dividend of $38.30 per share in December 2012 which trigerred a payment under the Company’s Incentive Compensation Plan to each of Mr. Maroney and Mr. Pitsiokos of $779,405 and $568,755.  Mr. Maroney vested in his benefits and will receive future compensation payments under the Incentive Compensation Plan upon any trigerring events at the same amounts as if he remained with the Company.  Mr. Pitsiokos’ benefit under the Incentive Compensation Plan also vested but he remains with the Company.

(F)	In addition to serving as CFO and Treasurer, Mr. Fitlin also served as interim President and CEO from August 23, 2012 until February 25, 2013.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

Employment Agreements

Pursuant to the Employment Agreement dated February 13, 2013 (the “Employment Agreement”) between the Company and Mr. Braun, Mr. Braun will earn a base salary at the rate of $250,000 per year plus a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in-control. Under the Employment Agreement, a change-in-control means the first to occur of a change in ownership, in effective control or in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Internal Revenue Code of 1986, as amended, and its corresponding regulations.

Pursuant to the terms of the Employment Agreement, there is no required minimum period of employment, and either the Company or Mr. Braun may terminate his employment thereunder at any time, with or without cause. The Employment Agreement provides that if Mr. Braun is terminated without cause, the Company must provide him with at least 60 days' prior written notice of termination, and must pay him the pro rata share of his base salary through those 60 days as well as his bonus. If Mr. Braun is terminated for cause (as defined in the Employment Agreement), he will be paid the pro rata share of his base salary through the date of termination. Mr. Braun may also terminate the Employment Agreement upon 60 days’ prior written notice. The foregoing description of the Employment Agreement is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of the Employment Agreement will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company was a party to an employment agreement with Mr. Pitsiokos (the Company’s Executive Vice President, COO, CCO and Secretary).  The employment agreement provided for an annual base salary and discretionary annual incentive cash bonuses and/or stock option awards (stock option awards are no longer available).  The agreement provided for a severance benefit over a prescribed term in the event Mr. Pitsiokos’ employment was terminated without cause, if his duties were materially changed, if he terminated the agreement for “Good Reason” (as defined below) or if his employment was terminated in connection with a “Change-In-Control,” (as defined below).  The agreement also provided that no severance benefit would be due in the event of an executive’s voluntary termination or a termination of employment for “Cause.”  Cause includes fraud, dishonesty, embezzlement, willful failure of the executive to follow directions of the Board, or any willful misconduct, criminal conviction, unexcused absence or similar conduct or activities.  The agreement provided that upon termination of employment by the Company without Cause or by Mr. Pitsiokos for Good Reason or following a Change-In-Control,  Mr. Pitsiokos would have the right to receive a cash severance payment and certain other benefits until the third anniversary following termination.    The employment agreement could have been terminated in the event of death or disability.  On June 12, 2009, the Company and the Mr. Pitsiokos mutually agreed to terminate the automatic extension provisions of the agreement which had originally provided for an evergreen three year term so that the agreement would terminate on June 12, 2012.  The Company and Mr. Pitsiokos are negotiating a new employment agreement.

The compensation arrangements between the Company and Gary Fitlin, our Chief Financial Officer, are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009 (collectively, the “Fitlin Agreements”).  Pursuant to the Fitlin Agreements, Mr. Fitlin joined the Company at a base salary of $158,000 per year, this amount was increased during 2012 to $250,000 with the remaining elements of the agreement remaining unchanged, plus deferred bonus equal to $75,000 for each full year (or portion thereof) of service during the three-year period ending October 21, 2012.  The deferred bonus payments vested on October 21 of each of 2010, 2011 and 2012, respectively and were paid out in 2012.  The Company and Mr. Fitlin are negotiating a new employment agreement.

(b)           Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2011, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

(c)           Severance and Change-in-Control Benefits

The employment agreement between the Company and Mr. Braun provides that if Mr. Braun is terminated without cause, the Company must provide him with at least 60 days' prior written notice of termination, and must pay him the pro rata share of his base salary through those 60 days as well as his bonus.  If Mr. Braun is terminated for cause (as defined in the employment Agreement), he will be paid the pro rata share of his base salary through the date of termination. Mr. Braun may also terminate the employment agreement upon 60 days’ prior written notice.

The employment agreements between the Company and Mr.Pitsiokos provided for a severance payment in the event of a change-in-control, termination by the Company without cause, or by the executive for “good reason”. Under the employment agreement, as amended to comply with Section 409A of the Internal Revenue Code, upon any of the events enumerated therein, Mr. Pitsiokos is entitled to receive an amount equal to three times Mr. Pitsiokos’ base salary to be paid in a single lump sum cash payment to the extent such amount does not exceed the lesser of Mr. Pitsiokos’ salary for the two year period prior to termination or two times the Internal Revenue Code Section 401(a)(17) limitation.  To the extent the amount payable exceeds such limitation, the excess over the limitation is to be paid on the 15th day of the 7th month following the separation of service, with interest equal to prime plus 2%.   In addition to the cash severance payment, the agreement would have entitled Mr. Pitsiokos to receive certain other benefits.   On June 12, 2009, the Company and Mr. Pitsiokos mutually agreed to terminate the automatic extension provision of the employment agreement which had originally provided for an evergreen three year term.  As a result, the term of the employment agreement ended on June 12, 2012. The Company and Mr. Pitsiokos are negotiating a new employment agreement.

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

(d)           Incentive Compensation Plan

The Company believes that providing incentive payments in a change-in-control situation is beneficial to shareholders because it encourages management and the Board to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact the continued employment or board position of an executive officer or director, and to promote long term value maximization. Toward that end, the Company established an incentive compensation plan in 1999, and the Board approved amendments to the plan on February 2, 2010 which are set forth in an Amended and Restated Incentive Compensation Plan dated as of February 2, 2010 (as amended, the “Incentive Compensation Plan”), a copy of which was included as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010. The Board approved the amendments to the Incentive Plan to better align the interest of the participants with those of the Company’s shareholders as the Company pursues its strategic plan to position itself over a reasonable period of time for one or more liquidity events that will maximize shareholder value. Full-time employees and members of the Board are eligible to participate, and rights of all participants vested immediately on February 2, 2010.

The benefits are realized upon either a change-in-control of the Company, or upon the issuance by the Company of an “Excess Dividend” following certain asset sales.

An “Excess Dividend” is defined as a dividend in excess of income from operations, paid to shareholders within 12 months of the last sale of certain sales of assets, in which the sale of assets within a 12-month period equals or exceeds 15 percent of the total gross fair market value of all assets of the Company immediately prior to the sales. In the event of an Excess Dividend, the Company shall pay to the plan participants a “Disposition Dividend” which in the aggregate is equal to the Excess Dividends paid per share multiplied by the number of Incentive Compensation Units in the plan, currently 110,000. This Disposition Dividend is allocated to the plan participants according to their weighted percentages, as described below.

Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company’s voting stock or the occurrence of certain other specified events. In the event of a change-in-control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan’s “establishment date” price of $15.39 per share and the per share price of the Common Stock on the closing date, multiplied by the equivalent of 110,000 shares of Common Stock (such number of shares subject to adjustments to reflect changes in capitalization).

For any individual who becomes a participant with an effective date after December 31, 2009, the average trading price of the Company’s stock for the 10 trading days ending on the trading day prior to the participant’s initial date of participation will replace the price of $15.39 for the purpose of calculating benefit. Currently, Peter Pitsiokos is the only executive officer who is a participant in the Incentive Plan, as is each of the directors. Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, is not a participant in the Incentive Plan. Additionally, Frederick C. Braun III (the Company's President and Chief Executive Officer) who joined the Company in 2013, is not a participant in the Incentive Plan. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from 0.5% to 18.5%). Messrs. Maroney and Pitsiokos are currently entitled to 18.5% and 13.5%, respectively, of any distribution under the Incentive Plan with the balance being distributable to other eligible employees (11.5%) and members of the Board of Directors (56.5%). There are currently 110,000 units granted under the Incentive Plan, equal to 110,000 shares of Common Stock.

Payments under the Incentive Plan may be deemed to be a form of deferred compensation (within the meaning of Section 409A of the Internal Revenue Code), and if the Incentive Plan fails certain tests, the Company may have certain income tax withholding obligations under Section 409A and face interest and penalties if it fails to, or has failed to, fulfill these obligations.

On December 14, 2012, pursuant to the Incentive Compensation Plan, the Company paid Messrs Maroney and Pitsiokos $779,405 and $568,755, respectively and other employees and the Board of Directors $484,495 and $2,380,345, respectively.

(e)           Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan.  The Pension Plan is believed to provide a reasonable benefit for the executives and all other employees.  The overfunded and (underfunded) status of the Company’s pension plan is included in pension liability and prepaid pension costs in the accompanying consolidated balance sheets and is $492,656 and $1,064,843 at December 31, 2012 and 2011, respectively. In compliance with the minimum funding requirements, the Company did not have a minimum funding requirement for the year ending December 31, 2012 or 2011. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.  The Company pension has a significant investment in the Company’s common stock which reflected a closing price per share on the last trading day of 2012 and 2011 of $72.06 and $102, respectively.  The change in the discount rate combined with the impact the ICP has on the pension plan was responsible for a significant portion of the elimination in the prepaid pension asset and the establishment of the pension liability.

2012 DIRECTOR COMPENSATION

During 2011 and 2012, each director was entitled to an annual director fee of $30,000 per year which includes attendance at board meetings and committee meetings and Chairman of the Board was also entitled to receive an additional Chairman’s fee of $24,000 per year.  Directors will continue to be reimbursed for travel and other expenses related to Company business.  In addition, on December 14, 2012, each Director and the Chairman of the Board received a payment under the Company’s Incentive Compensation Plan.  Board members received a payment of $315,975 each.  The Chairman of the Board received a total payment of $484,495.

Effective January 1, 2013, the Board of directors authorized an increase in annual director fees to $42,000 per year (which includes attendance at board meetings and committee meetings) and an increase in the Chairman’s fee. to $36,000 per year for a total of $78,000 per year.

The following table shows the compensation earned by each of the Company’s non-officer directors for the year ended December 31, 2012:

	Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A	Paul L. Lamb	54,000	0	0	484,495	0	0	538,495

B	Naveen Bhatia	30,000	0	0	315,975	0	0	345,975

C	Philip F. Palmedo	30,000	0	0	315,975	0	0	345,975

D	Elliot H. Levine	30,000	0	0	315,975	0	0	345,975

E	Richard B. Smith	30,000	0	0	315,975	0	0	345,975

F	Ronald J. Macklin	30,000	0	0	315,975	0	0	345,975

G	Nader G.M. Salour	30,000	0	0	315,975	0	0	345,975

	Total	234,000			2,380,345			2,614,345

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2012, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(d)
The following table sets forth certain information as of March 1, 2013 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of the Company’s present executive officers and directors as a group.

	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (7)

Common Stock $1 Par Value	More Than 5% Shareholders
	Bulldog Investors/Brooklyn Capital Management/Goldstein/Dakos 60 Heritage Drive Pleasantville, NY 10570	154,824	(2)	10.44

	Leap Tide Capital Management, Inc. Jan Loeb 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	95,889	(3)	6.47

	Paul L. Lamb	29,578	(4)	1.99

	Philip F. Palmedo	15,650	(5)	1.06

	Naveen Bhatia	3,375		*

	Nader G.M. Salour	194		*

	Richard B. Smith	1,000		*

	Ronald J. Macklin	66		*

	Elliot H. Levine	137		*

	Peter Pitsiokos	0	(6)	*

	Gary J. Fitlin	0		*

	Frederick C. Braun III	0		*

	All executive officers and Directors as a group (10 persons)	50,000		3.37

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(2)  On December 20, 2012, Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos filed a joint Schedule 13D with the Securities and Exchange Commission stating that Bulldog Investors, a group of investment funds, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos beneficially own an aggregate of 154,824 shares of Gyrodyne stock. Power to dispose and vote securities reside either with Mr. Goldstein, Mr. Dakos or with clients. On March 14, 2012, the Board of Directors resolved that, for a period terminating not later than September 19, 2014, the purchase of additional shares by Bulldog and its affiliates shall not, by itself, cause the purchase rights under the Company's Shareholder Rights Plan to become excercisable so long as Bulldog does not become owner of 23% or more of the shares of Common Stock.

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

(4)  Includes 2,277 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 11,923 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan.  Additionally, Mr. Lamb has 15,378 shares in an Individual Retirement Account.

(5)   Does not include his wife’s ownership of 4,125 shares, or 400 shares in a trust for two relatives for which he is the Trustee, in which he denies any beneficial interest.

(6)   Does not include his wife's ownership of 7 shares in which he denies any beneficial interest.

(7)  The percent of class is calculated on the basis of the number of shares outstanding, which is 1,482,680 as of March 1, 2013

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

Item 13. Certain Relationships and Related Transactions and Director Independence

There were no transactions in effect since January 1, 2011 (the beginning of the fiscal year preceding the Company’s last fiscal year) or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Holtz Rubenstein Reminick LLP, its independent registered principal accountants, for professional services rendered for the years ended December 31, 2012, 2011 and 2010:

Fee Category	Fiscal December 31, 2012	Fiscal December 31, 2011	Fiscal December 31, 2010

Audit Fees (1)	$120,000	$90,000	81,520
Audit-Related Fees (2)	2,500	16,568	2,867
Tax Fees (3)	32,500	29,827	21,531
All Other Fees (4)	-	-	-

Total Fees	$155,000	$136,395	105,918

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, Sarbanes Oxley Section 404 planning and testing, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedules
All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:
Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)            Exhibits: The following Exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amendment Number 1 to Restated Certificate of Incorporation, dated as of December 14, 2012. (2)

3.3	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (3)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (5)

10.1
Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

10.2	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (9)

10.5	Employment Agreement, with Gary J. Fitlin, dated October 21, 2009. (10)

10.6	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (10)

10.7	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (11).

10.8	Amendment Number 1 to the Engagement Agreement between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (12)

10.9	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (12)

10.10	Employment Agreement with Fredrick C. Braun III dated February 13, 2013. (2)

21.1	List of all subsidiaries. (9)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (2)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Filed as part of this report.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

(11)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

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

GYRODYNE COMPANY OF AMERICA, INC.

/S/ Frederick C. Braun III
By Frederick C. Braun III, President and Chief Executive Officer
Date: March 18, 2013

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 18, 2013

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 18, 2013

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 18, 2013

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 18, 2013

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 18, 2013

44

Exhibit Index

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amendment Number 1 to Restated Certificate of Incorporation, dated as of December 14, 2012. (2)

3.3	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (3)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (5)

10.1
Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

10.2	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (9)

10.5	Employment Agreement, with Gary J. Fitlin, dated October 21, 2009. (10)

10.6	Deferred Bonus Agreement, with Gary J. Fitlin, dated October 21, 2009. (10)

10.7	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (11).

10.8	Amendment Number 1 to the Engagement Agreement between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (12)

10.9	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (12)

10.10	Employment Agreement with Fredrick C. Braun III dated February 13, 2013. (2)

21.1	List of all subsidiaries. (9)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (2)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Filed as part of this report.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

(11)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS AND INTERNAL CONTROLS OVER FINANCIAL REPORTING

Years Ended December 31, 2012, 2011 and 2010

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Contents

HOLTZ
RUBENSTEIN
REMINICK
CERTIFIED PUBLIC ACCOUNTANTS

125 Baylis Road | Melville, NY | 11747
Tel: 631.752.7400 Fax: 631.752.1742
www.hrrllp.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gyrodyne Company of America, Inc.
and Subsidiaries
St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We have also audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Worldwide Representation by DFK

Holtz Rubenstein Reminick LLP

HOLTZ
RUBENSTEIN
REMINICK

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

Holtz Rubenstein Reminick LLP

Melville, New York
March 18, 2013

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2012	2011

Assets

Real Estate:
Rental property:
Land	$5,163,093	$5,163,093
Building and improvements	33,307,858	32,855,932
Machinery and equipment	343,272	338,275
	38,814,223	38,357,300
Less Accumulated Depreciation	6,281,121	5,381,026
	32,533,102	32,976,274
Land held for development:
Land	558,466	558,466
Land development costs	1,715,846	1,607,600
	2,274,312	2,166,066
Total Real Estate, net	34,807,414	35,142,340

Cash and Cash Equivalents	94,164,722	10,375,994
Investment in Marketable Securities at fair value	4,516,472	-
Rent Receivable, net of allowance for doubtful accounts of $67,000 and $103,000 respectively	142,478	83,942
Deferred Rent Receivable	225,432	137,220
Prepaid Expenses and Other Assets	662,481	1,002,250
Prepaid Pension Costs	-	1,064,843
Total Assets	$134,518,999	$47,806,589

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$486,887	$333,936
Accrued liabilities	277,982	456,166
Deferred rent liability	52,351	83,047
Tenant security deposits payable	463,706	486,861
Mortgage loans payable	5,013,415	21,143,780
Deferred income taxes	62,964,000	1,315,000
Pension costs	492,656	-
Total Liabilities	69,750,997	23,818,790

Commitments and Contingencies

Stockholders' Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,747,069
Accumulated other comprehensive (loss) income	(1,195,803)	292,031
Balance of undistributed income	48,024,109	5,762,508
	66,305,699	25,525,496

Less Cost of 241,208 Shares of Common Stock Held in Treasury	(1,537,697)	(1,537,697)
Total Stockholders' Equity	64,768,002	23,987,799
Total Liabilities and Stockholders' Equity	$134,518,999	$47,806,589

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations	Years Ended December 31,
	2012	2011	2010

Revenues
Rental income	$4,448,402	$4,886,823	$4,892,946
Rental income - tenant reimbursements	540,706	632,881	657,917
Total Rental income	4,989,108	5,519,704	5,550,863

Expenses
Rental expenses	2,308,036	2,347,400	2,218,589
General and administrative expenses	6,561,910	1,862,466	2,261,299
Strategic alternative expenses	1,013,043	29,383	-
Depreciation	900,095	876,101	803,725
Total	10,783,084	5,115,350	5,283,613

Other Income (Expense):
Interest income	86,217	1,696	1,397
Interest expense	(965,506)	(1,197,407)	(1,131,758)
Total	(879,289)	(1,195,711)	(1,130,361)

Loss Before Condemnation and Provision for Income Taxes	(6,673,265)	(791,357)	(863,111)
Income (expense) on condemnation	100,028,802	(333,308)	(109,354)
Interest income on condemnation	67,341,716	-	-
Total	167,370,518	(333,308)	(109,354)

Net Income (Loss) Before Provision for Income Taxes	160,697,253	(1,124,665)	(972,465)
Provision for Income Taxes	61,649,000	-	109,000
Net Income (Loss)	$99,048,253	$(1,124,665)	$(1,081,465)

Net Income (Loss) Per Common Share: Basic and Diluted	$66.80	$(0.84)	$(0.84)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,482,680	1,340,706	1,290,039

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,	2012	2011	2010

Net Income (Loss)	$99,048,253	$(1,124,665)	$(1,081,465)
Other Comprehensive (loss) income:
Unrecognized actuarial pension (loss) gain	(1,562,121)	69,046	1,529,666
Unrealized gain on investments	74,287
Unrealized (gain) loss on interest rate swap agreement, net	-	120,602	(120,602)
Other Comprehensive (loss) income	(1,487,834)	189,648	1,409,064
Comprehensive income (loss)	$97,560,419	$(935,017)	$327,599

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2010, 2011 and 2012
	$1 Par Value Common Stock		Additional	Accumulated Other	Balance of Undistributable	Treasury Stock		Total
	Shares	Par Value	Paid in Capital	Comprehensive Income (Loss)	Income (Deficit)	Shares	Cost	Stockholders' Equity

Balance, January 1, 2010	1,531,247	$1,531,247	$7,978,234	$(1,306,681)	$7,968,638	241,208	$(1,537,697)	$14,633,741
Net Loss	-	-	-	-	(1,081,465)	-	-	(1,081,465)
Other comprehensive income				1,409,064				1,409,064
Balance, December 31, 2010	1,531,247	1,531,247	7,978,234	102,383	6,887,173	241,208	(1,537,697)	14,961,340
Issuance of Common Shares, net of issuance costs of $248,497	192,641	192,641	9,768,835	-	-	-	-	9,961,476
Net Loss	-	-	-		(1,124,665)	-	-	(1,124,665)
Other comprehensive income				189,648				189,648
Balance, December 31, 2011	1,723,888	1,723,888	17,747,069	292,031	5,762,508	241,208	(1,537,697)	23,987,799
Net Income	-	-	-		99,048,253	-	-	99,048,253
Other comprehensive loss				(1,487,834)				(1,487,834)
Special Dividend					(56,786,652)			(56,786,652)
Other			6,436					6,436
Balance, December 31, 2012	1,723,888	$1,723,888	$17,753,505	$(1,195,803)	$48,024,109	241,208	$(1,537,697)	$64,768,002

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows	Years Ended December 31,
	2012	2011	2010

Cash Flows from Operating Activities:
Net Income (loss)	$99,048,253	$(1,124,665)	$(1,081,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,186,515	910,681	845,596
Bad debt expense	24,000	21,000	24,000
Net periodic pension benefit cost	(4,622)	24,381	229,833
Deferred income taxes	61,649,000	-	109,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(82,536)	36,738	(81,762)
Deferred rent receivable	(88,212)	(57,217)	(20,081)
Prepaid expenses and other assets	59,461	(1,603)	(197,314)
Increase (decrease) in liabilities:
Accounts payable	152,951	(358,142)	(303,587)
Accrued liabilities	(178,184)	80,442	76,572
Deferred rent liability	(30,696)	(20,026)	50,758
Tenant security deposits	(23,155)	11,138	1,514
Total adjustments	62,664,522	647,392	734,529
Net cash provided by (used in) operating activities	161,712,775	(477,273)	(346,936)

Cash Flows from Investing Activities:
Purchase of medical office buildings	-	-	(728,829)
Purchase of building improvements and equipment	(460,563)	(780,805)	(882,755)
Land development costs	(108,246)	(125,029)	(115,608)
Purchase of marketable securities	(5,332,656)	-	-
Principal repayments on investments in marketable securities	890,470	-	-
Proceeds from interest bearing time deposits	-	-	203,000
Net cash used in investing activities	(5,010,995)	(905,834)	(1,524,192)

Cash Flows from Financing Activities:
Principal payments on mortgage loans payable	(16,130,365)	(580,897)	(439,589)
Loan origination fees paid	(2,471)	(13,000)	(166,547)
Proceeds from escrow deposit	-	250,000	(250,000)
Issuance of common share, net	-	9,961,476	-
Cash distributions paid	(56,786,652)	-	-
Proceeds from mortgages	-	-	4,000,000
Other	6,436	-	-
Net cash (used in) provided by financing activities	(72,913,052)	9,617,579	3,143,864

Net increase in cash and cash equivalents	83,788,728	8,234,472	1,272,736
Cash and cash equivalents at beginning of year	10,375,994	2,141,522	868,786
Cash and cash equivalents at end of year	$94,164,722	$10,375,994	$2,141,522

Supplemental cash flow information:
Interest paid	$999,592	$1,197,407	$1,131,757

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

As of December 31, 2012, the Company had 100% ownership in two medical office parks and ten of thirteen buildings in a third medical office park, together comprising approximately 130,000 rentable square feet and a multi-tenant industrial park comprising approximately 129,000 rentable square feet.  In addition, the Company has approximately 68 acres of property in St. James, New York and an estimated 9.32% limited partnership interest (the “Grove”) in a Florida property (the “Grove Property”).

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

Years Ended December 31, 2012, 2011 and 2010

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

Buildings and improvements (years)	5	to	39
Machinery and equipment (years)	3	to	20

Tenant improvements that are unlikely to have a life beyond the tenant life are amortized over the lesser of the useful life of the asset or the tenant lease term including bargain renewals.

Revenue recognition – Base rents from rental properties are recognized on a straight-line basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet.  Certain leases also provide for tenant reimbursements of common area maintenance, other operating expenses and real estate taxes all of which are reported in tenant reimbursements on the consolidated statements of operations.  Ancillary and other property related income is recognized in the period earned.

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

Investment in Marketable Securities - The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity. Any realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, will be included in the Consolidated Statements of Operations.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If it is believed that an other-than-temporary decline exists, the Company will write down the investment to fair value and record the related write-down in the Consolidated Statements of Operations.

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Income taxes - Effective May 1, 2006, the Company operates as a REIT for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Code, to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the years ended December 31, 2012, 2011 and 2010 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

At December 31, 2012, the Company recorded deferred income tax expense of $61,649,000, which includes a federal net built-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds related to the converted Flowerfield property to Internal Revenue Code Section 1374. This Section assesses a corporate level tax, measured at the time the Company converted to a REIT, on the built-in-gain on the Flowerfield property at the time of conversion. The remaining expense relates to a corporate level income tax on the undistributed profits of the Company.

The Company’s investments in the Grove is held in a taxable REIT subsidiary (“TRS”) of the Company and is subject to federal and state income taxes. The TRS, performs non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2012, 2011 and 2010.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company follows the guidance of FASB Accounting Standards Codification, Accounting for Uncertainty in Income Taxes.  This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company’s open tax years are 2009, 2010, and 2011.

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

Years Ended December 31, 2012, 2011 and 2010

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

Comprehensive income - The Company reports comprehensive income in accordance with the guidance of FASB Accounting Standards Codification, Reporting Comprehensive Income. This statement defines comprehensive (loss) income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive (loss) income includes certain changes in equity that are excluded from net (loss) income. The Company’s comprehensive (loss) income items include net (loss) income, the unrealized change in fair value of marketable securities, interest rate swaps and unrecognized actuarial pension gains (loss).

New accounting pronouncements

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment was effective for the Company on January 1, 2012. Based on current operations, the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other  comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment was effective for the Company on January 1, 2012 and full retrospective application is required. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Years Ended December 31, 2012, 2011 and 2010

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

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  The amendments do not change the current requirements for reporting net income or oother comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012.The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications:

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2011 and 2010 to conform to the classifications used in the current year.

3.         Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  The Company has no common stock equivalents.  Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding Common Stock equivalents as of December 31, 2012, 2011 and 2010.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
BASIC	2012	2011	2010
Net income (loss)	$99,048,253	$(1,124,665)	$(1,081,465)
Weighted average number of common shares outstanding	1,482,680	1,340,706	1,290,039
Net Income (loss) per common share	$66.80	$(0.84)	$(0.84)

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Value
Mortgage-backed securities	$4,442,185	$74,287	$4,516,472

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained both AA and AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.  At December 31, 2012, marketable securities based on amortized cost, reflect a yield of approximately 2% and an adjusted duration of less than four years. The Company did not have any investments in mortgage-backed securities during the year ended December 31, 2011. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 14 – Fair Value of Financial Instruments.  None of the securities with an unrealized loss at December 31, 2012 are considered to be other-than-temporarily impaired, therefore the unrealized loss was reported in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

As of December 31, 2012 and 2011, the carrying value of the Company's investment, under the equity method, was $0. As a result, the Company did not record any of the losses for either fiscal year.

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

6.        Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Payroll and related taxes	$108,931	$285,738
Professional fees	142,856	128,686
Directors fees	19,500	19,500
Other	6,695	22,242

Total	$277,982	$456,166

7.        Mortgage and Loans Payable

Mortgage and loans payable are comprised of the following:

	December 31, 2012	December 31, 2011
Mortgage payable – Port Jefferson Professional Park (a)	$5,013,415	$5,130,831
Mortgage payable – Cortlandt Medical Center (b)	-	4,532,500
Mortgage payable – Fairfax Medical Center (c)	-	7,598,188
Mortgage payable – Flowerfield Industrial Park (d)	-	3,882,261
	$5,013,415	$21,143,780

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012.  Effective January 17, 2012, the Company negotiated an interest rate modification from 5.75% to 5% for the 5 year period February 1, 2012 through February 1, 2017 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $31,086 and will vary based upon the Fixed Rate Advance.  The Port Jefferson Mortgage was collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.  The Port Jefferson Mortgage was prepaid in full in January 2013 and was subject to a prepayment penalty of $200,129.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage was payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018, with a balloon payment due of approximately $3,168,000. The Cortlandt Mortgage was collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate became variable and floating based on the one month Libor rate plus 225 basis points, which equates to approximately 2.5% at December 31, 2011.  The Cortlandt Mortgage was prepaid in full in December 2012 without any prepayment penalties.

(c) In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage was collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and was due to mature on April 10, 2019. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company. The Fairfax Mortgage was prepaid in full in December 2012 inclusive of prepayment penalties of $133,401.

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the outstanding line of credit with AWM of $1,750,000.  The mortgage loan has a maturity date of January 2, 2031 and a floating interest rate of prime + 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  Based on prime at December 31, 2011, the bank confirmed that the interest rate will remain unchanged at the floor of 5% for calendar year 2012.  The mortgage loan was subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan was secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases. The mortgage loan was prepaid in full in December 2012 without any prepayment penalty.

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

The mortgage loans payable mature as follows:

Mortgage loan related interest expense for the years ended December 31, 2012, 2011 and 2010 approximated $ 963,000, $1,194,000 and $1,118,000, respectively.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

8.        Income Taxes

The Company files federal and state income tax returns that include all 100% owned non taxable REIT subsidiaries. The Company files separate state income tax returns for its TRS.

The tax provision for income taxes is comprised of the following:

	Years Ended December 31,
	2012	2011	2010

Deferred:
Federal	$53,505,000	-	$109,000
State	8,144,000	-	-
	$61,649,000	$-	$109,000

Deferred income tax liabilities consist of the following:

	December 31,
	2012	2011
Deferred Tax Liabilities:
Gain on condemnation	$(61,649,000)	$-
Unrealized gain on investment in Citrus Grove	(1,315,000)	(1,315,000)
Total Deferred Tax Liabilities	$(62,964,000)	$(1,315,000)

At December 31, 2012, the Company recorded deferred income tax expense of $61,649,000, which includes a federal net built-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds related to the converted Flowerfield property pursuant to Internal Revenue Code Section 1374. This Section assesses a corporate level tax, measured at the time the Company converted to a REIT, on the built-in-gain on the Flowerfield property at the time of conversion. The remaining expense relates to a corporate level income tax on the undistributed profits of the Company.

In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes.  During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014.  The previous deadline was April 30, 2013.  If the Company replaces the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of.  Pending a replacement property acquisition, the Company has recorded a provision for income taxes of $61,649,000 resulting from the condemnation award.  The provision for income taxes is directly resulting from the gain on condemnation of its real property and would reverse into income upon the purchase of like-kind property.

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

Years Ended December 31, 2012, 2011 and 2010

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. Federal Statutory Income Rate	-	-	-
State Income Tax, net of federal tax benefits	-	-	-
Deferred Taxes Resulting from the Pending Reinvestment of Condemnation Proceeds	38.4%	-%	-%
Differences Related to Investment in Citrus Grove	-%	-%	(11.2)%
	38.4%	-%	(11.2)%

9.        Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Plan”) covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the participant's termination date. Annual contributions to the Plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During 2012 and 2011, the Company was not required and did not make any contributions to the Plan.

The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over years ended December 31, 2012, 2011 and 2010 and a statement of the funded status as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Pension Benefits
Reconciliation of Benefit Obligation:
Obligation	$3,820,407	$3,111,154	$2,729,713
Service cost	182,848	155,831	168,373
Interest cost	180,173	172,147	160,832
Actuarial gain	1,475,649	225,968	180,012
Benefit payments	(1,033,501)	(120,567)	(127,776)
Amendments	-	275,874	-
Obligation	$4,625,576	$3,820,407	$3,111,154

Reconciliation at Fair Value of Plan Assets:
Fair value of plan assets, beginning of year	$4,885,250	$4,131,332	$2,450,058
Actual return on plan assets	281,171	874,485	1,809,050
Benefit payments	(1,033,501)	(120,567)	(127,776)
Fair Value of Plan Assets, end of year	$4,132,920	$4,885,250	$4,131,332
Funded Status:
(Liability) asset	$(492,656)	$1,064,843	$1,020,178
Unrecognized loss (gain)	1,270,090	(292,031)	(222,985)
Net Amount Recognized	$777,434	$772,812	$797,193

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

For the years ended December 31, 2012, 2011 and 2010, the actuarial pension (loss) gain recognized in other comprehensive income was $(1,562,121), $69,046 and $1,529,666, respectively.  At December 31, 2012, 2011 and 2010, accumulated unrecognized actuarial pension losses / (gains) of $1,270,090, $(292,031) and $(222,985) have not yet been recognized as a component of net periodic pension benefit cost.  The Company expects approximately $462,610 of the amounts in accumulated other comprehensive loss will be recognized as components of net periodic benefit expense during 2013.

The accumulated benefit obligation was $4,625,576, $3,820,407 and $3,111,154 as of December 31, 2012, 2011 and 2010, respectively.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2012, 2011 and 2010 :

	December 31,
	2012	2011	2010

Pension Benefits
Service Cost	$182,848	$155,831	$168,373
Interest Cost	180,173	172,147	160,832
Expected Return on Plan Assets	(386,056)	(324,970)	(190,278)
Amortization of prior service cost	22,576	22,576	-
Amortization of Actuarial Loss	(4,163)	(1,203)	90,906
Net Periodic Benefit Cost After Curtailments and Settlements	$(4,622)	$24,381	$229,833

	December 31,
	2012	2011	2010
Pension Benefits
Weighted-Average Assumptions
Discount rate	4.31%	4.78%	5.53%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.0%	3.00%	5.00%

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The Plan’s investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan’s desire for investment return.

The Plan had the following asset allocations as of their respective measurement dates:

	December 31,
	2012	2011
Common Stock – Gyrodyne Company of America, Inc.	59.9%	71.7%
Fixed Income Funds	17.7%	13.7%
Other Funds	22.4%	14.6%
Total	100.0%	100.0%

As of December 31, 2012	Quoted Prices In An Active Market (Level 1)
Common Stock – Gyrodyne Company of America, Inc. (shares of 34,325)	$2,473,460
Taxable Fixed Income Funds	730,725
Corporate/Foreign Bonds	588,924
US Government Agency	325,742
Money Market Funds	9,658
Accrued Income	4,411
Total	$4,132,920

There were no Level 2 or 3 inputs.

Expected approximate future benefit payments are as follows:
Years Ending December 31,	Amount

2013	$179,000
2014	171,000
2015	164,000
2016	157,000
2017	153,000
2018 – 2022	787,000

10.      Incentive Compensation Plan

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Benefits are realized upon either a change in control of the Company or upon the issuance by the Company of an “excess dividend” following certain asset sales. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan's "establishment date" price of $15.39 per share, and the per share price of the Common Stock on the closing date equivalent to 100,000 shares of Common Stock, such number of shares subject to adjustments to reflect changes in capitalization. For any individual who becomes a participant with an effective date after December 31, 2009, the trading price of the Company’s Common Stock for the 10 trading days ending on the trading day prior to the date of participation will replace the price of $15.39 for the purpose of calculating benefits.   The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%).  There are currently 110,000 units granted under the Incentive Plan equal to 110,000 shares of Common Stock, which reflects the amounts outstanding at year end for 2012, 2011 and 2010.

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

On November 19, 2012, the Board of Directors declared a special cash dividend in the amount of $56,786,652 or $38.30/share.  The dividend was payable on December 14, 2012 to stockholders of record as of December 1, 2012.  The declaration of the dividend also required cash payment to participants of the Company’s Incentive Compensation Plan in the aggregate amount of $4,213,000 to be allocated and paid to Plan participants in accordance with Plan rules.  The allocation to Plan participants are below:

PLAN PARTICPANTS	COMPENSATION	DIRECTOR FEES	Total
Board of Directors	$-	$2,380,345	$2,380,345
Chief Operating Officer	568,755	-	568,755
Former Chief Executive Officer	779,405	-	779,405
Chief Financial Officer	-	-	-
Other Employees *	484,495	-	484,495
Total	$1,832,655	$2,380,345	$4,213,000

*Approximately $315,975 of the $484,495 relate to 2012 employees which are no longer employees following the restructuring in early 2013.

At December 31, 2012 and 2011, there were no accrued liabilities under the Incentive Plan.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

As of December 31, 2012 the vested maximum benefit payable to individuals who are no longer employees of the Company is as follows:

Employees	Number of Shares under Plan	Maximum Benefit
S. Maroney- former CEO	20,350	$1,033,551
All other former employees	8,250	$446,606
Total Maximum Benefit	28,600	$1,480,156

11.      Credit Quality of Rents Receivable

The Company’s standard lease terms include rent due on the first of the month.  The Company credit terms extend a standard ten-day grace period across its tenant portfolio and in no event are credit terms extended beyond one year.

The Company manages its billing and collection process internally to enable timely identification of collection issues.  The controls and related processes enable the Company to timely identify and establish payment plans to minimizing material losses from defaults. During the years ended December 31, 2012, 2011 and 2010, the Company’s bad debt expense was $24,000, $21,000 and $24,000, respectively.  The Company determines the adequacy of its allowance for bad debt through a combination of specific identification for those leases where collectability is at risk, to a general reserve for accounts receivable that are greater than 60 days past due.

As of December 31, 2012 and 2011, respectively, the Company’s Allowance For Doubtful Accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2012	December 31, 2011
Beginning balance	$103,000	$82,000
Bad debt expense	24,000	21,000
Accounts receivable written off	(60,000)	-
Ending Balance	$67,000	$103,000

12.      Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2012 and 2011.

13.      Commitments

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, including bargain renewals, assuming no new or renegotiated leases are executed for such premises, are as follows:

Years Ending December 31,	Amount

2013	$3,794,000
2014	2,812,000
2015	2,075,000
2016	1,626,000
2017	1,176,000
Thereafter	2,530,000
$14,013,000

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Employment agreements
The compensation arrangements between the Company and its Chief Financial Officer are set forth in an Offer Letter and a Deferred Bonus Agreement, each executed on October 22, 2009, excluding base salary adjustments to date.

The compensation arrangements between the Company and its President and Chief Executive Officer, are set forth in an Offer Letter dated February 14, 2013. The agreement requires an annual salary of $250,000 plus bonus of $125,000, if he is employed by the Company as of the effective date of a Change in Control. The agreement can be cancelled by either party at any time.

As of December 31, 2012, the commitment related to severance is approximately $250,000.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$4,516,472	$4,516,472	N/A	N/A

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

During 2012, the Company invested in mortgage backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities.  A discount rate is applied to the cash flows in the model to arrive at the fair value.  Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security.  With this data, a yield curve is derived for each category of mortgage backed securities.  Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve.  As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of  distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2012 and 2011, the carrying value of the Company’s investment was $0.

15.      Equity:

There were no equity transactions or direct or indirect during 2012 other than the special dividend of $38.30 per share payable on December 14, 2012 to stockholders of record on December 1, 2012.  The special dividend resulted in a total distribution of $56,786,652.

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

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Accumulated other comprehensive income (loss) as of December 31, 2012, 2011 and 2010 was $1,195,803, $292,031 and $102,383, respectively. The balances were comprised of the following:

	December 31, 2012	December 31, 2011	December 31, 2010
Unrecorded gain on investments	$74,287	$-	$-
Unrecorded loss on the interest rate swap	-	-	(120,602)
Unrecorded income (expense) on pension	(1,270,090)	292,031	222,985
Accumulated other comprehensive (loss) income	$(1,195,803)	$292,031	$102,383

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

During 2011 there were no related party transactions.

During 2012, the Company received the proceeds from stock transactions where Mr. Lamb bought and sold stock within a restricted time frame under Section 16(b) (Short Swing Profits) of the Securities and Exchange Act of 1934.  The Company received the Short Swing Profits from Mr. Lamb of $8,586 in 2012.

17.      Significant Tenants

For the year ended December 31, 2012, rental income from the three largest tenants represented 11%, 5% and 5% of total rental income.

For the years ended December 31, 2011 and 2010, rental income from the three largest tenants represented 8%, 4% and 4% of total rental income.

18.      Supplementary Information - Quarterly Financial Data (Unaudited)

Year Ended December 31, 2012	First	Second	Third	Fourth

Rental Income	$1,187,267	$1,101,161	$1,059,576	$1,100,398
Tenant reimbursements	148,869	143,763	137,037	111,037
Total revenue	1,336,136	1,244,924	1,196,613	1,211,435
Rental Property Expense	(594,549)	(555,633)	(582,901)	(574,953)
Income from Rental Property	741,587	689,291	613,712	636,482
Income (expense) on condemnation	(63,199)	100,111,890	(17,839)	(2,050)
Interest income on condemnation	-	67,265,788	104,928	(29,000)
Net (Loss) Income	$(268,944)	$105,494,044	$(532,782)	$(5,644,065)

Net (Loss) Income Per Common Share
Basic and Diluted	$(.18)	$71.15	$(.36)	$(3.81)

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Year Ended December 31, 2011	First	Second	Third	Fourth

Rental Income	$1,260,180	$1,206,799	$1,224,553	$1,195,290
Tenant reimbursements	150,519	154,195	152,222	175,945
Total Revenue	1,410,699	1,360,994	1,376,775	1,371,235
Rental Property Expense	(625,449)	(588,960)	(562,898)	(570,093)
Income from Rental Property	785,250	772,034	813,877	801,142
Expense on Condemnation	(168,666)	(53,024)	(17,299)	(94,319)
Net Loss	$(349,155)	$(244,729)	$(152,918)	$(377,863)

Net Loss Per Common Share
Basic and Diluted	$(.27)	$(.19)	$(.12)	$(.26)

Year Ended December 31, 2010	First	Second	Third	Fourth

Rental Income	$1,186,816	$1,214,537	$1,248,784	$1,242,809
Tenant reimbursements	160,503	159,115	170,439	167,860
Total revenue	1,347,319	1,373,652	1,419,223	1,410,669
Rental Property Expense	(586,305)	(525,787)	(538,290)	(568,207)
Income from Rental Property	761,014	847,865	880,933	842,462
Expense on Condemnation	-	-	(53,361)	(55,993)
Net Loss	$(231,507)	$(219,270)	$(277,079)	$(353,609)

Net Loss Per Common Share
Basic and Diluted	$(.18)	$(.17)	$(.21)	$(.28)

19.      Condemnation:

In early July, the Company received $167,530,657 from the State of New York (the “State”) in payment of the judgments in the Company’s favor in the condemnation litigation with the State.  The amount received consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest.

Following receipt of the condemnation proceeds by the Company, New York State notified the Company of an error in the interest computation resulting in New York State overpaying interest by approximately $29,000.  The Company reviewed the notice in 2012 and remitted payment of the $29,000 in early 2013.

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

20.      Contingencies

In the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

21.      Subsequent Events

In January 2013, the Company prepaid 100% of the Port Jefferson Mortgage secured by the Port Jefferson Professional Park. (See note 6.).

In February 2013 the Company approved a form indemnification agreement that was then entered into with each Officer and member of the Board of Directors.

On February 14, 2013, the Board of Directors announced the appointment of Fred Braun III as President and Chief Executive Officer effective February 25, 2013.