Form 10-Q
period 2013-03-31
GYRODYNE CO OF AMERICA INC
filed 2013-05-10
CIK 44689

    FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended             March 31, 2013

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

Large accelerated filer      ☐                                             Accelerated filer       ☒
Non-accelerated file      ☐                                                Smaller reporting company      ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

On May 10, 2013, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.
QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2013 (Unaudited)	December 31, 2012

REAL ESTATE
Rental property:
Land	$5,163,093	$5,163,093
Building and improvements	33,398,149	33,307,858
Machinery and equipment	344,733	343,272
	38,905,975	38,814,223
Less accumulated depreciation	6,513,474	6,281,121
	32,392,501	32,533,102
Land held for development:
Land	558,466	558,466
Land development costs	1,742,763	1,715,846
	2,301,229	2,274,312
Total real estate, net	34,693,730	34,807,414

Cash and cash equivalents	88,864,560	94,164,722
Investment in marketable securities	4,108,509	4,516,472
Rent receivable, net of allowance for doubtful accounts of $73,000 and $67,000, respectively	244,266	142,478
Deferred rent receivable	220,328	225,432
Prepaid expenses and other assets	668,097	662,481
Total Assets	$128,799,490	$134,518,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$542,488	$486,887
Accrued liabilities	267,977	277,982
Deferred rent liability	90,005	52,351
Tenant security deposits payable	468,103	463,706
Pension liability	608,308	492,656
Mortgage loans payable	-	5,013,415
Deferred income taxes	62,964,000	62,964,000
Total Liabilities	64,940,881	69,750,997

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive loss	(1,222,419)	(1,195,803)
Balance of undistributed income	47,141,332	48,024,109
	65,396,306	66,305,699
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	63,858,609	64,768,002
Total Liabilities and Stockholders’ Equity	$128,799,490	$134,518,999
See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenues
Rental income	$1,099,584	$1,187,267
Rental income - tenant reimbursements	189,640	148,869
Total	1,289,224	1,336,136

Expenses
Rental expenses	662,670	594,549
General and administrative expenses	985,852	474,640
Strategic alternative expenses	341,361	193
Depreciation	232,353	224,433
Total	2,222,236	1,293,815

Other Income (Expense):
Interest income	58,381	12,846
Interest expense	(5,786)	(260,912)
Total	52,595	(248,066)

Net Loss before Condemnation Expense and Provision for Income Taxes	(880,417)	(205,745)
Expense on condemnation	(2,360)	(63,199)

Net Loss before Provision for Income Taxes	(882,777)	(268,944)
Provision for Income Taxes	-	-
Net Loss	$(882,777)	$(268,944)

Net loss per common share:
Basic and diluted	$(0.60)	$(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net loss	$(882,777)	$(268,944)
Unrealized loss on investments	(26,616)	(44,624)
Comprehensive loss	$(909,393)	$(313,568)

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(882,777)	$(268,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,973	233,444
Bad debt expense	6,000	6,000
Net periodic pension benefit cost (income)	115,652	(1,156)
Changes in operating assets and liabilities:

(Increase) decrease in assets:

Rent receivable	(107,788)	(80,843)
Deferred rent receivable	5,104	(27,097)
Prepaid expenses and other assets	(40,509)	(42,643)

Increase (decrease) in liabilities:

Accounts payable	55,601	(20,354)
Accrued liabilities	(10,005)	2,638
Deferred rent liability	37,654	77,069
Tenant security deposits	4,397	(1,041)
Total adjustments	340,079	146,017
Net cash used in operating activities	(542,698)	(122,927)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of building improvements and equipment	(98,479)	(45,063)
Land development costs	(26,917)	(28,746)
Purchases of marketable securities	-	(5,375,680)
Principal repayments on investment in marketable securities	381,347	25,469
Net cash provided by (used in) investing activities	255,951	(5,424,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	(5,013,415)	(162,081)
Loan origination fees paid	-	(2,471)
Net cash used in financing activities	(5,013,415)	(164,552)

Net decrease in cash and cash equivalents	(5,300,162)	(5,711,499)
Cash and cash equivalents at beginning of period	94,164,722	10,375,994
Cash and cash equivalents at end of period	$88,864,560	$4,664,495

Supplemental cash flow information:
Interest paid	$26,676	285,497
Taxes paid	$70,558	-

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

As of March 31, 2013, the Company has 100% ownership in two medical office parks comprising 91,796 rentable square feet, ten of fourteen buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 128,586 rentable square feet. Inclusive of the industrial park, the Company has approximately 68 acres of property in St. James, New York.  In addition, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which owns an undeveloped Florida property, the “Grove Property”.

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

2.    Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three -month periods ended March 31, 2013 and 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three -month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of March 31, 2013 and December 31, 2012 are as follows:

Period Ended		Amortized Cost	Gross Unrealized Gains	Fair Value
March 31,2013	Mortgage-backed Securities	$4,060,838	$47,671	$4,108,509
December 31, 2012	Mortgage backed Securities	4,442,185	74,287	4,516,472

The Company received $381,347 in principal repayments during the first quarter of 2013.

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, having either AA and AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.  At March 31, 2013 and December 31, 2012,  marketable securities based on amortized cost, reflect a yield of approximately 2% and an adjusted duration of less than three years and four years, respectively.  The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 11 – Fair Value of Financial Instruments.  None of the securities with an unrealized loss at March 31, 2013 and December 31, 2012 are considered to be other-than-temporarily impaired, therefore the unrealized loss was reported in the Condensed Consolidated Statement of Comprehensive Loss.

5.     Earnings per Share:

Basic earnings per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents.  The Company does not have outstanding dilutive common stock equivalents during the periods presented.  As a result, the basic and diluted earnings per share is the same.  Treasury shares have been excluded from the weighted average number of shares.

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

The Condemnation litigation with the State of New York concluded in June 2012 and the State remitted payment in early July 2012.

    The following table provides the breakdown of the condemnation proceeds received through March 31, 2013:

	Condemnation Gross Proceeds		Income Tax Provision
Gross gain from condemnation	$98,685,000	*	$61,649,000
Interest income on condemnation	67,341,716		-
Reimbursement of condemnation expenses	1,474,941		-
Total	$167,501,657		$61,649,000
* This is in addition to the initial payment of $26,315,000 received in March of 2006

Deferred income tax liabilities consist of the following:
	March 31 2013	December 31 2012

Deferred Tax Liabilities:
Gain on condemnation	$(61,649,000)	$(61,649,000)
Unrealized gain on investment in Citrus Grove	(1,315,000)	(1,315,000)
Net Deferred Income Taxes	$(62,964,000)	$(62,964,000)

At March 31, 2013 and December 31, 2012, the Company’s deferred income tax liability of $61,649,000, includes a federal net built-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds related to the converted Flowerfield property pursuant to Internal Revenue Code Section 1374.  This Section assesses a corporate level tax, measured at the time the Company converted to a REIT, on the built-in-gain on the Flowerfield property at the time of conversion.  The remaining expense relates to a corporate level income tax on the undistributed profits of the Company.

In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes.  During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014.  The previous deadline was April 30, 2013.  If the Company replaces the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of.  Pending a replacement property acquisition, the Company has recorded a provision for income taxes of $61,649,000 resulting from the condemnation award.  The provision for income taxes is a direct result of the gain on condemnation of its real property and would reverse into income upon the purchase of like-kind property.

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

In accordance with Section 1033 of the Internal Revenue Code, the Company deferred recognition of the gain from the condemnation of its real property for income tax purposes in 2007.  On June 27, 2007, June 2, 2008, and March 31, 2009 the Company acquired the Port Jefferson Professional Park, the Cortlandt Medical Center, and the Fairfax Medical Center, respectively. These purchases totaled approximately $28,805,000 and represent a reinvestment in excess of the initial condemnation proceeds of $26,315,000 in March 2006.  As a result of replacing the condemned property with like kind property prior to the April 30, 2009 Internal Revenue Service imposed deadline, the recognition of the gain is deferred until the newly acquired properties are disposed of.

 7.        Mortgage loan Payable

    Mortgage loan payable are comprised of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Mortgage payable - Port Jefferson Professional Park (a)	$-	$5,013,415
Mortgage payable - Cortlandt Medical Center (b)	-	-
Mortgage payable - Fairfax Medical Center (c)	-	-
Mortgage payable - Flowerfield Industrial Park (d)	-	-
Total	$-	$5,013,415

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage carried interest at 5.75% through February 1, 2012.  Effective January 17, 2012, the Company negotiated an interest rate modification from 5.75% to 5% for the 5 year period February 1, 2012 through February 1, 2017 and was scheduled to adjust to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Port Jefferson Mortgage was payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through its prepayment in full in January 2013, the minimum monthly installment was no less than $31,086 and varied based upon the Fixed Rate Advance.  The Port Jefferson Mortgage was collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York.  The Port Jefferson Mortgage was prepaid in full in January 2013 and was subject to a prepayment penalty of $200,129.

(b) In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage was payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018, with a balloon payment due of approximately $3,168,000. The Cortlandt Mortgage was collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate became variable and floating based on the one month Libor rate plus 225 basis points, which equated to approximately 2.5% at December 31, 2011.  The Cortlandt Mortgage was prepaid in full in December 2012 without any prepayment penalties.

(c) In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the “Fairfax Mortgage”). The Fairfax Mortgage carried interest of 5.875% through April 10, 2014 and thereafter was to adjust to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage was collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and was due to mature on April 10, 2019. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder were guaranteed by the Company. The Fairfax Mortgage was prepaid in full in December 2012 inclusive of prepayment penalties of $133,401.

(d) On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000.  A portion of the proceeds was used to retire the previously established line of credit with Asia World Marketplace LLC of $1,750,000.  The mortgage loan had a maturity date of January 2, 2031 and a floating interest rate of prime + 100 basis points with a  floor of 5%, to be adjusted once annually on its anniversary date.  Based on prime at December 31, 2011, the bank confirmed that the interest rate would remain unchanged at the floor of 5% for calendar year 2012.  The mortgage loan was subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan was secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases.  In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender had the option to require the Company to repay all or a part of the balance outstanding.  The bank did not require repayment upon receipt of the condemnation proceeds however, the Flowerfield Mortgage was prepaid in full in December 2012 without any prepayment penalties.

8.     Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for its employees and records net periodic pension benefit / cost pro rata throughout the year.  The following table provides the components of net periodic pension benefit cost for the plan for the three -months ended March 31, 2013 and 2012 including the required and expected contributions:

	Three Months Ended March 31,
	2013	2012

Pension Benefits
Service Cost	$92,763	$45,711
Interest Cost	62,909	45,043
Expected Return on Plan Assets	(81,547)	(96,514)
Amortization of prior service costs	5,644	5,644
Amortization of Actuarial Loss	35,883	(1,040)
Net Periodic Pension Benefit Cost (Income) After Curtailments and Settlements	$115,652	$(1,156)
Minimum required contribution	$-	$-
Expected contribution	$-	$-

During the three -months ended March 31, 2013, the Company did not make any contribution to the plan.  The Company does not have a minimum required contribution for the December 31, 2013 plan year, and is not expecting to make a contribution for the related plan year.

9.     Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending March 31,	Amount

2014	$3,716,000
2015	2,630,000
2016	2,008,000
2017	1,498,000
2018	1,098,000
Thereafter	1,323,000
$12,273,000

Other commitments and contingencies As of March 31, 2013, other commitments and contingencies are summarized in the below table:

Employment agreements with severance commitment contingencies	$250,000

Employment agreements - The Company has a compensation arrangement with its Chief Executive Officer and Chief Financial Officer.

10.   Recent Accounting Pronouncements

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic).  ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19.  An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The pronouncement was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The Company’s adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of the net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012.  The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013			December 31, 2012
Description	Carrying Value	Fair Value (Level 2)		Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$4,108,509	$4,108,509	*	$4,516,472	$4,516,472
*The Company received $381,347 in principal repayments during the first quarter of 2013.

During 2012, the Company purchased mortgage backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities.  A discount rate is applied to the cashflows in the model to arrive at the fair value.  Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security.  With this data, a yield curve is derived for each category of mortgage backed securities.  Each security is priced by discounting the cashflow stream by the appropriate yield found on the yield curve.  As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

The Company determined the fair value of its mortgage loans payable approximates book value at December 31, 2012 and did not have any mortgage payable at March 31, 2013.  The Company based its decision by looking at current rates available based on the Company’s estimate for nonperformance and liquidity risk, the Company’s loan to value ratio, the maturity of the debt and the underlying security for the debt.

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available.  On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of March 31, 2013, the carrying value of the Company’s investment was $0.

12.  Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012 was $(1,222,419) and $(1,195,803), respectively. The balances were comprised of the following:
	March 31, 2013	December 31, 2012
Unrecorded gain on investments	$47,671	$74,287
Unrecorded loss on pension	(1,270,090)	(1,270,090)
Accumulated other comprehensive income	$(1,222,419)	$(1,195,803)

13.  Condemnation

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

The $167.5 million payment concluded the Company’s case for just compensation, commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the “Property”) taken by the State.  The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.  The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment.  That judgment, as well as a related judgment for costs, disbursements and expenses, was affirmed by the Appellate Division and the Court of Appeals.

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

14.      Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

Item 1A.   Risk Factors.

This section discusses the most significant risk factors that affect our business, operations, financial condition and prospects, including our strategic process.  It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities.  If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected.  In that event, the value of our securities could decline.

Risks Associated with our Strategic Process

General transaction risks may impede our strategic process.

Since 2005, the Company’s strategic plan has been to position the Company so that it is best able to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of the Company’s shareholders in a tax efficient manner.  Following the receipt of the condemnation proceeds in early July 2012, the Board of Directors established a committee, the Strategic Alternatives Committee, to manage the process of exploring strategic alternatives for the Company and to make recommendations to the full Board.  As part of the process, the Company on August 10, 2012 retained Skadden, Arps, Slate, Meagher & Flom, LLP as special strategic counsel.  On August 23, 2012, the Company retained Rothschild Inc. as our financial advisor to provide advice with respect to the development of a strategy to maximize shareholder value, assist in structuring and evaluating potential transactions and/or one or more distributions, participate in negotiations relating to a transaction and solicit and evaluate indications of interest.

There can be no assurance that our strategic process will result in the consummation of any strategic transaction or, even if a transaction is approved by our Board of Directors, what will be the terms or timing of such a transaction.  In addition, this process may cause us to incur significant increased general and administrative expenses and legal and third party professional fees pursuing one or more transactions unsuccessfully or impair our relationships with our tenants.  The process may also create difficulties in preserving the commercially sensitive confidential information that we may need to disclose to other persons during this process.  If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.  In addition, the market price of our stock may be volatile as we consider strategic alternatives, and volatility may persist or be increased if and when a decision to pursue a particular alternative is announced.

We also can give no assurance that any potential transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price.  In addition, we can give no assurance that if a transaction is recommended by the Strategic Alternatives Committee, approved by our Board of Directors and recommended by our Board of Directors to our shareholders, that such transaction will be approved by our shareholders should such approval be required.  The outcome of any transaction would depend in part upon a number of factors that may be beyond our control, including, among other factors, economic and market conditions, industry trends, the interest of third parties in our assets and business and the availability of financing to potential buyers on reasonable terms or at all.

Provisions in our certificate of incorporation, our by-laws, our shareholder rights plan and New York law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing shareholders.

Provisions contained in our certificate of incorporation, our by-laws, our shareholder rights plan and New York law may have an anti-takeover effect that may delay, defer or prevent a takeover attempt and thereby prevent shareholders from receiving a “control premium” for their shares.  For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thus limiting the opportunities for our shareholders to receive a premium for their common stock over then-prevailing market prices.

These provisions include the following:

Staggered board.  Our board of directors is divided into three classes with each director generally serving for a three-year term.  This staggering of the board may discourage offers for Gyrodyne or make an acquisition of Gyrodyne more difficult, even when an acquisition is in the best interest of our shareholders.

New York anti-takeover statute.  Under New York’s anti-takeover statute, any person who acquires 20% or more of our common stock is prohibited from engaging in a business combination with us for five years unless the board has approved (i) the particular business combination or (ii) the stock purchase that put the shareholder over the 20% threshold.

Shareholder rights plan.  In 2004, we adopted a shareholder rights plan which expires in August 2014, the provisions of which are intended to deter a hostile takeover by making any proposed hostile acquisition of us more expensive and less desirable to a potential acquirer.  If a person or group acquires or announces an intention to acquire 20% or more of our outstanding common stock, each right holder (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of our common stock which are equivalent to shares of common stock having a value of twice the exercise price of the right.  If we are acquired in a merger or other business combination transaction after any such 20% threshold event, each right holder would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right. The shareholder rights plan could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which shareholders might otherwise receive a premium for their shares over then current prices.

Our incentive compensation plan and provisions in our executive officers’ employment agreements may make a change of control of our company more costly.

We have an incentive compensation plan which generally provides for a payment to participants, which include our directors, equal to the difference between $15.39 (the price per share on the establishment date) and the per-share price on the date of the change-in-control transaction multiplied by 110,000.  Liquidation proceeds that otherwise would be available to our shareholders generally will be reduced by the foregoing benefit to be paid to participants in the plan.  Moreover, inasmuch as the rights under the plan are vested, there is a risk that individual participants may elect to terminate their employment with the Company, or in the case of directors resign from the Board, without forfeiting their general right to receive benefits under the plan. Frederick C. Braun III and Gary Fitlin, our Chief Executive Officer and Chief Financial Officer, respectively, are not participants in the plan.

Our employment agreement with Mr. Braun provides for a bonus equal to $125,000 if Mr. Braun is employed by the Company as of the effective date of a change-in-control.  Under his Employment Agreement, a change-in-control means the first to occur of a change in ownership, in effective control or in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Internal Revenue Code of 1986, as amended, and its corresponding regulations.

Under our agreements with Mr. Fitlin, he is entitled to a six-month severance benefit equal to base salary and the current annual deferred bonus (pro-rated for 6 months) upon an involuntary separation from service (as defined), including a termination of employment following a change-in-control (as defined), unless Mr. Fitlin receives a bonus or other payment under an incentive compensation or other program upon a change-in-control equivalent to at least the severance benefit identified in our agreements with Mr. Fitlin.

We may not be able to deduct as an operating expense a portion or all of the above amounts paid to the executives.

The foregoing provisions may make a change of control of the Company, even if it is in the best interests of our shareholders, more costly and may reduce the amounts our shareholders would receive in a change of control transaction.

Risks Related to the Taxation of our Condemnation Proceeds

We may be subject to tax on $98,685,000 of the condemnation proceeds received with respect to our Flowerfield property.

In July 2012, the Company received $167,501,657 from the State of New York in payment of the judgments rendered in the Company’s favor in our condemnation litigation with the State.  This payment of $167,501,657 consisted of $98,685,000 in damages (condemnation proceeds), $1,474,941 of reimbursed litigation expenses and $67,341,716 in interest.  In accordance with Section 1033 of the Internal Revenue Code, the Company may defer recognition of the $98,685,000 of gain realized on receipt of the condemnation proceeds for U.S. Federal income tax purposes, subject to the Company purchasing Section 1033 replacement property.  The $67,341,716 of interest was treated as interest income to the Company and is not treated as gain subject to deferral through the purchase of Section 1033 replacement property.

If the Company replaces the condemned property with one or more Section 1033 replacement properties by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain would be deferred until the newly acquired property is disposed of.  At December 31, 2012, the Company's financial statements reflected a deferred income tax liability of $61,649,000 for the U.S. Federal income tax on the gain and other related federal and state tax liabilities.  If the Company successfully acquires Section 1033 replacement property prior to the IRS deadline, the income tax provision will be reduced if part of the $98,685,000 of proceeds is used to purchase replacement property, or eliminated if the entire amount is used.  There can be no assurance that the Company will successfully reinvest the entire $98,685,000 of proceeds within the permitted time period.

To the extent that any portion of the $98,685,000 condemnation proceeds amount is not used to purchase Section 1033 replacement property by the April 30, 2014 deadline, we may be subject to corporate level built-in gains tax, as well as certain excise taxes, on the amount not reinvested, and a portion of the amount reserved may be used to pay the Company’s tax liability, unless another means of deferring recognition of gain for U.S. Federal income tax purposes is available. To the extent the amount accrued as a tax expense is not required to actually pay federal and state tax due to the successful purchase of replacement 1033 real property or for any other reason, the accrued expense will be credited to income.  See, “Risks Related to Operating as a REIT -- We may be subject to REIT built-in gains taxes.”

Some of our acquisitions of Section 1033 replacement properties may not prove to be successful.

Our efforts to acquire Section 1033 replacement properties in order to defer recognition of the $98,685,000 of gain from our condemned property are subject to various risks inherent in acquiring real property generally, including the following:

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we could encounter unanticipated difficulties, expenditures and liabilities relating to acquired properties, including contingent liabilities

•	acquired properties may fail to perform as we expected;

•	our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for new properties;

•	acquired properties might require significant management attention that would otherwise be devoted to our ongoing business;

•
acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

•	we may be unable to consummate acquisitions in accordance with anticipated timing, on anticipated terms, or at all; and

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

The Section 1033 replacement properties we may acquire may be subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities.

If a claim were asserted against us arising from our ownership of any acquired properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.  We might also be subject to unknown liabilities with respect to properties acquired, which might include:

•	claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business;

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

•	liabilities for clean-up of undisclosed environmental contamination.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We may face competition for acquisition opportunities from other real estate investors, particularly those investors who can incur more debt and employ greater leverage.  Such well-capitalized real estate investors may include publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors.  Even if we are able to acquire a particular property, such competition may also result in an increase in the purchase price for such particular property.

Risks Related to Investment in Our Common Stock

Our common stock is thinly traded and there may not be an active, liquid trading market for our common stock.

Our common stock is thinly traded and has substantially less liquidity than the average trading market for many other publicly traded companies.  Thinly traded stocks can be more volatile than stock trading in an active public market.  Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to our announcement of developments related to our strategic process, stock performance of other companies deemed to be peers, news reports of issues related to REITs and the real estate market and market forces generally.  Over the past several years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies, including those in the real estate sector, have experienced wide price fluctuations that have not necessarily been related to operating performance.  Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance.  General market declines or market volatility in the future, especially in the real estate sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.  There is no guarantee that an active trading market for our common stock will be maintained on NASDAQ, or that the volume of trading will be sufficient to allow for timely trades.  Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited.  In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.  Therefore, our shareholders may not be able to sell their shares at the volume, prices or times that they desire.

We do not anticipate making distributions other than distributions of liquidation proceeds.

To maintain our REIT status, the Company is required to distribute to our shareholders at least 90% of our annual REIT taxable income, as defined by the Internal Revenue Code (which does not equal net income as calculated in accordance with GAAP).  We have not paid any dividends other than a special distribution of $4.00 per share in March 2007 and a special dividend of $38.30 per share in December 2012.  We have a history of losses and could experience losses in the future. While we hope to begin the process of declaring regular quarterly dividends, there can be no guarantee that we will have REIT taxable income to distribute, and we may not make any dividends or distributions in the future other than distributions of proceeds on the sale of the Company or any of our assets.

Risks Related to Operating as a REIT

The federal income tax laws governing REITs are complex.

The Company has qualified, and expects to continue to qualify, as a real estate investment trust (REIT) for federal and state income tax purposes under section 856(c)(1) of the Code.  As long as we qualify for taxation as a REIT, we generally will not be subject to federal and state income tax.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax on our taxable income at regular corporate rates.  Unless entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we lost our qualification.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. The REIT qualified requirements are based on the application of highly technical and complex regulations of the Code for which there are limited judicial or administrative interpretations.

The Company received a private letter ruling (“PLR”) in March 2011 addressing the tax impact to its REIT status of receipt of condemnation proceeds, reimbursed litigation expenses and interest.  The PLR states that the condemnation award will not be considered in determining whether we satisfy the REIT asset test under Code Section 856(c)(4), and under Section 856(c)(5)(J), the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether we satisfy the REIT gross income test under Sections 856(c)(2) and 856(c)(3). The PLR is based on certain representations and statements made by the Company in our ruling request. If such representations and statements are untrue or incomplete in any material aspect, the Company may not be able to rely on the PLR.

Failure to make distributions could subject us to tax.

In order to maintain our qualification as a REIT, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income, excluding net capital gain.  To the extent that we satisfy this distribution minimum, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income.  In addition, we will be subject to a 4.0% nondeductible federal excise tax if the actual amount that we pay out to our shareholders in a calendar year and the following January is less than the minimum amount specified under federal tax laws. Our only source of funds, other than our cash on hand, to make these distributions generally comes from rent we receive from our tenants with the exceptions being the special distributions we made in 2007 and 2012 from the condemnation proceeds received in each such year.  Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.  There was a special dividend declared in the amount of $38.30/share to shareholders of record as of December 1, 2012 and paid on December 14, 2012 resulting in a total dividend distribution of $56,786,652.

There are certain ownership requirements to maintain REIT status and we have no charter provisions to ensure compliance.

Not more than 50% of the value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made).  Furthermore, the shares must be owned by more than 100 persons during 335 days of the tax year.  Although our shareholder rights plan has a 20% ownership trigger, our certificate of incorporation contains no restrictions limiting the ownership and transfer of shares of our common stock and other outstanding shares of stock.  Consequently, if five or fewer individuals acquire ownership in excess of 50% in the aggregate of the value of our outstanding shares of stock, we may lose our REIT status.  Although our shareholder base is such that we believe we can operate in compliance with these shareholder limits despite our charter’s lack of a prohibition on five or fewer shareholders owning 50% or more of our outstanding shares, there can be no guarantee that we will continue to comply with the shareholder ownership requirements to qualify as a REIT.

Failure to qualify as a REIT would subject us to federal income tax.

If we fail to remain qualified as a REIT in any taxable year (including, but not limited to, a failure resulting from not making the minimum required distribution), and if the relief provisions were not to apply, we would be subject to federal income tax on our taxable income.  If we fail to qualify as a REIT, we would not be required to make any distributions.  In addition, any distributions that we did make would not be deductible by us. This would substantially reduce our earnings, our cash available to pay distributions, and the value of our common stock.

The resulting tax liability might cause us to borrow funds, liquidate some of our investments, or take other steps that could negatively affect our operating results in order to pay any such tax.  Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement and the relief provisions did not excuse our failure to qualify as a REIT, or if we voluntarily revoke our election, we generally would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which we failed to qualify as a REIT.

We may be subject to REIT built-in gains taxes.

We elected REIT status effective May 1, 2006.  We could be subject to significant U.S. Federal built-in gains taxes if we sold any of our real estate in a taxable transaction within the applicable holding period after our election as defined by the Internal Revenue Code. The applicable holding period is generally ten years, although the American Taxpayers Relief Act of 2012 reduced the holding period from ten years to five years for assets sold in 2012 and 2013.  If we incurred these built-in gains taxes, it could materially adversely affect our financial condition and results of operations.

Failure to qualify as a REIT may result in increased difficulty in raising capital or obtaining financing.

If we fail to remain qualified as a REIT, we may have to reduce or eliminate any planned distributions to our shareholders in order to satisfy our income tax liabilities.  Any distributions that we did make to our shareholders would be treated as taxable dividends to the extent of our current and accumulated earnings and profits.  This could result in negative investor and market perception regarding the market value of our common stock, and the value of your shares of our common stock could be reduced.  In addition, we may face increased difficulty in raising capital or obtaining financing if we fail to qualify or remain qualified as a REIT because of the resulting tax liability and potential reduction of our market valuation, including potential delisting if our market capitalization or stock price fall below the NASDAQ minimum requirements.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. For example:

•	We will be required to pay tax on undistributed REIT taxable income.

•
If we have net income from the disposition or operation of property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations and that we have elected to treat as “foreclosed property”, we must pay tax on that income at the highest corporate rate.

•
If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business.

•
If we sell or are forced to sell a property within 10 years of electing to be treated as a REIT, we could be subject to a substantial built-in gains tax that could exceed our equity in the property net of debt. See, “Risks Related to Operating as a REIT -- We may be subject to REIT built-in gains taxes.”

Complying with REIT requirements may cause us to forgo attractive investment opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. Thus, compliance with the REIT requirements may limit our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our shareholders.

Complying with REIT requirements may force us to liquidate otherwise attractive investments, which could result in an overall loss on our investments.

To maintain qualification as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets.  Any investment in securities (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if the failure was due to reasonable cause and not to willful neglect.  In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable corporate tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make our common stock less attractive to investors and reduce the market price of our common stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time.  Any new laws or interpretations may take effect retroactively and could adversely affect us or could adversely affect shareholders.

Under current law, “qualified dividends,” which include dividends from domestic C corporations paid to non-corporate shareholders are subject to a maximum tax rate of 20.0%. Dividends payable by REITs, however, generally are not treated as qualified dividends and thus do not qualify for the reduced tax rates. Accordingly, non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

The board of directors’ revocation of our REIT status without shareholder approval may decrease our shareholders’ total return.

Our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.  If we cease to be a REIT, we would become subject to federal income tax on our taxable income at regular corporate rates and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

Risks Associated with Owning and Operating Medical Office Properties

The value of our medical office parks may be affected by factors in the healthcare industry.

Approximately 131,000 square feet of our rentable space and approximately 64% of our gross revenues for 2012 are attributable to our medical office properties. Our medical office properties are subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

•	competition from other medical properties in our markets;

•	over-building of medical parks in our markets, which adversely affects occupancy and revenues at our properties;

•
hospitals servicing the local markets increasing their interest in employing private practitioners or increasing their real estate portfolio of medical office space for rent or real estate/medical practice related joint ventures;

•	reductions in medical reimbursements from Medicaid and Medicare which directly impact private practitioners;

•
unknown or unidentified adverse consequences from the recent federal healthcare legislation on private practitioners will adversely affect our medical properties in the form of rent rates and tenant reimbursements; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

Investment in medical parks is capital intensive.

Our medical properties will require periodic capital expenditures and renovation to remain competitive. Maintaining our occupancy upon renewals or locating new tenants may require rent concessions, tenant improvements or a combination of both. Additionally, the recent federal healthcare legislation has caused some medical professionals to increase their space requirements. Our ability to relocate our tenants into more suitable space within our medical parks may be limited due to the size of the suites currently vacant and the willingness of tenants to relocate within the building.  Furthermore, we may not be able to fund capital improvements and tenant improvements from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures through retained earnings is very limited.

Federal health care legislation has affected medical office real estate.

The recent federal healthcare legislation has affected medical office real estate due to the direct impact on its tenant base. While the total impact is not immediate due to the multi-year phase in period, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals.  As a result, our business is being impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces.

Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited.

The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the cost and terms of debt financing;

•	absence of liquidity in credit markets which limits the availability and amount of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•
civil unrest, acts of God, including earthquakes, floods and other natural disasters, and acts of war or terrorism, including the consequences of the terrorist acts, such as those that occurred on September 11, 2001.

In accordance with our strategic plan, we may decide to sell our properties in the future.  We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold.  We cannot assure you that we will have funds available to correct those defects or to make those improvements.  These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to shareholders.

Risks Related to Our Business and Properties

If the general economic weakness continues, our operating performance and financial results may be harmed by further declines in occupancy, average rate per square foot and tenant reimbursements.

The performance of industrial parks and the general economy have traditionally been closely linked. While medical parks traditionally have been less affected by economic downturns, the combination of the recent federal healthcare legislation and the ongoing general economic weakness has adversely affected private medical professional practitioners and demand for medical office space.  We incurred a net loss before condemnation income of approximately $6.7 million for our 2012 fiscal year and approximately $880,000 for our three-month period ended March 31, 2013.  A prolonged economic downturn may produce continued losses.  A continued weak economy may adversely and materially affect our industry, business and results of operations and we cannot predict how long the weak economy might continue.  Moreover, reduced revenues as a result of the weak economy will also reduce our working capital and impact our long-term business strategy. The additional costs associated with pursuing our strategic process will further reduce our working capital.

We are subject to risks stemming from the New York State budget crisis.

Our industrial park borders on Stony Brook University and the University’s leases with us represent over 8% of our overall rentable space.  The New York State budget crisis has put additional pressure on Stony Brook University, part of the State University of New York system, to cut costs and there is no guarantee that it will continue to renew leases for equivalent space in the future.  Furthermore, many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University.

Our ability to make future distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to our shareholders. However, several factors may make us unable to declare or pay distributions to our shareholders, including poor operating results and financial performance or unanticipated capital improvement costs on our properties.

The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our financial performance and capital expenditure requirements. We cannot assure you that we will generate sufficient cash to fund distributions.

Geographic concentration of our initial properties will make our business vulnerable to economic downturns in the New York metropolitan area.

With the exception of the Fairfax Medical Center, all of our properties are located in the New York metropolitan area, specifically Northern Westchester and eastern Long Island. Economic conditions in these locations will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas.  Any resulting oversupply or reduced demand for space in the New York metropolitan area would therefore have a disproportionate negative impact on our revenues.

We are subject to risks associated with renovations and capital improvements.

Our properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, elevators, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2012 and for the three-month period ended March 31, 2013, we spent approximately $455,000 and $94,000, respectively, on capital improvements to our real estate portfolio. Capital improvements and renovation projects may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs associated with capital improvements on our properties could adversely affect our financial condition.

Risks associated with our investment in Callery-Judge Grove, L.P.

We own a 9.3% limited partnership interest in Callery-Judge Grove, L.P., a New York limited partnership (the “Grove”), which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida.  The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by state and local municipal authorities.  We face several risks inherent in ownership of a minority interest in a limited partnership.

We account for the investment under the equity method. As of March 31, 2013, the carrying value of our investment was $0. We cannot predict what, if any, value we will ultimately realize from this investment.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees.  We are a limited partner in the Grove and are not a guarantor of any debt related to the Grove. The investment is held in a taxable REIT subsidiary where we have $1,315,000 deferred tax liability related to the Grove.

We are limited in our ability to transfer our interest in the Grove; our interest can only be assigned or transferred upon the terms and conditions set forth in the limited partnership agreement.  Those restrictions may at times preclude a transfer of our interest.  We may not transfer our interest without prior written notice to, and receiving consent, in writing and at the sole discretion, of the Grove’s managing partner.  The transferee must also provide the Grove’s general partner with an opinion of counsel that the transfer will not violate any securities, tax or other laws or rules and will not affect the tax status or treatment of the Grove.  No public market for the Grove’s interests exists or is contemplated in the foreseeable future.

Since limited partners do not participate in management of the Grove’s business, we must rely on the general partner to adequately manage the Grove’s affairs.  The general partner of the Grove controls the Grove and is in a position to exercise sole decision-making authority regarding the Grove’s property including, but not limited to, the method and timing of disposition of the property. We do not participate in the management or control of the Grove or the conduct of its business.  We have only limited voting rights with respect to the Grove’s affairs. We must rely upon the fiduciary responsibility and judgment of the managing partner of the Grove to manage the Grove’s affairs in the best interests of the limited partners.

Our investment in the Grove is in a taxable REIT subsidiary and is subject to federal and state income tax on any taxable income from the investment.  As a limited partner in the Grove, we have minimal influence over its management and operations.  Substantial income from the Grove, either through debt forgiveness or operations, could exceed our historical losses resulting in a tax liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company.  References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three -months ended March 31, 2013.

Forward Looking Statements.  The statements made in this Form 10-Q that are not current or historical facts contain “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” or “continue,” the negative thereof, other variations or comparable terminology.  These forward-looking statements are based on the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, include, but are not limited to, risks and uncertainties relating to the process of exploring strategic alternatives, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, risks and uncertainties relating to Gyrodyne’s undeveloped property in St. James, New York, uncertainties associated with the Company’s reinvestment of the condemnation proceeds under Section 1033, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Quarterly Report, or in the documents it incorporates by reference into this Quarterly Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of March 31, 2013, the Company has 100% ownership in two medical office parks comprising 91,796 rentable square feet, ten of fourteen buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 128,586 rentable square feet.  Inclusive of the industrial park, the Company has approximately 68 acres of property in St. James, New York.  In addition, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which owns an undeveloped Florida property, the “Grove Property”.

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

Our properties are concentrated in New York State and Northern Virginia. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. The principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Part I” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these factors.

The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to  negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through early 2013 have emerged, it is not possible for us to quantify the timing and impact of the recovery on our future financial results.  The length and depth of the economic recession combined with the slow economic recovery has continued to negatively impact the real estate industry. Additionally, the Company stated in its 2010 through 2012 periodic filings that it believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their very nature, expire over time resulting in the vacancy impact of an economic slowdown occurring over a similar period of time as tenants cannot reduce their space demands until their leases expire.  The continuation of negative absorption rates into the first quarter in many regions across the country, including Long Island, continue to confirm the impact of the economic volatility.

Fiscal Cliff:  The Company’s business could also be adversely impacted by the recent automatic cuts in Federal spending.  The American Taxpayer Relief Act (ATRA) of 2012, referred to generally as the fiscal cliff deal, delayed until March 1, 2013, the automatic spending cuts of nearly $1 trillion over the next 10 years (commonly known as “sequestration”) that were included under the Budget Control Act of 2011.  These spending cuts include a 2% cut to Medicare providers and suppliers.  Medicaid is exempt from these cuts.  Cuts to Medicare reimbursement could have an adverse effect on our tenants’ results of operations and financial condition.  The economic impact of the sequester in the US is the subject of much debate and is not yet known.  The Company maintains a medical building in Fairfax Virginia which may be adversely affected by any sharp reduction in government spending and employment in the Washington DC area.  The short term and long term economic impact of the sequestration will not be known until the actual spending cuts are implemented and the economic impact of the changes in the budget and taxes are known.  Similar to the Health Care Legislation discussed in our 10-K for the year ended December 31, 2012, it will take an extended number of years to understand the impact of any changes brought about from the sequester.

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

As of March 31, 2013, the average effective rental revenue per square foot adjusted for tenant improvements was $18.72 compared to $18.77 on December 31, 2012.  The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy:  We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events.  This strategy involves a balance between preserving capital and improving the market value of our real estate portfolio.  Our objectives are as follows:

•	managing our portfolio to improve our operating cash flow while simultaneously increasing the market values of the underlying operating properties;

•	focusing use of capital to that which preserves or improves the market value of our real estate portfolio;

•	maximizing FFO and company adjusted FFO (“AFFO”);

•	managing the strategic process being pursued with our financial advisors;

•
managing the tax exposure related to the condemnation proceeds which may include reinvestment of such proceeds in one or more acquisitions that meet the like-kind exchange requirements under Section 1033 of the Internal Revenue Code.

•	continuing to consider the re-zoning effort of the Flowerfield property to maximize its value;

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

We believe these objectives help us achieve our strategic plan in the long term and strengthen our business and enhance value of our underlying real estate portfolio in the short term.

First Quarter 2013 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended March 31, 2013.

Investments – The Company received principal payments during the first quarter of approximately $381,000 from its prior year investment in conforming agency fixed rate mortgage pass through securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation).  The portfolio is currently generating a yield of approximately 2%.

During January 2013 the Company prepaid the entire outstanding balance of its remaining mortgage as follows:

PROPERTY RELATED MORTGAGE	MORTGAGE BALANCE	PREPAYMENT PENALTY	TOTAL
Port Jefferson Professional Park	5,013,415	200,129	5,213,544
Total	$5,013,415	$200,129	$5,213,544

In addition to the above, the Company wrote off capitalized loan origination fees of $40,222 associated with the prepayment of the Port Jefferson Professional Park mortgage in January 2013.

Leasing – During the three months ended March 31, 2013, the Company executed 10 lease renewals encompassing approximately 12,000 square feet, and approximately $187,000 in annual revenue.  In addition, the Company entered into 2 new leases encompassing approximately 2,000 square feet and $26,000 in annual revenue.  The Company did not have any lease terminations during the three month period ending March 31, 2013. The Company realized a decrease in net deferred revenue of approximately $32,000.

The new leases and lease extensions signed during the first quarter included tenant improvement allowances which the Company estimates at a cost of less than $5,000, and no rent abatements.  There were lease commissions incurred  by the Company during the first quarter of approximately $6,000 affiliated with total lease commitment revenues over the term of the respected leases of $101,400.

Subsequent to quarter end, the Company signed one new lease encompassing 1,248 square feet and approximately $15,000 in annual revenue. Additionally, the Company signed 4 renewals comprising 5,068 square feet and approximately $71,000 in annual revenue.

The continued economic volatility for small businesses and medical practitioners have impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives.  During 2012 through March  2013, medical office parks and industrial parks experienced degradation in both rental rates and occupancy.  Rental revenues were $1,099,584 and $1,100,398 for the three months ended March 31, 2013, and December 31, 2012, respectively, a quarter over quarter decrease of $814.  Although the Company successfully avoided portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery.  The below table reflects the Company’s rental revenue at its industrial park vs the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	First Quarter Ended March 31,2013	Fourth Quarter Ended December 31, 2012
Industrial Park Rental Revenue	$426,753	$424,809
Combined Medical Park Rental Revenue	$672,831	$675,589

Occupancy Rate Industrial Park	87%	85%
Occupancy Rate Combined Medical Parks	78%	78%
Total Occupancy Rate	83%	82%
Average Effective Rental rate per square foot – Industrial Park	$13.82	$13.98
Effective Rental Rate per square foot- Medical Parks	$24.04	$23.84
Average Total Effective rental rate per square foot	$18.72	$18.77

Our leasing activity has resulted in total lease commitments as of March 31, 2013 and December 31, 2012 of $12,273,000 and $14,013,000, respectively, a decrease of $1,740,000.  There were no terminations during the quarter and two new leases.  The Company has launched aggressive leasing strategies at each of its medical parks. Based on the level of broker interest and the letters of intent from prospective tenants, the Company is forecasting an increase in occupancy rates. In addition, the Company has not experienced any terminations subsequent to the first quarter ending March 31, 2013. During the first  quarter the Company did not incur significant tenant improvements to attract new tenants.  However, the economy continues to be challenging and to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Governance

Frederick C. Braun III was appointed to the position of President and CEO by the Gyrodyne Board of Directors effective February 25, 2013.  Gary Fitlin, the Company’s Interim President and Chief Executive Officer is remaining with the Company under his role since 2009 as Chief Financial Officer and Treasurer.

Director Compensation

Effective January 1, 2013, the Board of directors authorized an increase in annual director fees to $42,000 per year (which includes attendance at board meetings and committee meetings) and an increase in the Chairman’s fee to $36,000 per year for a total of $78,000 per year.  The increase was authorized to compensate the directors, including the chairman, for the significantly greater role, responsibilities and time commitment of the directors, as well as enhanced potential legal and reputational risks, resulting from the Company’s strategic process.

Strategic Alternatives

Following the receipt of the condemnation proceeds in early July 2012, the Board of Directors established a committee to pursue strategic alternatives, including managing the process of selecting legal and financial advisors and making committee recommendations to the Board of Directors.  As part of the process, on August 10, 2012 the Company retained Skadden, Arps, Slate, Meagher & Flom, LLP as special strategic counsel and on August 23, 2012 the Company retained Rothschild Inc. as its financial advisor.  The Company amended the agreement with Rothschild on January 31, 2013, modifying the monthly advisory fees from $100,000 to $50,000 for February and an optional $50,000 for March 2013, payable solely at the Company’s discretion with no further monthly retainer fees payable thereafter.  Except for the reduction in monthly advisory fees as described above, the agreement remains in full force and effect and Rothschild continues to serve as the Company’s financial advisor to help the Company and its Board of Directors maximize shareholder value.  Strategic alternative expenses incurred for the quarter ended March 31, 2013 were $341,361. During April 2013, the Strategic Alternative Committee authorized payment of the optional $50,000 March fee which will be expensed in the second quarter.

Restructuring

The Company incurred restructuring costs of approximately $64,000 to position it for one or more tax efficient liquidity events.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes.  In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality.   On a regular basis, we evaluate our assumptions, judgments and estimates.    However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.  We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared with the Three Months Ended March 31, 2012.

Rental revenues are comprised solely of rental income and amounted to $1,099,584 and $1,187,267 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $87,683 or approximately 7%.  The Port Jefferson Professional Park, Cortlandt Manor Medical Center and Fairfax Medical Center all experienced a decrease in revenue; amounting to $14,240, $79,706, and $23,610, respectively.  The Flowerfield Industrial Park experienced an increase of $29,873.  The reduction in revenue at the Port Jefferson Professional Park is the result of a termination at the end of the second quarter of 2012 representing 2,652 square feet and annual revenue of approximately $79,000.  The reduction in revenue at the Cortlandt Manor Medical Center is the result of two vacancies created during the first quarter and fourth quarter of 2012 representing total vacant square footage of 6,710 square feet and approximately $208,000 in annual revenue.   The reduction in revenue at the Fairfax Medical Center was primarily related to a 1,969 square foot increase in vacancy from the first quarter 2012 rate which reflects approximately $77,000 in annual revenue and a reduction in rate per square foot on new leases.  The increase at Flowerfield was attributable to the growing occupancy rate which is now at 87% vs 84% at the end of the quarter ended March 31, 2012.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants.  Tenant reimbursements were $189,640 and $148,869 for the three months ended March 31, 2013 and 2012, respectively, an increase of $40,771 or approximately 27%.  The tenant reimbursement increase was mainly attributable to a spike in expenses that are reimbursable by its tenants as the Company continues to aggressively manage operating expense reimbursements.

Rental expenses for the three months ended March 31, 2013 and 2012 were $662,670 and $594,549, respectively, an increase of  $68,121 or 11%.  Approximately $20,000 of the increase was due to an increase in real estate taxes.  The remaining difference is primarily related to an increase in maintenance costs of approximately $24,000 and utilities of $14,000.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $985,852 and $474,640, respectively, an increase of $511,212.  The major contributing factors to the increase were the prepayment penalty on the Port Jefferson Mortgage and related costs of approximately $205,000  and the write-off of the loan origination fees of approximately $40,000.  Additional increases resulted from noncash pension expense of approximately $116,000, corporate governance expenses of approximately $77,000 and a restructuring charge of approximately $64,000.

Strategic alternative expenses for the three months ended March 31, 2013 and 2012 were $341,361 and $193, respectively.  The Company engaged transaction counsel and financial advisors in the third quarter of 2012 and the costs incurred to date reflect the consulting fees to transaction counsel, financial advisors and other professional consultants.  During the first quarter 2013, the Company amended its agreement with financial advisors where it no longer pays a retainer beyond the first quarter but the firm remains engaged under the remaining terms of the engagement.  Therefore, future costs to pursue strategic alternatives are expected to significantly drop excluding any success fee for a transaction, when and if such a transaction occurs.

Depreciation expense for the three months ended March 31, 2013 and 2012 was $232,353 and $224,433, respectively, an increase of $7,920 or 4%.  The increase is mainly attributable to the 2012 renovations in the developed property portfolio.

Interest income was $58,381 and $12,846 for the three months ended March 31, 2013 and 2012, respectively.  The increase in interest income is mainly attributable to the purchase of hybrid mortgage backed securities during February and March of 2012 and the deposit of the condemnation proceeds in interest bearing savings accounts and money markets.

Interest expense for the three months ended March 31, 2013 and 2012 was $5,786 and $260,912, respectively.  The decrease was attributable to the repayment of the outstanding mortgages in late 2012 and early January 2013.

Net loss before condemnation and provision for income taxes was $(880,417) and $(205,745), for the three months ended March 31, 2013 and 2012, respectively.  The primary factors driving the increase in loss was the strategic alternative expenses of $341,361 and costs of approximately $245,000 associated with the early repayment of the mortgage supplemented by the remaining items discussed above.

Condemnation expenses for the three months ended March 31, 2013 and 2012 were $2,360 and $63,199, respectively.  The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

There was no provision or benefit for income taxes for the three months ended March 31, 2013 and 2012.

The Company is reporting a net loss of $(882,777) and $(268,944) for the three months ended March 31, 2013 and 2012, respectively,  primarily due to the strategic alternative expenses of $341,361, and costs of approximately $245,000 associated with the early repayment of the mortgages and related costs supplemented by the remaining items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows:  As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through a combination of cash on hand and debt.

As of March 31, 2013, the Company had cash and cash equivalents, totaling approximately $88.9 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $4.1 million.  The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of strategic alternatives over the next twelve months.  In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses, and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results.

Net cash used in operating activities was $542,698 and $122,927 during the three months ended March 31, 2013 and 2012, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses.   The cash used in the current period was primarily related to strategic alternative expenses of $341,361 and prepayment penalties and related costs of approximately $205,000 associated with the early repayment of the outstanding mortgage on the Port Jefferson Professional Park. The cash used in operating activities in the prior period was primarily related to condemnation costs of $63,199 and an increase in accounts receivable net of deferred rents of $30,871.

Net cash provided by (used in) investing activities was $255,951 and $(5,424,020) during the three months ended March 31, 2013 and 2012, respectively. Cash provided by investing activities in the current period was primarily due to the receipt of principal repayments on the investment made in the prior period.  Cash used in investing activities in the prior period was primarily attributable to the purchases of securities of approximately $5.4 million.

Net cash used in financing activities was $5,013,415 and $164,552 during the three months ended March 31, 2013 and 2012, respectively.  The cash used in financing activities in the current period is primarily related to the early repayment of the outstanding mortgage obligation on the Port Jefferson Professional Park.  The cash used in financing activities in the prior period was primarily comprised of scheduled principal payments on the Company’s debt service obligations of $162,081.

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

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the “Grove”, which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents an estimated 9.32% interest in the Grove.  The Company is accounting for the investment under the equity method.  As of March 31, 2013, the carrying value of the Company’s investment was $0.  The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	0	*	*	*	*
Operating lease obligations	$14,665	$2,933	$5,866	$5,866	-
Total	$14,665	$2,933	$5,866	$5,866	-
* Port Jefferson Mortgage was prepaid in full in January 2013.  Additional information can be found in Note 7 to the Financial Statements above.

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

We also present Company adjusted FFO (“AFFO”), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO  should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods, 2008 through 2013

The following table provides the reconciliation of net income to FFO and AFFO for the quarters ended March 31, 2013 and 2012, respectively:

	Quarter Ended March 31,
	2013	2012
Net Income	$(882,777)	$(268,944)
Depreciation and amortization	232,353	224,433
Amortization of capitalized leasing costs	17,070	13,653
Funds from Operations (“FFO”)	$(633,354)	$(30,858)

Company adjustments to FFO
Restructuring costs	64,237	-
Director fees for strategic alternatives	24,000	-
Costs to pursue strategic alternatives	341,361	193
Condemnation costs during period income is not recognized	2,360	63,199
Debt prepayment penalties and related costs	244,999	-
Company adjusted Funds from Operations (“AFFO”)	$43,603	$32,534
Per share amounts – basic and diluted
Net loss	(.60)	(.18)
Funds from operations	(.43)	(.02)
Company adjusted funds from operations	.03	.02

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2013. As of March 31, 2013, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, having either AA and AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2012.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

The $167.5 million payment concluded the Company’s case commenced in 2006 for just compensation for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the “Property”) taken by the State.  The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.  The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment.  That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

The Company recorded income of $167,425,729 including interest through June 30, 2012 in the quarter then ended and recorded the balance of the interest earned through July 3, 2012 of $104,928 in the financial statements for the third quarter ended September 30, 2012.

Following notification from the State, the Company returned $29,000 due to an error in the original interest calculation and remittance which was prepared by New York State.

In addition to the foregoing, in the normal course of business, the Company is a party to various legal proceedings.  After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

Items 2 through 5 are not applicable to the Company in the three months ended March 31, 2013.

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

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (6)

10.3	Indemnification Agreement with Officers. (6)

10.4	Employment Agreement with Frederick C. Braun III dated February 13, 2013. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (6)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INS**	XBRL Instance

101.SCH**XBRL	Taxonomy Extension Schema

101.CAL**XBRL	Taxonomy Extension Calculation

101.DEF**XBRL	Taxonomy Extension Definition

101.LAB**XBRL	Taxonomy Extension Labels

101.PRE**XBRL	Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and ExchangeCommission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013.

(6)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: May 10, 2013	/s/ Frederick C. Braun III
By Fredeick C. Braun III
President and Chief Executive Officer

Date: May 10, 2013	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2
Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (6)

10.3	Indemnification Agreement with Officers. (6)

10.4	Employment Agreement with Frederick C. Braun III dated February 13, 2013. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (6)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (6)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INS**	XBRL Instance

101.SCH**XBRL	Taxonomy Extension Schema

101.CAL**XBRL	Taxonomy Extension Calculation

101.DEF**XBRL	Taxonomy Extension Definition

101.LAB**XBRL	Taxonomy Extension Labels

101.PRE**XBRL	Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and ExchangeCommission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013.

(6)	Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.