Form 10-Q
period 2013-06-30
GYRODYNE CO OF AMERICA INC
filed 2013-08-09
CIK 44689

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2013

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

Non-accelerated filer ☐                                                    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

On August 9, 2013, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.

QUARTER ENDED JUNE 30, 2013

          Seq. Page

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

REAL ESTATE
Rental property:
Land	$5,163,093	$5,163,093
Building and improvements	33,580,785	33,307,858
Machinery and equipment	344,733	343,272
	39,088,611	38,814,223
Less accumulated depreciation	6,751,791	6,281,121
	32,336,820	32,533,102
Land held for development:
Land	558,466	558,466
Land development costs	1,769,680	1,715,846
	2,328,146	2,274,312
Total real estate, net	34,664,966	34,807,414

Cash and cash equivalents	88,528,298	94,164,722
Investment in marketable securities	3,776,530	4,516,472
Rent receivable, net of allowance for doubtful accounts of $79,000 and $67,000, respectively	131,977	142,478
Deferred rent receivable	223,559	225,432
Prepaid expenses and other assets	960,246	662,481
Total Assets	$128,285,576	$134,518,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$518,278	$486,887
Accrued liabilities	226,426	277,982
Deferred rent liability	83,967	52,351
Tenant security deposits payable	478,113	463,706
Mortgage loans payable	-	5,013,415
Deferred income taxes	62,964,000	62,964,000
Pension cost liability	668,950	492,656
Total Liabilities	64,939,734	69,750,997

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive loss	(1,290,449)	(1,195,803)
Balance of undistributed income	46,696,595	48,024,109
	64,883,539	66,305,699
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	63,345,842	64,768,002
Total Liabilities and Stockholders’ Equity	$128,285,576	$134,518,999

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Rental income	$2,204,086	$2,288,428	$1,104,502	$1,101,161
Rental income - tenant reimbursements	305,396	292,632	115,756	143,763
Total	2,509,482	2,581,060	1,220,258	1,244,924

Expenses
Rental expenses	1,270,603	1,150,182	607,933	555,633
General and administrative expenses	1,564,615	950,448	581,763	475,808
Strategic alternative expenses	651,629	1,814	307,268	1,621
Depreciation	470,670	447,756	238,317	223,323
Total	3,957,517	2,550,200	1,735,281	1,256,385

Other Income (Expense):
Interest income	128,629	41,778	70,248	28,932
Interest expense	(5,748)	(513,017)	38	(252,105)
Total	122,881	(471,239)	70,286	(223,173)

Net Loss before Condemnation Expense and Provision for Income Taxes	(1,325,154)	(440,379)	(444,737)	(234,634)
Income (expense) on Condemnation	(2,360)	100,048,691	-	100,111,890
Interest Income on Condemnation	-	67,265,788	-	67,265,788
Net (Loss) Income before Provision for Income Taxes	(1,327,514)	166,874,100	(444,737)	167,143,044
Provision for Income Taxes	-	61,649,000	-	61,649,000
Net (Loss) Income	$(1,327,514)	$105,225,100	$(444,737)	$105,494,044

Net (loss) income per common share:
Basic and diluted	$(0.90)	$70.97	$(0.30)	$71.15

Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(1,327,514)	$105,225,100	$(444,737)	$105,494,044
Unrealized (loss) gain on investments	(94,646)	14,442	(68,030)	59,066
Comprehensive (loss) income	$(1,422,160)	$105,239,542	$(512,767)	$105,553,110

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,327,514)	$105,225,100
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	514,012	465,954
Bad debt expense	12,000	(48,511)
Net periodic pension benefit cost (income)	176,294	(2,311)
Deferred income taxes	-	61,649,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(1,499)	13,055
Deferred rent receivable	1,873	(49,652)
Condemnation proceeds receivable	-	(167,425,729)
Prepaid expenses and other assets	(330,517)	(197,687)
Increase (decrease) in liabilities:
Accounts payable	31,391	6,421
Accrued liabilities	(51,556)	(18,173)
Deferred rent liability	31,616	43,332
Tenant security deposits	14,407	(41,952)
Total adjustments	398,021	(105,606,253)
Net cash used in operating activities	(929,493)	(381,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(284,978)	(155,997)
Land development costs	(53,834)	(55,194)
Purchases of marketable securities	-	(5,366,421)
Principal repayments of investments in marketable securities	645,296	185,165
Net cash provided by (used in) investing activities	306,484	(5,392,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	(5,013,415)	(305,983)
Loan origination fees paid	-	(2,471)
Net cash used in financing activities	(5,013,415)	(308,454)

Net decrease in cash and cash equivalents	(5,636,424)	(6,082,054)
Cash and cash equivalents at beginning of period	94,164,722	10,375,994
Cash and cash equivalents at end of period	$88,528,298	$4,293,940

Supplemental cash flow information:
Interest paid	$26,637	$518,317
Income Taxes paid	$70,558	$-

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company:

Gyrodyne Company of America, Inc. ("Gyrodyne" or the "Company") is a self-managed and self-administered real estate investment trust ("REIT") formed under the laws of the State of New York. The Company manages its business as one segment. The Company’s primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties, located in the Northeast and mid – Atlantic regions of the United States. Substantially all of the Company’s rental properties are subject to net leases in which the tenant must reimburse Gyrodyne for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that the Company is responsible for certain operating costs.

As of June 30, 2013, the Company has 100% ownership in two medical office parks comprising 91,796 rentable square feet, ten of fourteen buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 128,586 rentable square feet. Inclusive of the industrial park, the Company has approximately 68 acres of property in St. James, New York. In addition, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a limited partnership, which owns an undeveloped Florida property, the"Grove Property".

The Company has qualified, and expects to continue to qualify as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986 as amended (the "Code"). Accordingly, the Company generally will not be subject to federal and state income tax, provided that the Company distribute at least 90% of our REIT taxable income, as defined under the Code, in the form of a dividend to shareholders each year and comply with various other requirements. As a result of the REIT Modernization Act of 1999, the Company is permitted to participate in certain activities without jeopardizing its REIT status which would have previously been precluded, provided the Company conducts these activities through an entity that elects to be treated as a taxable REIT subsidiary ("TRS") under the Code. The Company has one TRS, the only asset being its investment in the Grove, which will be subject to federal and state income tax on the income from these activities.

2.    Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended June 30, 2013 and 2012.

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

The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

4.     Investment in Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity. The realized gains and losses on the sale of securities, if any, as determined on a first-in, first-out basis, is included in the Consolidated Statements of Operations.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Consolidated Statements of Operations.

The historical cost and estimated fair value of investments in marketable securities available for sale as of June 30, 2013 and December 31, 2012 are as follows:

Period Ended		Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
June 30, 2013	Mortgage-backed Securities	$3,796,896	$(20,366)	$3,776,530
December 31, 2012	Mortgage backed Securities	4,442,185	74,287	4,516,472

The Company received $645,296 in principal repayments during the first six months of 2013.

The Company’s investment is in conforming agency fixed rate mortgage pass through securities ("mortgage-backed securities)", having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.  At June 30, 2013 and December 31, 2012, marketable securities based on amortized cost, reflect a yield of approximately 2% and an adjusted duration of less than three years and four years, respectively. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 11 – Fair Value of Financial Instruments. None of the securities with an unrealized loss at June 30, 2013 and December 31, 2012 are considered to be other-than-temporarily impaired; therefore the unrealized loss was reported in the Condensed Consolidated Statement of Comprehensive Loss.

5.    Earnings per Share:

Basic earnings per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. The Company did not have outstanding dilutive common stock equivalents during the periods presented. As a result, the basic and diluted earnings per share is the same. Treasury shares have been excluded from the weighted average number of shares.

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

The Condemnation litigation with the State of New York concluded in June 2012 and the State remitted payment in early July 2012.

The following table provides the breakdown of the condemnation proceeds received through June 30, 2013:

	Condemnation	Income Tax
	Gross Proceeds	Provision
Gross gain from condemnation	$98,685,000	$61,649,000
Interest income on condemnation	67,341,716	-
Reimbursement of condemnation expenses	1,474,941	-
Total	$167,501,657	$61,649,000

 Deferred income tax liabilities consist of the following:

	June 30	December 31
	2013	2012

Deferred Tax Liabilities:
Gain on condemnation	$(61,649,000)	$(61,649,000)
Unrealized gain on investment in Citrus Grove	(1,315,000)	(1,315,000)
Net Deferred Income Taxes	$(62,964,000)	$(62,964,000)

At June 30, 2013 and December 31, 2012, the Company’s deferred income tax liability of $61,649,000 includes a federal net built-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds related to the converted Flowerfield property pursuant to Internal Revenue Code Section 1374. This Section assesses a corporate level tax, measured at the time the Company converted to a REIT, on the built-in-gain on the Flowerfield property at the time of conversion. The remaining liability relates to a corporate level income tax on the undistributed profits of the Company.

In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the proceeds received from litigation following condemnation of its real property for income tax purposes. During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014. The previous deadline was April 30, 2013. If the Company replaces the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is disposed of. Pending a replacement property acquisition, the Company has recorded a provision for income taxes of $61,649,000 resulting from the condemnation award. The provision for income taxes is a direct result of the gain on condemnation of its real property and would reverse into income upon the purchase of like-kind property.

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

In accordance with Section 1033 of the Internal Revenue Code, the Company deferred recognition of the gain from the proceeds received from litigation following condemnation of its real property for income tax purposes in 2007. On June 27, 2007, June 2, 2008, and March 31, 2009 the Company acquired the Port Jefferson Professional Park, the Cortlandt Medical Center, and the Fairfax Medical Center, respectively. These purchases totaled approximately $28,805,000 and represent a reinvestment in excess of the initial condemnation proceeds of $26,315,000 in March 2006. As a result of replacing the condemned property with like kind property prior to the April 30, 2009 Internal Revenue Service imposed deadline, the recognition of the gain is deferred until the newly acquired properties are disposed of.

7.     Mortgage loan Payable

Mortgage loan payable are comprised of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Mortgage payable - Port Jefferson Professional Park (a)	$-	$5,013,415
Total	$-	$5,013,415

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the "Port Jefferson Mortgage"). The Port Jefferson Mortgage carried interest at 5.75% through February 1, 2012. Effective January 17, 2012, the Company negotiated an interest rate modification from 5.75% to 5% for the 5 year period February 1, 2012 through February 1, 2017 and was scheduled to adjust to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance ("Fixed Rate Advance") thereafter. The Port Jefferson Mortgage was payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through its prepayment in full in January 2013, the minimum monthly installment was no less than $31,086 and varied based upon the Fixed Rate Advance. The Port Jefferson Mortgage was collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York. The Port Jefferson Mortgage was prepaid in full in January 2013 and was subject to a prepayment penalty of $200,129.

Mortgages Prepaid in Full in 2012

In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the "Cortlandt Mortgage"). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage was payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018, with a balloon payment due of approximately $3,168,000. The Cortlandt Mortgage was collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate became variable and floating based on the one month Libor rate plus 225 basis points, which equated to approximately 2.5% at December 31, 2011. The Cortlandt Mortgage was prepaid in full in December 2012 without any prepayment penalties.

In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC ("VHC"), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the "Fairfax Mortgage"). The Fairfax Mortgage carried interest of 5.875% through April 10, 2014 and thereafter was to adjust to the higher of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage was collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and was due to mature on April 10, 2019. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations hereunder were guaranteed by the Company. The Fairfax Mortgage was prepaid in full in December 2012 inclusive of prepayment penalties of $133,401.

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

8.    Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for its employees and records net periodic pension benefit / cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and six -months ended June 30, 2013 and 2012 including the required and expected contributions:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Pension Benefits
Service Cost	$130,517	$91,423	$37,754	$45,712
Interest Cost	125,817	90,086	62,908	45,043
Expected Return on Plan Assets	(163,093)	(193,028)	(81,546)	(96,514)
Amortization of prior service costs	11,288	11,288	5,644	5,644
Amortization of Actuarial Loss	71,765	(2,080)	35,882	(1,040)
Net Periodic Pension Benefit Cost (Income) After Curtailments and Settlements	$176,294	$(2,311)	$60,642	$(1,155)
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$-	$-	$-	$-

During the three and six-months ended June 30, 2013, the Company did not make any contribution to the plan. The Company does not have a minimum required contribution for the December 31, 2013 plan year, and is not expecting to make a contribution for the related plan year.

9.    Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount

2014	$4,101,000
2015	3,163,000
2016	2,558,000
2017	1,800,000
2018	1,407,000
Thereafter	3,223,000
$16,252,000

Other commitments and contingencies As of June 30, 2013, other commitments and contingencies are summarized in the below table:

Employment agreements with severance commitment contingencies	$500,000
Other employee severance commitment contingencies	$100,000
Total	$600,000

Employment agreements - The Company has compensation arrangements with its Chief Executive Officer and Chief Financial Officer (collectively, the “Agreements”), each executed during the quarter ended June 30, 2013. Each of the Agreements contains a bonus of $125,000 payable upon a change of control as defined in the agreements. In addition, each Agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

Under Company policy the aggregate severance commitment contingency to non-executive officers is approximately $100,000.

10.  Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles – Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The pronouncement was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company’s adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of the net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) , Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 amends the current guidance to eliminate the diversity in practice in the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The pronouncement is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, and retrospective application is permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013		December 31, 2012
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$3,776,530	$3,776,530*	$4,516,472	$4,516,472

*The Company received $645,296 in principal repayments during the first six-months of 2013.

During 2012, the Company purchased mortgage backed securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cashflows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cashflow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

The Company determined the fair value of its mortgage loans payable approximates book value at December 31, 2012 and did not have any mortgage payable at June 30, 2013. The Company based its decision by looking at current rates available based on the Company’s estimate for nonperformance and liquidity risk, the Company’s loan to value ratio, the maturity of the debt and the underlying security for the debt.

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of June 30, 2013, the carrying value of the Company’s investment was $0.

12. Accumulated Other Comprehensive Loss:

       Accumulated other comprehensive loss as of June 30, 2013 and December 31, 2012 was $(1,290,449) and $(1,195,803), respectively. The balances were comprised of the following:

	June 30, 2013	December 31, 2012
Unrecorded (loss) gain on investments	$(20,359)	$74,287
Unrecorded loss on pension	(1,270,090)	(1,270,090)
Accumulated other comprehensive income	$(1,290,449)	$(1,195,803)

13. Condemnation

In early July 2012, the Company received $167,530,657 from the State of New York (the "State") in payment of the judgments in the Company’s favor in the condemnation litigation with the State. The amount received consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest.

Following receipt of the condemnation proceeds by the Company, New York State notified the Company of an error in the interest computation resulting in New York State overpaying interest by approximately $29,000. The Company reviewed the notice in 2012 and remitted payment of the $29,000 in early 2013.

The $167.5 million payment concluded the Company’s case for just compensation, commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State. The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That judgment, as well as a related judgment for costs, disbursements and expenses, was affirmed by the Appellate Division and the Court of Appeals.

The original advance payment of $26,315,000 was successfully reinvested in like-kind property under Section 1033 of the Internal Revenue Code, thereby deferring income tax on the related gain. In accordance with Section 1033, the Company has deferred recognition of the $98,685,000 gain on the condemnation of its real property for income tax purposes. If the Company replaces the condemned property with like-kind property by April 30, 2014 (or such extended period if requested and approved by the Internal Revenue Service at its discretion), recognition of the gain is deferred until the newly acquired property is sold.

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

The risk factors set forth under "Risk Factors" in Part II, Item 1A of our Quarterly Report on form 10-Q for the three months ended March 31, 2013 is incorporated by reference into this Part II, Item 1A, of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms "Gyrodyne," the "Company," "we," "us," and "our," we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and six-months ended June 30, 2013.

Forward Looking Statements. The statements made in this Form 10-Q that are not current or historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes," "seeks," "could," "should," or "continue," the negative thereof, other variations or comparable terminology. These forward-looking statements are based in the current plans and expectations of management, and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, include, but are not limited to, risks and uncertainties relating to the process of exploring strategic alternatives, the effect of economic and business conditions, including risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, risks and uncertainties relating to Gyrodyne’s undeveloped property in St. James, New York, uncertainties associated with the Company’s reinvestment of the condemnation proceeds under Section 1033, and other risks detailed from time to time in the Company’s SEC reports. These and other matters the Company discusses in this Quarterly Report, or in the documents it incorporates by reference into this Quarterly Report, may cause actual results to differ from those the Company describes. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

As of June 30, 2013, the Company has 100% ownership in two medical office parks comprising 91,796 rentable square feet, ten of 14 buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 128,586 rentable square feet. Inclusive of the industrial park, the Company has approximately 68 acres of property in St. James, New York. In addition, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a limited partnership, which owns an undeveloped Florida property, the "Grove Property".

With the exception of the receipt of the condemnation proceeds, our revenues and cash flows are generated predominantly from property rent receipts. Growth in revenues and cash flows have been and remains directly correlated to our ability to (1) re-lease suites that are vacant or may become vacant at favorable rates and (2) our strategic plan and / or the reinvestment under Section 1033 of the condemnation proceeds.

Our properties are concentrated in New York State and Northern Virginia. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. The principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See "Part I" in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these factors.

The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through early 2013 have emerged, it is not possible for us to quantify the timing and impact of the recovery on our future financial results.  The length and depth of the economic recession combined with the slow economic recovery has continued to negatively impact the real estate industry. Additionally, the Company stated in its 2010 through 2012 periodic filings that it believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their very nature, expire over time resulting in the vacancy impact of an economic slowdown occurring over a similar period of time as tenants cannot reduce their space demands until their leases expire. The continuation of negative absorption rates in many regions across the country, including Long Island, continue to confirm the impact of the economic volatility.

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

As of June 30, 2013, the average effective rental revenue per square foot adjusted for tenant improvements was $18.72 which was flat with the quarter ended March 31, 2013 and compares to $18.77 on December 31, 2012. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy: We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. This strategy involves a balance between preserving capital and improving the market value of our real estate portfolio. Our objectives are as follows:

●	managing our portfolio to improve our operating cash flow while simultaneously increasing the market values of the underlying operating properties;

●	focusing use of capital to that which preserves or improves the market value of our real estate portfolio;

●	maximizing funds from operations ("FFO") and company adjusted FFO ("AFFO");

●	managing the strategic process being pursued with our financial advisors;

●

managing the tax exposure related to the condemnation proceeds which may include reinvestment of such proceeds in one or more acquisitions that meet the like-kind exchange requirements under Section 1033 of the Internal Revenue Code.

●	continuing to pursue the re-zoning effort of the Flowerfield property to maximize its value;

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

Following the receipt of the condemnation proceeds in early July 2012, the Board of Directors established a Board committee ("the committee") to pursue strategic alternatives, including managing the process of selecting legal and financial advisors and making recommendations to the Board of Directors. As part of the process, on August 10, 2012 the Company retained Skadden, Arps, Slate, Meagher & Flom, LLP, as special strategic counsel and on August 23, 2012 the Company retained Rothschild Inc., as financial advisors. The committee, along with its advisors, continues to review its strategic alternatives.

Second Quarter 2013 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended June 30, 2013.

Investments – The Company received principal payments during the three months ended June 30, 2013 of approximately $264,000 from its prior year investment in conforming agency fixed rate mortgage pass through securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The portfolio is currently generating a yield of approximately 2%.

Leasing – During the three months ended June 30, 2013, the Company executed 19 lease renewals encompassing approximately 35,000 square feet, and approximately $742,000 in annual revenue. In addition, the Company entered into 3 new leases encompassing approximately 3,000 square feet and $64,000 in annual revenue. Partially offsetting the new leases and renewals were 3 terminations during the three month period ending June 30, 2013, comprising approximately 2,000 square feet and approximately $33,000 in annual revenue. The Company realized an increase in net deferred revenue of approximately $9,000. In addition, one tenant expanded 923 square feet which relates to an additional $7,942 in annual rent.

The new leases and lease extensions signed during the second quarter included tenant improvement allowances which the Company estimates at a cost of less than $75,000, and rent abatements of approximately $13,000. There were lease commissions incurred by the Company during the second quarter of approximately $59,000 affiliated with total lease commitment revenues over the term of the respected leases of $3,700,000.

Subsequent to quarter end, the Company signed two new leases encompassing 4,225 square feet and approximately $88,000 in annual revenue. Additionally, the Company signed 2 renewals comprising an aggregate of 3,837 square feet and an aggregate of approximately $49,000 in annual revenue. There was one tenant expansion of 2,053 square feet and $7,500 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. During 2012 through June 2013, medical office parks and industrial parks continued to face challenges to maintain both rental rates and occupancy. Rental revenues were $1,104,502 and $1,099,584 for the three months ended June 30, 2013, and March 31, 2013, respectively, a quarter over quarter increase of $4,918. Although the Company successfully avoided portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Second Quarter Ended June 30, 2013	First Quarter Ended March 31, 2013
Industrial Park Rental Revenue	$423,958	$426,753
Combined Medical Park Rental Revenue	$680,544	$672,831

Occupancy Rate Industrial Park	86%	87%
Occupancy Rate Combined Medical Parks	81%	78%
Total Occupancy Rate	83%	83%
Average Effective Rental rate per square foot – Industrial Park	$13.99	$13.82
Effective Rental Rate per square foot- Medical Parks	$23.85	$24.04
Average Total Effective rental rate per square foot	$18.72	$18.72

Our leasing activity has resulted in total lease commitments as of June 30, 2013 and March 31, 2013 of $16,252,000 and $12,273,000, respectively, an increase of $3,979,000. There were three terminations during the quarter, and three new leases. The Company has launched aggressive leasing strategies at each of its medical parks. In addition, the Company is negotiating with two tenants in default in the industrial park and one defaulting tenant in the medical parks. With the exception of the aforementioned defaults, the Company has not experienced any terminations subsequent to the second quarter ending June 30, 2013. During the second quarter the Company estimates approximately $60,000 of tenant incentives were provided to attract new tenants. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

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

Strategic Alternatives

Following the receipt of the condemnation proceeds in early July 2012, the Board of Directors established a committee to pursue strategic alternatives, including managing the process of selecting legal and financial advisors and making committee recommendations to the Board of Directors. As part of the process, on August 10, 2012 the Company retained Skadden, Arps, Slate, Meagher & Flom, LLP as special strategic counsel and on August 23, 2012 the Company retained Rothschild Inc. as its financial advisor. The Company amended the agreement with Rothschild on January 31, 2013, modifying the monthly advisory fees from $100,000 to $50,000 for February and an optional $50,000 for March 2013, payable solely at the Company’s discretion, with no further monthly retainer fees payable thereafter. Except for the reduction in monthly advisory fees as described above, the agreement remains in full force and effect and Rothschild continues to serve as the Company’s financial advisor to help the Company and its Board of Directors maximize shareholder value. Strategic alternative expenses incurred for the quarter ended June 30, 2013 were $331,268. During April 2013, the Board of Directors authorized the payment of the optional $50,000 March fee which was expensed in the second quarter.

Restructuring

The Company incurred administrative staff restructuring costs of approximately $64,000 to position it for one or more tax efficient liquidity events. The restructuring costs were offset by a recurring compensation and benefit savings exceeding $150,000.

Additionally, the Company restructured its maintenance operation through the termination of four employees and outsourced its real estate maintenance to an independent vendor. There were no termination costs payable directly or indirectly to any of the employees.

The restructuring, all of which was completed in the first quarter, reduced the employee headcount from 11 to 7, net of the hiring of Frederick C Braun III as President and Chief Executive Officer. The Company believes the reduced headcount improves the Company’s position to pursue its strategic alternatives.

The Grove

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove Property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. The Grove continues to operate while its management attempts to negotiate a resolution acceptable to all parties. The Company is a limited partner in the Grove and is not a guarantor of any debt related to the Grove. The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove. The deferred tax liability represents taxable losses not yet recorded pursuant to the Equity Method of Accounting.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On a regular basis, we evaluate our assumptions, judgments and estimates. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2012.

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

Income taxes - Effective May 1, 2006, the Company operates as a real estate investment trust (REIT) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code ("IRC"), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 compared with the Three Months Ended June 30, 2012.

Rental revenues are comprised solely of rental income and amounted to $1,104,502 and $1,101,161 for the three months ended June 30, 2013 and 2012, respectively, an increase of $3,341 or less than 1%. The Port Jefferson Professional Park and Cortlandt Manor Medical Center experienced a decrease in revenue; amounting to $17,861 and $6,891, respectively. The Flowerfield Industrial Park and Fairfax Medical Center experienced an increase in revenue of $25,892 and $2,201, respectively. The reduction in revenue at the Port Jefferson Professional Park is the result of a termination at the end of the second quarter of 2012 representing 2,652 square feet and annual revenue of approximately $79,000. The reduction in revenue at the Cortlandt Manor Medical Center is the result of a net increase in vacancy in the second half of 2013 of approximately 200 square feet and approximately $6,000 in annual revenue and renewals at lower rates per square foot. The increase at Flowerfield was attributable to the occupancy rate which is now at 86% vs 74% at the end of the quarter ended June 30, 2012.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $115,756 and $143,763 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $28,007 or approximately 19%. The tenant reimbursement decrease was mainly attributable to the decrease in tenant reimbursements at the Cortlandt Manor Medical Center of approximately $23,000 attributable to both lower occupancy rates and a reduction in tenant reimbursement rates on renewals.

Rental expenses for the three months ended June 30, 2013 and 2012 were $607,933 and $555,633, respectively, an increase of $52,300 or 9%. Approximately $40,000 of the increase was due to an increase in maintenance expenses with the balance mainly comprised of an increase in insurance and real estate taxes of $5,000, and $4,000, respectively.

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $581,763 and $475,808, respectively, an increase of $105,955. The major contributing factor to the increase was an increase in non-cash pension costs of approximately $62,000 which was partially offset by compensation and benefit reduction of approximately $12,000. In addition, there was an increase in the Director and Officer insurance costs of approximately $10,000 and legal fees related to the prepayment of mortgages. The remaining increase was primarily related to increased corporate governance expense of approximately $20,000.

Strategic alternative expenses for the three months ended June 30, 2013 and 2012 were $307,268 and $1,621, respectively. The Company engaged transaction counsel and financial advisors in the third quarter of 2012 and the costs incurred reflect the consulting fees to transaction counsel, financial advisors and other professional consultants. During the first quarter 2013, the Company amended its agreement with its financial advisors where it no longer incurs a retainer beyond the first quarter but the firm remains engaged under the remaining terms of the agreement.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $238,317 and $223,323, respectively, an increase of $14,994 or 7%. The increase is mainly attributable to the renovations in the developed property portfolio.

Interest income was $70,248 and $28,932 for the three months ended June 30, 2013 and 2012, respectively. The increase in interest income is mainly attributable to the Company transferring cash to interest bearing accounts following the termination of the unlimited insurance on deposits at FDIC insured non-interest bearing depository accounts.

Interest expense for the three months ended June 30, 2013 and 2012 was $(38) and $252,105, respectively. The decrease was attributable to the repayment of the outstanding mortgages in late 2012 and early January 2013. During the three months ended June 30, 2013 the company received a refund for an overpayment of interest due to timing of a payoff.

Net loss before condemnation and provision for income taxes was $(444,737) and $(234,634), for the three months ended June 30, 2013 and 2012, respectively. The primary factor driving the increase in loss was the strategic alternative expenses of $331,268 partially offset by the interest expense savings of approximately $252,000 associated with the early repayment of the mortgage supplemented by the remaining items discussed above.

Condemnation income and expenses were not realized during the three months ended June 30, 2013 compared to condemnation income net of expenses of $167,377,678 for the three months ended June 30, 2012. The Company successfully concluded its condemnation case during the second quarter of 2012 resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1,474,941. The Company incurred approximately $48,050 in condemnation costs during the three months ended June 30, 2012. The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

Interest income on condemnation proceeds of $67,265,788 resulted from the Company’s successful conclusion of its condemnation case for just compensation. The interest was received in early July 2012.

There was no provision or benefit for income taxes for the three months ended June 30, 2013. The provision for the three months ended June 30, 2012 was $61,649,000.

The Company is reporting a net (loss) income of $(444,737) and $105,494,044 for the three months ended June 30, 2013 and 2012, respectively. The second quarter net loss was primarily due to the strategic alternative expenses of $331,268, offset by a reduction in interest expense of approximately $252,000 associated with the early repayment of the mortgages and related costs supplemented by the remaining items discussed above. The primary factor responsible for the second quarter 2012 net income was that the Company successfully concluded its condemnation case during the second quarter.

Six Months Ended June 30, 2013 compared with the Six Months Ended June 30, 2012.

Rental revenues are comprised solely of rental income and amounted to $2,204,086 and $2,288,428 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $84,342 or 4%. The Cortlandt Manor Medical Center, Port Jefferson Professional Park and Fairfax Medical Center, all experienced a decrease in revenue; amounting to $86,598, $32,101, and $21,408, respectively. The reduction in revenue at each of the medical properties was primarily related to a drop in average occupancy rates compared to the prior period. The Cortlandt Manor Medical Center decrease was the result of three terminations during 2012 which were partially offset by two new leases during 2012, however the net remaining vacancy of 6,710 square feet is unchanged from December 31, 2012. The Port Jefferson Professional Park’s decrease was primarily related to one tenant who did not renew their lease in the third quarter of 2012 which comprised 2,652 square feet and $78,855 in annual revenue. The reduction in revenue at the Fairfax Medical Center was primarily related to the lower average occupancy during the six months ended June 30, 2012 compared to the six months ended June 30, 2013. However, the Fairfax Medical Center occupancy rate at June 30, 2013 is 84% compared to 79% at June 30, 2012, which will result in improved quarter over quarter revenue growth going forward for 2013.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $305,396 and $292,632 for the six months ended June 30, 2013 and 2012, respectively.

Rental expenses for the six months ended June 30, 2013 and 2012 were $1,270,603 and $1,150,182, respectively, an increase of $120,421 or 10%. The primary factor for the increase was higher real estate maintenance costs of approximately $61,000 which was partially attributable to deferred maintenance on the properties from prior years. The remaining factors were an increase in real estate taxes, utilities and insurance of approximately $25,000, $15,000 and $12,000, respectively. The Company is in the process of renegotiating its primary vendor’s real estate maintenance contract which will reduce its real estate maintenance expenses going forward.

General and administrative expenses for the six months ended June 30, 2013 and 2012 were $1,564,615 and $950,448, respectively, an increase of $614,167 or 65%. During the first half of 2013, the Company incurred approximately $254,000 associated with the early repayment of the mortgages, approximately $64,000 in restructuring charges and a non-cash pension expense increase of approximately $179,000. The remaining increase was primarily related to increased corporate governance expenses of approximately $93,000.

Strategic alternative expenses for the six months ended June 30, 2013 and 2012 were $651,629 and $1,814, respectively. The Company engaged transaction counsel and financial advisors in the third quarter of 2012 and the costs incurred reflect the consulting fees to transaction counsel, financial advisors and other professional consultants. During the first quarter 2013, the Company amended its agreement with its financial advisors where it no longer incurs a retainer beyond the first quarter but the firm remains engaged under the remaining terms of the agreement.

Depreciation expense for the six months ended June 30, 2013 and 2012 was $470,670 and $447,756, respectively, an increase of $22,914 or 5%. The increase is mainly attributable to the 2012 renovations in the developed property portfolio.

Interest income, not including condemnation related interest, was $128,629 and $41,778 for the six months ended June 30, 2013 and 2012, respectively. The increase in interest income is mainly attributable to the purchase of mortgage-backed securities during February and March of 2012 and a transfer of our cash deposits to interest bearing accounts following the expiration of the unlimited FDIC insurance on non interest bearing deposits with FDIC insured institutions.

Interest expense for the six months ended June 30, 2013 and 2012 was $5,748 and $513,017, respectively, a decrease of $507,269. The decrease was attributable to the repayment of the outstanding mortgages in late 2012 and early January 2013.

The Company is reporting a net loss before Condemnation Proceeds and Provision for Income Taxes for the six months ended June 30, 2013 and 2012 of $1,325,154 and $440,379 primarily due to strategic alternative expenses, costs associated with the early repayment of debt and the increase in non-cash pension expense supplemented by the impact of additional items discussed above

The (expense) income from condemnation proceeds was $(2,360) and $100,048,691 for the six months ended June 30, 2013 and 2012, respectively, an increase of $100,051,051. The Company successfully concluded its condemnation case during the second quarter resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1, 474,941. The Company incurred approximately $2,360 and $111,249 in condemnation costs during the six months ended June 30, 2013, and 2012, respectively.

Interest income on condemnation proceeds of $67,265,788 for the six months ended June 30,2012 resulted from the Company’s successful conclusion of its condemnation case for just compensation. The interest was received in early July 2012.

There was no provision or benefit for income tax for the six months ended June 30, 2013. The provision for income tax for the six months ended June 30, 2012 was $61,649,000. (see Footnote #6).

The Company is reporting a net (loss) income of $(1,327,514) and $105,225,100 for the six months ended June 30, 2013 and 2012, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through cash on hand. However, future acquisitions to satisfy the reinvestment of 100% of the condemnation proceeds may require a nominal amount of debt or an alternative infusion of capital.

As of June 30, 2013, the Company had cash and cash equivalents, totaling approximately $88.5 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $3.8 million. The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of strategic alternatives over the next twelve months with the exception of acquisitions. The Company has $92.3 million comprised of cash and investments in mortgage backed securities but will be required to acquire $98.7 million in real estate by April 30, 2014 to avoid 100% of the taxes currently deferred under Section 1033. The Board of Directors through its Strategic Alternative Committee continue to review options with its financial advisors. The Company anticipates incurring a minimum of approximately $15 million in debt to satisfy the acquisition strategy and thereby successfully defer the taxes under section 1033. In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results.

Net cash used in operating activities was $929,493 and $381,153 during the six months ended June 30, 2013 and 2012, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses. The cash used in the current period was primarily related to strategic alternative expenses of $699,629, restructuring charge of approximately $64,000 and prepayment penalties and related costs of approximately $213,000 associated with the early repayment of the outstanding mortgage on the Port Jefferson Professional Park. The Company concluded its condemnation litigation in June 2012 resulting in the Company recording the condemnation receivable and related income of $167,425,279 inclusive of interest through June 30, 2012. The state remitted payment of $167,501,657 in early July 2012 including additional interest up to date of payment. The cash used in operating activities in the prior period was primarily related to condemnation expenses incurred of $111,250 and an increase in prepaid expenses of $197,687.

Net cash provided by (used in) investing activities was $306,484 and $(5,392,447) during the six months ended June 30, 2013 and 2012, respectively. Cash provided by investing activities in the current period was primarily due to the receipt of principal repayments of approximately $645,000 on the investment made in the prior period partially offset by capital expenditures on its real estate portfolio. Cash used in investing activities in the prior period was primarily attributable to the purchases of securities of approximately $5.4 million.

Net cash used in financing activities was $5,013,415 and $308,454 during the six months ended June 30, 2013 and 2012, respectively. The cash used in financing activities in the current period is primarily related to the early repayment of the outstanding mortgage obligation on the Port Jefferson Professional Park. The cash used in financing activities in the prior period was primarily comprised of scheduled principal payments on the Company’s debt service obligations of $305,983.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This "credit crisis" spread to the broader commercial credit markets and has reduced the availability of financing and increased interest rates. The extended weak economy, unemployment and lack of liquidity combined with the impact of the Healthcare Legislation has resulted in an extensive reduction in occupancy rates and related rental rates across residential, commercial and medical office properties. In certain cases the Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

The economic climate continues to negatively impact the volume and pricing of real estate transactions. Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows. While the Company has been generally successful in maintaining its effective rental rates, its revenue commitments had been decreasing through March 31, 2012. The Company successfully increased its lease commitments to $16.3 million at June 30, 2013 compared to $14 million at December 31, 2012. This is mainly attributable to signing new long term leases and migrating existing tenants to long term leases.

LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership investment in the "Grove", which owns a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development. The investment currently represents an estimated 9.32% interest in the Grove. The Company is accounting for the investment under the equity method. As of June 30, 2013, the carrying value of the Company’s investment was $0. The Company cannot predict what, if any, value it will ultimately realize from this investment.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. The Company is a limited partner in the Grove, and is not a guarantor of any debt related to the Grove. The investment is held in a taxable REIT subsidiary where the Company has a $1,315,000 deferred tax liability related to the Grove. The deferred tax liability represents taxable losses not yet recorded pursuant to the Equity Method of Accounting.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	0	*	*	*	*
Operating lease obligations	$13,932	$2,933	$5,866	$5,133	-
Total	$13,932	$2,933	$5,866	$5,133	-

* Port Jefferson Mortgage was prepaid in full in January 2013. Additional information can be found in Note 7 to the Financial Statements above.

Non-GAAP Supplemental Financial Measure: Funds from Operations ("FFO")

The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of National Association of Real Estate Investment Trusts ("NAREIT") excluding the FFO adjustment for impairment charges. NAREIT recently approved the adjustment to FFO for impairment charges; however the Securities and Exchange Commission did not approve such adjustment. As a result, the Company does not exclude impairment charges from FFO. The White Paper defines FFO as Net Income or loss calculated in accordance with GAAP , excluding extraordinary items, as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

We also present Company adjusted FFO ("AFFO"), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods, 2008 through 2013.

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net Income	$(1,327,514)	$105,225,100	$(444,737)	$105.494,044
Depreciation and amortization	470,670	447,756	238,317	223,323
Amortization of capitalized leasing costs	35,949	27,522	18,879	13,868
Condemnation income (costs) income	2,360	(167,314,479)	-	(167,377,678)
Tax provision related to condemnation	-	61,649,000	-	61,649,000
Funds from Operations ("FFO")	$(818,535)	$34,899	$(187,541)	$2,557

Company adjustments to FFO
Restructuring costs	64,237	-	-	-
Costs to pursue strategic alternatives	651,629	1,814	307,268	1,621
Debt prepayment penalties and related costs	253,516		8,517	-
Company adjusted Funds from Operations ("AFFO")	$150,847	$36,713	$128,244	$4,178
Per share amounts – basic and diluted
Net loss	(.90)	70.97	(.30)	71.15
Funds from operations	(.55)	.02	(.13)	-
Company adjusted funds from operations	.10	.02	.09	-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2013. As of June 30, 2013, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2012.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Gyrodyne Company of America, Inc. v. The State of New York

In early July 2012, the Company received $167,530,657 from the State of New York (the "State") in payment of the judgments in the Company’s favor in the condemnation litigation with the State. The amount received consisted of $98,685,000 in additional damages, $1,474,941 for the Company’s costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Company was notified by the State of a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State of New York.

The $167.5 million payment concluded the Company’s case commenced in 2006 for just compensation for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State. The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

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

Items 2 through 5 are not applicable to the Company in the three and six-months ended June 30, 2013.

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

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (7)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: August 9, 2013	/s/ Frederick C. Braun III
By Fredeick C. Braun III
President and Chief Executive Officer

Date: August 9, 2013	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.6	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.7	Indemnification Agreement with Directors. (5)

10.8	Indemnification Agreement with Officers (5)

10.9	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.10	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (7)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.