Form 10-Q
period 2013-09-30
GYRODYNE CO OF AMERICA INC
filed 2013-11-12
CIK 44689

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2013

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

On November 12, 2013, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.

QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

REAL ESTATE
Rental property:
Land	$5,163,093	$5,163,093
Building and improvements	31,695,791	33,307,858
Machinery and equipment	344,733	343,272
	37,203,617	38,814,223
Less accumulated depreciation	6,994,676	6,281,121
	30,208,941	32,533,102
Land held for development:
Land	558,466	558,466
Land development costs	1,796,597	1,715,846
	2,355,063	2,274,312
Total real estate, net	32,564,004	34,807,414

Cash and cash equivalents	85,210,576	94,164,722
Investment in marketable securities	3,558,237	4,516,472
Rent receivable, net of allowance for doubtful accounts of $68,000 and $67,000, respectively	77,666	142,478
Deferred rent receivable	218,751	225,432
Prepaid expenses and other assets	777,972	662,481
Total Assets	$122,407,206	$134,518,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$2,398,432	$486,887
Accrued liabilities	5,305,130	277,982
Dividends payable	98,685,000	-
Deferred rent liability	107,723	52,351
Tenant security deposits payable	467,638	463,706
Mortgage loans payable	-	5,013,415
Deferred income taxes	1,315,000	62,964,000
Pension cost liability	757,098	492,656
Total Liabilities	109,036,021	69,750,997

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive loss	(1,288,096)	(1,195,803)
Balance of undistributed income	(3,280,415)	48,024,109
	14,908,882	66,305,699
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Stockholders’ Equity	13,371,185	64,768,002
Total Liabilities and Stockholders’ Equity	$122,407,206	$134,518,999

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental income	$3,360,446	$3,348,005	$1,156,360	$1,059,576
Rental income - tenant reimbursements	429,486	429,668	124,090	137,037
Total	3,789,932	3,777,673	1,280,450	1,196,613

Expenses
Rental expenses	1,877,325	1,733,083	606,722	582,901
General and administrative expenses	7,277,635	1,471,917	5,713,020	521,469
Strategic alternative expenses	2,803,021	259,908	2,151,392	258,094
Depreciation	713,555	672,985	242,885	225,229
Impairment charges	2,100,000	-	2,100,000	-
Total	14,771,536	4,137,893	10,814,019	1,587,693

Other Income (Expense):
Interest income	188,066	64,292	59,437	22,514
Interest expense	(5,748)	(764,322)	-	(251,305)
Total	182,318	(700,030)	59,437	(228,791)

Net Loss before Condemnation Expense and Provision for Income Taxes	(10,799,286)	(1,060,250)	(9,474,132)	(619,871)

(Expense) Income on Condemnation	(2,360)	100,030,852	-	(17,839)
Interest Income on Condemnation	-	67,370,716	-	104,928
Net (Loss) Income before Provision for Income Taxes	(10,801,646)	166,341,318	(9,474,132)	(532,782)
(Benefit) Provision for Income Taxes	(58,182,122)	61,649,000	(58,182,122)
Net Income (Loss)	$47,380,476	$104,692,318	$48,707,990	$(532,782)

Net income (loss) per common share:
Basic and diluted	$31.96	$70.61	$32.85	$(0.36)

Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$47,380,476	$104,692,318	$48,707,990	$(532,782)
Unrealized (loss) gain on investments	(92,293)	57,387	2,353	42,945
Comprehensive income (loss)	$47,288,183	$104,749,705	$48,710,343	$(489,837)

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,380,476	$104,692,318
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	758,577	700,357
Impairment charges	2,100,000	-
Bad debt expense	30,000	18,000
Net periodic pension benefit cost (income)	264,442	(3,467)
Deferred income taxes	(61,649,000)	61,649,000
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Rent receivable	34,812	(35,622)
Deferred rent receivable	6,681	(62,435)
Prepaid expenses and other assets	(149,923)	(67,327)
Increase (decrease) in liabilities:
Accounts payable	1,911,545	283,405
Accrued liabilities	5,027,148	46,351
Deferred rent liability	55,372	(1,180)
Tenant security deposits	3,932	(20,539)
Total adjustments	(51,606,414)	62,506,543
Net cash (used in) provided by operating activities	(4,225,938)	167,198,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(499,983)	(311,461)
Land development costs	(80,751)	(81,642)
Purchases of marketable securities	-	(5,350,518)
Principal repayments of investments in marketable securities	865,941	526,159
Net cash provided by (used in) investing activities	285,207	(5,217,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	(5,013,415)	(461,466)
Loan origination fees paid	-	(2,471)
Other equity transactions, net	-	6,436
Net cash used in financing activities	(5,013,415)	(457,501)

Net (decrease) increase in cash and cash equivalents	(8,954,146)	161,523,898
Cash and cash equivalents at beginning of period	94,164,722	10,375,994
Cash and cash equivalents at end of period	$85,210,576	$171,899,892

Supplemental cash flow information:
Interest paid	$26,637	$770,028
Income and excise taxes paid	$3,466,878	$-

Non-cash investing and financing activities
Dividends payable	$98,685,000	$-

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

As of September 30, 2013, the Company has 100% ownership in two medical office parks comprising 91,796 rentable square feet, ten of fourteen buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 128,586 rentable square feet. Inclusive of the industrial park, the Company has approximately 68 acres of property in St. James, New York. In addition, the Company, through a seperate taxable REIT subsidiary has an approximate 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property (the "Grove Property.") Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove. Gyrodyne anticipates it will be required to recognize its deferred tax liability during 2014.

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

In July 2012, the Company received an additional $167,530,657 from the State of New York in payment of the judgments in the Company’s favor in the Company's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the "2012 Proceeds"), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Company was notified by the State of a $29,000 overpayment, which the Company returned, due to an error in the interest calculations by the State of New York.

In August 2012, the Company announced that it was undertaking a strategic review which was designed to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger or other strategic combination, consistent with the Company’s stated goal of providing one or more tax efficient liquidity events to its shareholders.

On August 28, 2013, the Company received a private letter ruling (the "PLR") from the Internal Revenue Service (the "IRS"). The PLR permits the Company to distribute by means of a dividend, the gains realized from its receipts of the 2012 Proceeds, subject to a 4% excise tax in lieu of timely qualified reinvestments or a REIT-level corporate tax.

On September 12, 2013, following receipt of the PLR, the Board of Directors of the Company (the "Board") adopted a plan of liquidation, pursuant to which the Company intends to dispose of its remaining assets in an orderly manner designed to obtain the best reasonably available value for such assets and to complete the liquidation of the Company for federal income tax purposes within the two year period from the adoption of the plan of liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended. In connection with the adoption of the plan of liquidation, the Board approved a plan of merger designed to facilitate the plan of liquidation pursuant to which the Company would merge into a limited liability company currently wholly-owned by the Company. The New York Business Corporation Law requires that the plan of merger be approved by the affirmative vote of holders of two-thirds of all outstanding shares.

On September 13, 2013, the Board declared a special dividend (the "special dividend") in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, will be paid in cash. The balance of the special dividend will be payable in the form of cash proceeds from any asset dispositions effected prior to payment of the dividend, notes payable by the Company ("Dividend Notes"), interests in a limited liability company to which Gyrodyne may transfer some of its remaining assets (or into which it may merge), or a combination of such forms at the discretion of the Board.

On October 21, 2013, the Company filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission ("SEC") which contains, among other matters, the Board's recommendation that the shareholders vote in favor of the plan of merger at the annual shareholders meeting for the year ended December 31, 2012.

2.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended September 30, 2013 and 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2012 and with the preliminary proxy statement/prospectus filed with the SEC on October 21, 2013.

The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of September 30, 2013 and December 31, 2012 are as follows:

Period Ended		Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
September 30,2013	Mortgage-backed Securities	$3,576,243	$(18,006)	$3,558,237

December 31, 2012	Mortgage backed Securities	4,442,185	74,287	4,516,472

The Company received $865,941 in principal repayments during the first nine months of 2013.

The Company’s investment is in conforming agency fixed rate mortgage pass through securities ("mortgage-backed securities)", having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.  At September 30, 2013 and December 31, 2012, marketable securities based on amortized cost, reflect a yield of approximately 2% and an adjusted duration of less than three years and four years, respectively. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 12 – Fair Value of Financial Instruments. None of the securities with an unrealized loss at September 30, 2013 and December 31, 2012 are considered to be other-than-temporarily impaired; therefore the unrealized loss was reported in the Condensed Consolidated Statement of Comprehensive Income (Loss).

5.     Earnings per Share:

Basic earnings per common share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. The Company did not have outstanding dilutive common stock equivalents during the periods presented. As a result, the basic and diluted earnings per share are the same. Treasury shares have been excluded from the weighted average number of shares.

6.     Income Taxes:

The Company files a consolidated U.S. Federal Tax Return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on the applicable laws.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Condemnation litigation with the State of New York concluded in June 2012 and the State remitted payment in July 2012.

The following table provides the breakdown of the tax (benefit)/provision in 2012 and 2013:

	Condemnation Gross Proceeds	Income Tax Provision 2012	Income Tax (Benefit)/Provision 2013
Gross gain from condemnation	$98,685,000	$61,649,000	$(61,649,000)
Interest income on condemnation	67,341,716	-
Reimbursement of condemnation expenses	1,474,941	-
Income Tax			70,558
Excise Tax and related interest associated with 2012 dividend declared in 2013			3,396,320
Total	$167,501,657	$61,649,000	$(58,182,122)

Deferred income tax liabilities consist of the following:

	September 30, 2013	December 31, 2012

Deferred Tax Liabilities:
Gain on condemnation	$-	$(61,649,000)
Unrealized gain on investment in Citrus Grove	(1,315,000)	(1,315,000)
Net Deferred Income Taxes	$(1,315,000)	$(62,964,000)

At September 30, 2013 and December 31, 2012, the Company’s deferred income tax liability was $1,315,000 and $61,649,000, respectively. The December 31, 2012 deferred income tax liability included a federal net built-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds related to the converted Flowerfield property pursuant to Internal Revenue Code Section 1374 and a corporate level income tax on the undistributed profits of the Company. As described below, tax law changes and a favorable private letter ruling from the IRS allowed the Company to avoid these taxes.

In accordance with Section 1033 of the Internal Revenue Code, the Company had deferred recognition of the gain on the proceeds received from litigation following condemnation of its real property for income tax purposes. During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014. The previous deadline was April 30, 2013. If the Company replaced the condemned property with like-kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain would be deferred until the newly acquired property is disposed of. Under the tax laws at the time, pending a replacement property acquisition, the Company had recorded a provision for income taxes of $61,649,000 resulting from the condemnation award. The provision for income taxes is a direct result of the gain on condemnation of the Company's real property.

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Company applied for a private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013 (the "PLR"). The PLR concludes that the Company’s receipt of the additional damages in July 2012 in connection with the judgment in the Company’s favor in its condemnation litigation with the State of New York (the "2012 Proceeds") occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the Special Dividend, in the amount of $98,685,000, or $66.56 per Gyrodyne share, of which approximately $68,000,000, or $45.86 per share, will be paid in cash. The balance of the Special Dividend will be payable in the form of cash proceeds from any further asset dispositions effected prior to payment of the Special Dividend, Dividend Notes, interests in a limited liability company to which Gyrodyne may transfer its remaining assets (or into which it may merge), or a combination of such forms at the discretion of the Board. The form of the balance of the Special Dividend, if other than cash, is referred to as the non-cash portion of the Special Dividend.

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

7.     Mortgage Loan Payable:

Mortgage loan payable is comprised of the following:

	September 30, 2013 (Unaudited)	December 31, 2012
Mortgage payable - Port Jefferson Professional Park (a)	$-	$5,013,415
Total	$-	$5,013,415

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

On December 29, 2010, the Company closed on a mortgage loan with a bank for $4,000,000. A portion of the proceeds was used to retire the previously established line of credit with Asia World Marketplace, LLC of $1,750,000. The mortgage loan had a maturity date of January 2, 2031 and a floating interest rate of prime + 100 basis points with a floor of 5%, to be adjusted once annually on its anniversary date. Based on prime at December 31, 2011, the bank confirmed that the interest rate would remain unchanged at the floor of 5% for calendar year 2012. The mortgage loan was subject to a 20 year amortization schedule requiring monthly payments of principal and interest due on the first of each month beginning February 1, 2011. The mortgage loan was secured by approximately 35.1 acres of the Flowerfield Industrial Park including the respective buildings and related leases. In the event of collection from New York State under the State of New York Court of Claims ruling on the Company’s condemnation case (Index No. 112279), the lender had the option to require the Company to repay all or a part of the balance outstanding. The bank did not require repayment upon receipt of the condemnation proceeds however; the Flowerfield Mortgage was prepaid in full in December 2012 without any prepayment penalties.

8.     Retirement Plans:

The Company sponsors a Defined Benefit Retirement Plan for its employees and records net periodic pension benefit / cost pro rata throughout the year. The following table provides the components of net periodic pension benefit cost for the plan for the three and nine months ended September 30, 2013 and 2012 including the required and expected contributions:

	Nine Months Ended September 30,		Three Months Ended September 30
	2013	2012	2013	2012
Pension Benefits
Service Cost	$195,775	$137,136	$65,258	$45,712
Interest Cost	188,726	135,130	62,909	45,043
Expected Return on Plan Assets	(244,639)	(289,543)	(81,546)	(96,515)
Amortization of prior service costs	16,932	16,932	5,644	5,644
Amortization of Actuarial Loss	107,648	(3,122)	35,883	(1,040)
Net Periodic Pension Benefit Cost (Income) After Curtailments and Settlements	$264,442	$(3,467)	$88,148	$(1,156)
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$-	$-	$-	$-

During the three and nine months ended September 30, 2013, the Company did not make any contribution to the plan. The Company does not have a minimum required contribution for the December 31, 2013 plan year, and is not expecting to make a contribution for the related plan year.

9.    Incentive Compensation Plan:

On September 13, 2013, the Board declared the Special Dividend in the amount of $98,685,000 or $66.56 per share of which approximately $68,000,000 or $45.86 per share will be paid in cash. The balance of the Special Dividend will be payable in the form of cash proceeds from any further asset dispositions effected prior to payment of the Special Dividend, Dividend Notes, interests in a limited liability company to which Gyrodyne may transfer its remaining assets (or into which it may merge), or a combination of such forms at the discretion of the Board. The Special Dividend will be payable on December 30, 2013 to shareholders of record as of November 1, 2013. The declaration of the cash portion of the dividend also required cash payment to participants of the Company’s Incentive Compensation Plan in the aggregate amount of $5,044,600 to be allocated and paid to Plan participants in accordance with Plan rules. The allocation to Plan participants are below:

PLAN PARTICPANTS	COMPENSATION		DIRECTOR FEES	Total
Board of Directors	$		$2,850,199	$2,850,199
Chief Operating Officer		681,021		681,021
Former Chief Executive Officer		933,251		933,251
Chief Executive Officer		-		-
Chief Financial Officer		-		-
Other Employees *		580,129		580,129
Total		$2,194,401	$2,850,199	$5,044,600

*Approximately $378,345 of the $580,129 relate to 2012 employees who are no longer employees following the restructuring in early 2013.

At September 30, 2013 the liability of $5,044,600 was included in accrued liabilities. As of December 31, 2012, there were no outstanding liabilities under the Company's Incentive Compensation Plan.

As of September 30, 2013 the vested maximum benefit payable to individuals who are no longer employees of the Company, after the current payment of $45.86 per share, is as follows:

Employees	Maximum Benefit
S. Maroney- former CEO	$259,870
All other former employees	$107,915
Total Maximum Benefit	$367,785

10.  Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending September 30,	Amount

2014	$3,969,000
2015	3,012,000
2016	2,495,000
2017	1,715,000
2018	1,417,000
Thereafter	3,409,000
$16,017,000

Other commitments and contingencies As of September 30, 2013, other commitments and contingencies are summarized in the below table:

Rothschild, Inc. contract	$531,000
Incentive Compensation Plan	$1,320,000
Employment agreements with severance commitment contingencies	$500,000
Other employee severance commitment contingencies	$100,000
Total	$2,451,000

Rothschild, Inc. contract – Under the terms of the Rothschild, Inc. contract, as financial advisor, additional fees of up to approximately $31,000 may be incurred in association with liquidity events beyond the dividend declared on September 13, 2013. In addition, if the Company entered into a change in control transaction covered under the contract, the Company may be subject to an additional fee of up to $500,000.

Incentive Compensation Plan – Based on the average estimated total distributions under the Company’s proposed plan of liquidation, included in the preliminary proxy statement/prospectus filed on October 21, 2013, the Company’s Incentive Compensation Plan participants will be entitled to an additional payment of approximately $1,320,000.

Employment agreements - The Company has compensation arrangements with its Chief Executive Officer and Chief Financial Officer (collectively, the "Agreements"), each executed during the quarter ended June 30, 2013. Each of the Agreements contains a bonus of $125,000 payable upon a change of control as defined in the agreements. In addition, each agreement provides for severance equivalent to 6 months of base salary and the vesting and related payment of the change of control bonus.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $100,000.

11.  Recent Accounting Pronouncements:

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 amends the current guidance to eliminate the diversity in practice in the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The pronouncement is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, and retrospective application is permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statement (Topic 205), Liquidation Basis of Accounting.” The amendment requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the plan execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces. Financial statements prepared using the liquidation basis of accounting are required to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any item it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity is also required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendment requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein, early adoption is permitted. Contingent on the shareholders approving the merger proposed in the preliminary proxy statement/prospectus filed on October 21, 2013, the pronouncement will be effective for the fiscal year ending December 31, 2013. The adoption of this pronouncement is expected to have a material effect on the Company’s consolidated financial position and results of operations including changing the Company’s financial reporting to a “Consolidated Statement of Net Assets” and a “Consolidated Statement of Changes in Net Assets.”

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013		December 31, 2012
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$3,558,237	$3,558,237*	$4,516,472	$4,516,472

*The Company received $865,941 in principal repayments during the first nine-months of 2013.

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

The Company determined the fair value of its mortgage loans payable approximated book value at December 31, 2012 and did not have any mortgage payable at September 30, 2013. The Company based its decision by looking at current rates available based on the Company’s estimate for nonperformance and liquidity risk, the Company’s loan to value ratio, the maturity of the debt and the underlying security for the debt.

Fair Value Measurements:

The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$6,530,656	$—	$—	$6,530,656

The Company estimates the fair value of its real estate assets by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, appraisals, and recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

The company did not have any real estate impaired in 2012.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure action was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during 2014.

The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of September 30, 2013, the carrying value of the Company’s investment was $0.

13.  Impairment of Real Estate Investments:

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value.

During the third quarter of 2013, the Company recognized aggregate impairment charges of $2,100,000 on real estate assets classified in continuing operations. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of the Port Jefferson Professional Park are below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value.

There were no impairment charges during 2012.

14.  Accumulated Other Comprehensive Loss:

       Accumulated other comprehensive loss as of September 30, 2013 and December 31, 2012 was $(1,288,096) and $(1,195,803), respectively. The balances were comprised of the following:

	September 30, 2013	December 31, 2012
Unrecorded (loss) gain on investments	$(18,006)	$74,287
Unrecorded loss on pension	(1,270,090)	(1,270,090)
Accumulated other comprehensive income	$(1,288,096)	$(1,195,803)

15.  Condemnation:

In July 2012, the Company received $167,530,657 from the State of New York (the "State") in payment of the judgments in the Company’s favor in the Company's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the "2012 Proceeds"), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest.

Following receipt of the condemnation proceeds by the Company, New York State notified the Company of an error in the interest computation resulting in New York State overpaying interest by approximately $29,000. The Company reviewed the notice in 2012 and remitted payment of the $29,000 in early 2013.

The $167,530,657 payment concluded the Company’s case for just compensation, commenced in 2006 for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State, under New York’s eminent domain law. The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That judgment, as well as a related judgment for costs, disbursements and expenses, was affirmed by the Appellate Division and the Court of Appeals.

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

Following a change in tax law in January 2013 reducing the recognition period applicable for the 2012 taxable year to five years, the Company applied for a private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013 (the "PLR"). The PLR concludes that the Company’s receipt of additional damages in July 2012 in connection with judgments in the Company’s favor in its condemnation litigation with the State of New York ("2012 Proceeds") occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax but without incurring the built-in gains tax.

On September 13, 2013, the Board declared the Special Dividend, in the amount of $98,685,000, or $66.56 per Gyrodyne share, of which approximately $68,000,000, or $45.86 per share, will be paid in cash. The balance of the Special Dividend will be payable in the form of cash proceeds from any further asset dispositions effected prior to payment of the dividend, Dividend Notes, interests in a limited liability company to which Gyrodyne may transfer its remaining assets (or into which it may merge), or a combination of such forms at the discretion of our board of directors. Based on the timely declaration of the Special Dividend and assuming the Special Dividend is timely paid, the Company will no longer have a reinvestment requirement related to the 2012 Proceeds.

16.  Reclassifications:

Certain amounts in the prior period, including strategic alternative expenses previously included in general and administrative expenses in the condensed consolidated statements of operations, have been reclassified to conform to the classification used in the current period.

Item 1A. Risk Factors.

The Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the SEC on May 10, 2010, sets forth the most significant risk factors that affect the Company’s business, operations, financial condition and prospects, as well as its strategic process.

On September 12, 2013, the Board of Directors of the Company adopted a plan of liquidation, pursuant to which the Company intends to dispose of its remaining assets in an orderly manner designed to obtain the best reasonably available value for its remaining assets and to complete the liquidation of the Company for federal income tax purposes within the two year period from the adoption of the plan of liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended. In connection with the adoption of the plan of liquidation, the Board approved a plan of merger designed to facilitate the plan of liquidation. See, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Process” in this Quarterly Report. The New York Business Corporation Law requires that the plan of merger be approved by the affirmative vote of holders of two-thirds of all outstanding shares. On October 21, 2013, the Company filed a preliminary proxy statement/prospectus with the SEC which contained under the caption “RISK FACTORS” a description of the material risks associated with the transactions relating to the plan of liquidation and the plan of merger, which description is incorporated by reference into this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms "Gyrodyne," the "Company," "we," "us," and "our," we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2013.

Cautionary Statement Concerning Forward- Looking Information. This Quarterly Report and the documents incorporated by reference into this Quarterly Report contain forward-looking statements about the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements containing the words "believes," "anticipates," "estimates," "expects," "intends," "plans," "seeks," "will," "may," "should," "would," "projects," "continues" and similar expressions or the negative of these terms constitutes forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and they are included in this Quarterly Report for the purpose of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect. In September 2013, the Board of Directors approved a plan of liquidation intended to qualify as a tax liquidation, which included a plan of merger and other related transactions. The risks, uncertainties and changes in condition, significance, value and effect that could cause the Company’s actual results to differ materially from anticipated results include risks and uncertainties relating to the process of exploring strategic alternatives, risks associated with the Company’s ability to implement the tax liquidation, plan of liquidation or the plan of merger, the risk that the proceeds from the sale of our assets may not be sufficient to satisfy our obligations to our current and future creditors, the risk of shareholder litigation relating to the tax liquidation, the plan of liquidation or the plan of merger and other unforeseeable expenses related to the proposed liquidation, the tax treatment of condemnation proceeds, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital to develop the Company’s existing real estate and other risks detailed from time to time in the Company’s SEC filings. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Overview

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

As of September 30, 2013, the Company has 100% ownership in two medical office parks comprising 91,796 rentable square feet, ten of 14 buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 128,586 rentable square feet. Inclusive of the industrial park, the Company has approximately 68 acres of property in St. James, New York. In addition, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property, the "Grove Property". Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser, which could enable future distributions to Gyrodyne. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during 2014.

With the exception of the receipt of the condemnation proceeds, our revenues and cash flows are generated predominantly from property rent receipts. Growth in revenues and cash flows had been and remains directly correlated to our ability to re-lease suites that are vacant or may become vacant at favorable rates and our strategic plan.

Our properties are located in New York State and Northern Virginia. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. The principal factors of competition are rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See "Part I" in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these factors.

Strategic Process

In July 2012, the Company received an additional $167,530,657 from the State of New York in payment of the judgments in the Company’s favor in the Company's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the “2012 Proceeds”), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Company was notified by the State of a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State of New York.

In August 2012, the Company announced that it was undertaking a strategic review, which was designed to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger or other strategic combination, consistent with the Company’s stated goal of providing one or more tax efficient liquidity event to its shareholders. In August 2012, the Company retained Rothschild, Inc., as financial advisor, and Skadden, Arps, Slate, Meagher & Flom LLP, as legal advisor, and authorized a committee of its Board (the “Strategic Alternatives Committee”), to lead the strategic review process. Commencing in October 2012, the Company solicited interest in proposals to acquire the Company from over 260 entities, and, in March 2013, an information memorandum was circulated to over 30 entities who had executed nondisclosure agreements. In the several months thereafter, members of its Board and management met with several bidders, permitted such bidders to conduct due diligence and indicative bids were received from a number of parties. Some of such indicative bids were for the whole Company and others contemplated the sale of a partial interest to a bidder who would assume control, but none of such bids were fully developed or contained value parameters and other terms acceptable to its Board.

Following a change in tax law in January 2013 reducing the recognition period applicable for the 2012 taxable year to five years, the Company applied for a private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013 (the “PLR”). The PLR concludes that the Company’s receipt of the 2012 Proceeds occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax but without incurring the built-in gains tax.

Further to the Company's previously stated goal of providing one or more tax efficient liquidity events to its shareholders and taking into account, among other factors, the Company's receipt of the PLR, the Board concluded that it is in the best interests of Gyrodyne and its shareholders to liquidate the Company for federal income tax purposes. On September 12, 2013, the Board adopted a plan of liquidation, pursuant to which the Company intends to dispose of its remaining assets in an orderly manner designed to obtain the best reasonably available value for such assets and to complete a tax liquidation, including pursuant to a merger into a new wholly owned limited liability company within a two year period from the adoption of the plan of liquidation.

On September 13, 2013, the Board declared a special dividend in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, will be paid in cash. The balance of the Special Dividend will be payable in the form of cash proceeds from any further asset dispositions effected prior to payment of the dividend, Dividend Notes, interests in a limited liability company to which the Company may transfer its remaining assets (or into which it may merge), or a combination of such forms at the discretion of the Board. The form of the balance of the special dividend, if other than cash, is referred to as the non-cash portion of the special dividend.

In a meeting held on October 9, 2013, the Board determined that in order to most clearly and directly accomplish its goal of distribution of the $98.7 million as a return of capital to shareholders, and in light of relevant consideration of issues of business continuity, shareholder liquidity and timeliness of execution, the Company would pursue the tax liquidation by means of a merger of the Company into Gyrodyne, LLC, a New York limited liability company and direct and wholly-owned subsidiary of the Company. At such meeting the Board also determined that, if the merger into Gyrodyne, LLC is not completed by December 31, 2013, the most likely in-kind distribution in the special dividend would be of nontransferable interests in Gyrodyne Special Distribution, LLC, another newly formed wholly-owned subsidiary of the Company. In order to achieve the full benefits of the special dividend, the Company must make a distribution of in-kind assets with a value of at least $30,685,000 in the aggregate.

In connection with the Special Dividend, the company incurred costs of $3.4 million for the 4% excise tax, $1.6 million for transaction costs, and approximately $5.1 million for Incentive Compensation Plan payments.

On October 21, 2013, the Company filed a preliminary proxy statement/prospectus with the SEC. The foregoing description of the Company’s strategic process is qualified in its entirety by the more in-depth description contained in such preliminary proxy statement/prospectus, which description is incorporated by reference into this Quarterly Report.

Economic Conditions

Recession and Recovery: The economic recession and illiquidity and volatility in the financial and capital markets from 2008 to present has continued to negatively affect substantially all businesses, including ours.  Although signs of an economic recovery beginning in 2010 through mid to late 2013 have emerged, it is not possible for us to quantify the timing and impact of the recovery on our future financial results.  The length and depth of the economic recession combined with the slow economic recovery has continued to negatively impact the real estate industry. Additionally, the Company stated in its 2010 through 2012 periodic filings that it believes the full impact of the economic downturn has not yet been fully absorbed by the real estate market, partially attributable to the Company’s belief that lease commitments, by their very nature, expire over time resulting in the vacancy impact of an economic slowdown occurring over a similar period of time as tenants cannot reduce their space demands until their leases expire. The continuation of negative absorption rates in many regions across the country, including Long Island, continues to confirm the impact of the economic volatility.

Fiscal Cliff: The Company’s business could also be adversely impacted by the recent automatic cuts in Federal spending. The American Taxpayer Relief Act (ATRA) of 2012, referred to generally as the fiscal cliff deal, delayed until March 1, 2013, the automatic spending cuts of nearly $1 trillion over the next 10 years (commonly known as “sequestration”) that were included under the Budget Control Act of 2011. These spending cuts include a 2% cut to Medicare providers and suppliers. Medicaid is exempt from these cuts. Cuts to Medicare reimbursement could have an adverse effect on our healthcare tenants’ results of operations and financial condition. The Company owns a medical building in Fairfax Virginia which may be adversely affected by any sharp reduction in government spending and employment in the Washington DC area. The short term and long term economic impact of sequestration will not be known until the actual spending cuts are implemented and the economic impact of the changes in the budget and taxes are known. Similar to the healthcare legislation discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, it will take an extended number of years to understand the impact of any changes brought about from the sequester.

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

Healthcare Legislation: The Federal health care legislation enacted in 2010 will potentially affect medical office real estate due to the direct impact on its tenant base. While the impact is not expected to be immediate due to the multi-year phase in period of the legislation, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients as well as combining practices with other professionals. As a result, our business could be impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates and (3) increased challenges in re-leasing space.

As of September 30, 2013, the average effective rental revenue per square foot adjusted for tenant improvements was $18.77 which was the same as the year ended December 31, 2012. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. This strategy involves a balance between preserving capital and improving the market value of our real estate portfolio. Our objectives are as follows:

●

managing the plan of liquidation to dispose of the Company’s remaining assets in an orderly manner designed to obtain the best reasonably available value and to complete the liquidation for federal income tax purposes within a two year period from the adoption of the plan of liquidation;

●	managing the tax exposure related to the condemnation proceeds and the sale of the remaining properties;
●	managing our portfolio to improve our operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	focusing use of capital to that which preserves or improves the market value of our real estate portfolio;
●	maximizing funds from operations ("FFO") and company adjusted FFO ("AFFO"); and
●	continuing to pursue the re-zoning effort of the Flowerfield property to maximize its value;

We believe these objectives help us achieve our strategic plan in the long term and strengthen our business and enhance value of our underlying real estate portfolio in the short term.

Third Quarter 2013 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended September 30, 2013.

Investments – The Company received principal payments during the three months ended September 30, 2013 of approximately $210,000 from its prior year investment in conforming agency fixed rate mortgage pass through securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The portfolio is currently generating a yield of approximately 2%.

Leasing – During the three months ended September 30, 2013, the Company executed 9 lease renewals encompassing approximately 10,000 square feet, and approximately $154,000 in annual revenue. In addition, the Company entered into 2 new leases encompassing approximately 3,000 square feet and $74,000 in annual revenue. Partially offsetting the new leases and renewals were 5 terminations during the three month period ending September 30, 2013, comprising approximately 9,000 square feet and approximately $137,000 in annual revenue. The Company realized a decrease in net deferred revenue of approximately $28,500. Included in the renewals were two tenants who expanded 3,570 square feet which relates to an additional $26,460 in annual rent.

The new leases and lease extensions signed during the third quarter included tenant allowances which the Company estimates at a cost of approximately $69,000, and rent abatements of approximately $37,000. There were lease commissions incurred by the Company during the third quarter of approximately $75,000 affiliated with total lease commitment revenues over the term of the respected leases of approximately $696,000 plus tenant reimbursements.

Subsequent to quarter end, the Company signed one new lease encompassing 2,100 square feet and approximately $23,000 in annual revenue. Offsetting the new lease were 2 terminations aggregating approximately 1,200 square feet and $17,000 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. During 2012 through September 2013, medical office parks and industrial parks continued to face challenges to maintain both rental rates and occupancy. Rental revenues were $1,156,360 and $1,104,502 for the three months ended September 30, 2013, and June 30, 2013, respectively, a quarter over quarter increase of $51,858. Although the Company successfully avoided portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Third Quarter Ended September 30, 2013	Second Quarter Ended June 30, 2013
Industrial Park Rental Revenue	$469,154	$423,958
Combined Medical Park Rental Revenue	$687,206	$680,544

Occupancy Rate Industrial Park	83%	86%
Occupancy Rate Combined Medical Parks	82%	81%
Total Occupancy Rate	82%	83%
Average Effective Rental rate per square foot – Industrial Park	$13.89	$13.99
Effective Rental Rate per square foot- Medical Parks	$23.69	$23.85
Average Total Effective rental rate per square foot	$18.77	$18.72

Our leasing activity has resulted in total lease commitments as of September 30, 2013 and June 30, 2013 of $16,017,000 and $16,252,000, respectively. There were two new leases and 2 expansions during the quarter, with the resulting annual revenue commitment partially offset by 5 terminations during the quarter. The Company has launched aggressive leasing strategies at each of its medical parks. In addition, the Company negotiated settlement and termination agreements with two tenants in default in the industrial park and one tenant in the medical parks, all of which exited the occupied space prior to September 30, 2013. During the third quarter the Company estimates approximately $106,000 of tenant incentives were provided to attract new tenants. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Director Compensation

Effective January 1, 2013, the Board authorized an increase in annual director fees to $42,000 per year and an increase in the Chairman’s fee to $36,000. The combined annual fees payable to the Chairman are an aggregate of $78,000 per year. The increase was authorized to compensate the directors, including the Chairman, for the significantly greater role, responsibilities and time commitment of the directors, as well as enhanced potential legal and reputational risks, resulting from the Company’s strategic process.

In addition, the cash portion ($45.86 per share) of the Special Dividend announced on September 13, 2013 triggered Incentive Compensation under the Company’s Incentive Compensation Plan of $2,850,199 which is payable on the Dividend payment date, December 30, 2013.

Strategic Alternatives

Following the receipt of the condemnation proceeds in July 2012, the Board established a committee to pursue strategic alternatives, including managing the process of selecting legal and financial advisors and making committee recommendations to the Board. As part of the process, in August 2012 the Company retained Rothschild, Inc. as financial advisor, and Skadden, Arps, Slate, Meagher & Flom, LLP, as legal advisor. The Company amended its engagement letter with Rothschild on January 31, 2013 reducing the monthly advisory fees from $100,000 to $50,000 for February 2013 and making a $50,000 payment for March 2013, payable solely at the Company’s discretion, with no further monthly retainer fees payable thereafter. Strategic alternative expenses incurred for the quarter ended September 30, 2013 were $2,151,392. During April 2013, the Board authorized the payment of the optional $50,000 March fee which was expensed in the second quarter.

Restructuring

The Company incurred administrative staff restructuring costs of approximately $64,000 in the first quarter of 2013. The restructuring costs were offset by a recurring compensation and benefit savings exceeding $150,000.

Additionally, the Company restructured its maintenance operation through the termination of four employees and outsourced its real estate maintenance to an independent vendor. There were no termination costs payable directly or indirectly to any of the employees.

The restructuring, all of which was completed in the first quarter of 2013, reduced the employee headcount from 11 to 7, net of the hiring of Frederick C Braun III as Prescient and Chief Executive Officer. The Company believes the reduced headcount improves the Company’s position to pursue its strategic alternatives and the recently announced merger and related plan of liquidation.

The Grove

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser.  Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during 2014.

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

The preliminary proxy statement/prospectus filed on October 21, 2013 includes a merger and plan of liquidation. If the shareholders approve the merger/plan of liquidation, then the Company will be required to adopt the Liquidation Basis of Accounting. Financial statements prepared using the liquidation basis of accounting are required to present real estate assets at the amount of the expected cash proceeds from liquidation.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 compared with the Three Months Ended September 30, 2012.

Rental revenues are comprised solely of rental income and amounted to $1,156,360 and $1,059,576 for the three months ended September 30, 2013 and 2012, respectively, an increase of $96,784 or 9%. The Flowerfield Industrial Park, Fairfax Medical Center, Port Jefferson Professional Park and Cortlandt Medical Center each experienced an increase in revenue; amounting to $69,083, $18,389, $8,478 and $834, respectively. The Flowerfield Industrial Park and Fairfax Medical Center revenue increases came predominantly from new leases which increased occupancy rates to 83% and 89% respectively, compared to occupancy rates in September 2012 for of 81% and 76%, respectively.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $124,090 and $137,037 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $12,947 or approximately 9%. The tenant reimbursement decrease was mainly attributable to the decrease in tenant reimbursements at the Cortlandt Medical Center and Port Jefferson Professional Park of approximately $8,000 and $6,000, respectively offset by an improvement in tenant reimbursements at the Flowerfield Industrial Park of approximately $3,000. The decreases in tenant reimbursements were attributable to both lower occupancy rates at the Medical/Professional Parks and a reduction in tenant reimbursement rates on renewals.

Rental expenses for the three months ended September 30, 2013 and 2012 were $606,722 and $582,901, respectively, an increase of $23,821 or 4%. Approximately $9,000 of the increase was due to an increase in utility expenses with the balance mainly comprised of an increase in insurance, real estate taxes and leasing cost amortization of $6,000, $4,000 and $4,000, respectively.

General and administrative expenses for the three months ended September 30, 2013 and 2012 were $5,713,020 and $521,469, respectively, an increase of $5,191,551. The major contributing factor to the increase was an incentive compensation expense, including related payroll taxes, of approximately $5,097,000 that is associated with the cash portion of the September dividend announcement of $98,685,000. An additional increase is generated by the pension costs of approximately $89,000. The remaining increase was primarily related to increased corporate insurance of approximately $9,000.

Strategic alternative expenses for the three months ended September 30, 2013 and 2012 were $2,151,392 and $258,094, respectively. The Company engaged transaction counsel and financial advisors in the third quarter of 2012 and the costs incurred reflect the consulting fees to transaction counsel, financial advisors and other professional consultants. During the third quarter 2013, the Company announced a dividend of $98,685,000 which triggered a liquidation fee under the Rothshchild agreement of $839,500. The majority of the balance was legal fees related to the review of the strategic alternatives, the private letter ruling and the associated 2013 dividend.

Depreciation expense for the three months ended September 30, 2013 and 2012 was $242,885 and $225,229, respectively, an increase of $17,656 or 8%.

Interest income was $59,437 and $22,514 for the three months ended September 30, 2013 and 2012, respectively. The increase in interest income is mainly attributable to the Company transferring cash to interest bearing accounts following the termination of the unlimited insurance on deposits at FDIC insured non-interest bearing depository accounts.

Interest expense for the three months ended September 30, 2012 was $251,305. The Company did not incur any interest expense during the three months ended September 30, 2013. The decrease was mainly attributable to the repayment of the outstanding mortgages in late 2012 and early January 2013.

Net loss before condemnation and provision for income taxes was $(9,474,132) and $(619,871), for the three months ended September 30, 2013 and 2012, respectively. The primary factors driving the increase in loss was the strategic alternative expenses of $2,151,392, the Incentive Compensation expense of $5,097,000 and the impairment charge on the Port Jefferson property of $2,100,000 partially offset by the interest expense savings of approximately $252,000 associated with the early repayment of the mortgage supplemented by the remaining items discussed above.

Condemnation income and expenses were not realized during the three months ended September 30, 2013 compared to condemnation income net of expenses of $87,089 for the three months ended September 30, 2012. The Company successfully concluded its condemnation case during the second quarter of 2012 resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1,474,941. The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

Interest income on condemnation proceeds of $104,928 reflects the interest earned in July 2012 prior to the receipt of the condemnation proceeds.

The benefit for income taxes for the three months ended September 30, 2013 was $58,182,122. There was no provision of or benefit for income tax for the three months ended September 30, 2012. The benefit for the three months ended September 30, 2013 is comprised of the income tax benefit of $61,649,000 derived from the dividend declared in September, 2013 offset by the excise tax costs of $3,396,320 and income taxes of $70,558. (See note #6 to the Consolidated Financial Statements)

The Company is reporting a net income (loss) of $48,707,990 and $(532,782) for the three months ended September 30, 2013 and 2012, respectively. The net income for the three months ended September 30, 2013 was primarily due to income tax benefit net of excise and income taxes of $58,182,122 offset by strategic alternative expenses of $2,151,392, incentive compensation expense of $5,097,000 and the $2,100,000 impairment charge on the Port Jefferson property. The primary factor responsible for the third quarter 2012 net loss was the strategic alternative costs of $258,094 supplemented by the items discussed above.

Nine Months Ended September 30, 2013 compared with the Nine Months Ended September 30, 2012.

Rental revenues are comprised solely of rental income and amounted to $3,360,446 and $3,348,005 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $12,441. While on a portfolio wide basis, revenues were flat, growth in our Industrial Park revenue offset decreases at each of the medical parks. The Flowerfield Industrial Park experienced an increase in revenue of $124,849 offset by decreases in revenue at the Cortlandt Medical Center, Port Jefferson Professional Park and Fairfax Medical Center, amounting to $85,765, $23,624, and $3,019, respectively. The reduction in revenue at the Cortlandt Medical Center and the Port Jefferson Professional Park was primarily related to a drop in average occupancy rates compared to the prior period. The Cortlandt Medical Center decrease was the result of three terminations during 2012 which were partially offset by two new leases during 2012; however the net remaining vacancy of 6,710 square feet is unchanged from December 31, 2012. The Port Jefferson Professional Park’s decrease was primarily related to one tenant who did not renew their lease in the third quarter of 2012 which comprised 2,652 square feet and $78,855 in annual revenue.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $429,486 and $429,668 for the nine months ended September 30, 2013 and 2012, respectively.

Rental expenses for the nine months ended September 30, 2013 and 2012 were $1,877,325 and $1,733,083, respectively, an increase of $144,242 or 8%. The primary factor for the increase was higher real estate maintenance costs of approximately $61,000 which was partially attributable to deferred maintenance on the properties from prior years. The remaining factors were an increase in real estate taxes, utilities, insurance, and amortized leasing costs of approximately $28,000, $22,000, $17,000, and $13,000 respectively.

General and administrative expenses for the nine months ended September 30, 2013 and 2012 were $7,277,635 and $1,471,917, respectively, an increase of $5,805,718. In September, 2013 the Company declared a dividend of 98,685,000 which triggered an expense under the Company’s Incentive Compensation Plan of approximately $5,097,000 including payroll taxes. Additionally, the Company incurred approximately $254,000 associated with the early repayment of the mortgages, approximately $64,000 in restructuring charges and a pension expense increase of approximately $268,000. The remaining increase was primarily related to increased corporate governance expenses of approximately $96,000.

Strategic alternative expenses for the nine months ended September 30, 2013 and 2012 were $2,803,021 and $259,908, respectively. The Company engaged transaction counsel and financial advisors in the third quarter of 2012 and the costs incurred reflect the consulting fees to transaction counsel, financial advisors and other professional consultants. During the first quarter 2013, the Company amended its agreement with its financial advisors where it no longer incurs a retainer beyond the first quarter but the firm remains engaged under the remaining terms of the agreement. Included in the strategic alternative expenses is a liquidation fee under the terms of the Rothschild agreement of approximately $839,500.

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $713,555 and $672,985, respectively, an increase of $40,570 or 6%. The increase is mainly attributable to the 2013 renovations in the developed property portfolio.

Interest income, not including condemnation related interest, was $188,066 and $64,292 for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest income is mainly attributable to the purchase of mortgage-backed securities during February and March of 2012 and a transfer of our cash deposits to interest bearing accounts following the expiration of the unlimited FDIC insurance on non interest bearing deposits with FDIC insured institutions.

Interest expense for the nine months ended September 30, 2013 and 2012 was $5,748 and $764,322, respectively, a decrease of $758,574. The decrease was attributable to the repayment of the outstanding mortgages in late 2012 and early January 2013.

The Company is reporting a net loss before Condemnation Proceeds and Provision for Income Taxes for the nine months ended September 30, 2013 and 2012 of $10,799,286 and $1,060,250 primarily due to strategic alternative expenses, incentive compensation expense associated with the cash portion of the dividend declared in September 2013, an impairment charge of $2,100,000 relating to the Port Jefferson property, costs associated with the early repayment of debt and the increase in non-cash pension expense supplemented by the impact of additional items discussed above.

The (expense) income from condemnation proceeds was $(2,360) and $100,030,852 for the nine months ended September 30, 2013 and 2012, respectively, a change of $100,033,212. The Company successfully concluded its condemnation case during the second quarter resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1, 474,941. The Company incurred approximately $2,360 and $129,000 in condemnation costs during the nine months ended September 30, 2013, and 2012, respectively.

Interest income on condemnation proceeds of $67,370,716 for the nine months ended September 30, 2012 resulted from the Company’s successful conclusion of its condemnation case for just compensation. The interest was received in July 2012.

The (benefit) provision for income tax was ($58,182,122) and $61,649,000 for the nine months ended September 30, 2013 and 2012, respectively. The provision for income tax for the nine months ended September 30, 2012 was $61,649,000 which was reversed into income as income tax benefit in 2013 net of excise tax costs of $3,396,320 and income taxes of $70,558. (See note #6 to the Consolidated Financial Statements)

The Company is reporting net income of $47,380,476 and $104,692,318 for the nine months ended September 30, 2013 and 2012, respectively, primarily due to the impact of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows: As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through cash on hand. The Company filed a preliminary proxy statement/prospectus on October 21, 2013 which included a Plan of Liquidation via a downstream merger into Gyrodyne, LLC (a newly formed wholly-owned subsidiary) which will be owned by the same shareholders as Gyrodyne. If the shareholders approve the proposed merger, the Company will be reporting under the Liquidation Basis of Accounting and expects to complete the sale of its assets and related distributions to shareholders within two years.

As of September 30, 2013, the Company had cash and cash equivalents, totaling approximately $85.2 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $3.6 million. The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of strategic alternatives over the next twelve months. The Company has $88.8 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the Special Dividend announced in September of $98.7 million of which $68 million will be payable in cash. The non-cash portion of the dividend will be payable in the form of cash proceeds from any asset dispositions, effected prior to the payment of any dividend, notes, interests in a limited liability company to which Gyrodyne may transfer some of its remaining assets, or into which it may merge into in accordance with its proposed merger and plan of liquidation. As a result of the $98.7 million dividend declaration payable in December 2013, the Company no longer is required to acquire any real estate to avoid taxes, which previously were deferred under Section 1033. The Board continues to review options as they may arise with its financial advisors. The Company estimated and reported in the preliminary proxy statement/prospectus filed on October 21, 2013, under the heading "Estimated Cash Proceeds and Outlays: Indicated Distribution Range” total gross cash proceeds from the sale of its assets of approximately $36.4 to $44.3 million and total cash used to operate during the term of liquidation of $8.0 to $8.5 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $37 to $44.8 million.

In addition to these ongoing requirements, the continued economic challenges for small businesses, including the lack of available credit to many of our tenant classes who are small businesses and the uncertainty facing medical tenants brought about by the 2010 Federal health care reform legislation, could adversely affect our operating results and accordingly the estimated cash proceeds from the plan of liquidation.

Net cash (used in) provided by operating activities were $(4,225,938) and $167,198,861 during the nine months ended September 30, 2013 and 2012, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses. The cash used in the current period was primarily related to strategic alternative expenses of $2,803,021, restructuring charge of approximately $64,000 and prepayment penalties and related costs of approximately $213,000 associated with the early repayment of the outstanding mortgage on the Port Jefferson Professional Park. The primary factor impacting cash flow provided by operations in the prior period was the conclusion of the condemnation litigation. The Company concluded its condemnation litigation in June 2012 and the State of New York remitted payment of $167,530,657 in July including interest, all of which was recorded in 2012.

Net cash provided by (used in) investing activities was $285,207 and $(5,217,462) during the nine months ended September 30, 2013 and 2012, respectively. Cash provided by investing activities in the current period was primarily due to the receipt of principal repayments and interest of approximately $865,941 on the investment made in the prior period partially offset by capital expenditures on its real estate portfolio of $580,734. Cash used in investing activities in the prior period was primarily attributable to the purchases of securities of approximately $4.8 million net of principal distributions.

Net cash used in financing activities was $5,013,415 and $457,501 during the nine months ended September 30, 2013 and 2012, respectively. The cash used in financing activities in the current period is primarily related to the early repayment of the outstanding mortgage obligation on the Port Jefferson Professional Park. The cash used in financing activities in the prior period was primarily comprised of scheduled principal payments on the Company’s debt service obligations of $461,466.

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

The economic climate continues to negatively impact the volume and pricing of real estate transactions. Despite the fact that the Company has invested in medical office buildings, an asset class that has been less vulnerable, if these conditions continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   While the Company has been generally successful in maintaining its effective rental rates, its revenue commitments had been decreasing through March 31, 2012. The Company successfully increased its lease commitments to $16.0 million at September 30, 2013 compared to $14 million at December 31, 2012. This is mainly attributable to signing new long term leases and migrating existing tenants to long term leases.

LIMITED PARTNERSHIP INVESTMENT

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$-	*	*	*	*
Operating lease obligations	$13,198	$2,933	$5,866	$4,399	-
Total	$13,198	$2,933	$5,866	$4,399	-

* Port Jefferson Mortgage was prepaid in full in January 2013. Additional information can be found in Note 7 to the Financial Statements above.

Non-GAAP Supplemental Financial Measure: Funds from Operations ("FFO")

The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of National Association of Real Estate Investment Trusts ("NAREIT"). The White Paper defines FFO as Net Income or loss calculated in accordance with GAAP, excluding extraordinary items , as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

We also present Company adjusted FFO ("AFFO"), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives and restructuring fees which were not incurred in the comparative periods, 2008 through 2013, as well as distributions triggered under the Company's Incentive Compensation Plan.

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$47,380,476	$104,692,318	$48,707,990	$(532,782)
Depreciation and amortization	713,555	672,985	242,885	225,229
Amortization of capitalized leasing costs	54,201	41,523	18,252	14,001
Impairment charges on real estate	2,100,000	-	2,100,000	-
Condemnation costs (income)	2,360	(167,401,568)	-	(87,089)
Tax (benefit) provision related to condemnation	(58,182,122)	61,649,000	(58,182,122)	-
Funds from Operations ("FFO") *	$(7,931,530)	$(345,742)	$(7,112,995)	$(380,641)
Company adjustments to FFO
Compensation and related costs to employees and former employees under the Incentive Compensation plan triggered by the Special Dividend	2,246,662		2,246,662
Director fees under the Incentive Compensation Plan triggered by the Special dividend	2,850,199		2,850,199
Restructuring costs	64,237	-	-	-
Costs to pursue strategic alternatives	2,803,021	259,908	2,151,392	258,094
Debt prepayment penalties and related costs	253,515	3,270	-	-
Company adjusted Funds from Operations ("AFFO")	$286,104	$(82,564)	$135,258	$(122,547)

Per share amounts – basic and diluted
Net income (loss)	31.96	70.61	32.85	(0.36)
Funds from operations	(5.35)	(0.23)	(4.80)	(0.26)
Company adjusted funds from operations	0.19	(0.06)	0.09	(0.08)

* Includes payments made under the Incentive Compensation Plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2013. As of September 30, 2013, the Company’s investment is in conforming agency fixed rate mortgage pass through securities ("mortgage-backed securities"), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2012.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Gyrodyne Company of America, Inc. v. The State of New York

In July 2012, the Company received $167,530,657 from the State of New York (the "State") in payment of the judgments in the Company’s favor in the Company's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the "2012 proceeds"), $1,474,941 for the Company’s costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Company was notified by the State of a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State of New York.

The $167,530,657 million payment concluded the Company’s case commenced in 2006 for just compensation for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State. The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

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

Items 2 through 5 are not applicable to the Company in the three and nine-months ended September 30, 2013.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: November 12, 2013	/s/ Frederick C. Braun III
By Fredeick C. Braun III
President and Chief Executive Officer

Date: November 12, 2013	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

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