Form 10-K
period 2013-12-31
GYRODYNE CO OF AMERICA INC
filed 2014-03-25
CIK 44689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐No☒

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer ☐                                                                                                  Accelerated filer ☒

Non-accelerated filer ☐(Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2013 was $73,556,984. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 21, 2014, 1,482,680 shares of the Registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

Introduction:

When we use the terms “Gyrodyne”, the “Company”, “we”, “us” and “our”, we mean Gyrodyne Company of America, Inc. and all entities owned by us including non–consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

All references to 2013, 2012 and 2011 refer to our fiscal years ended or the dates, as the context requires, December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Item 1. Business

Description of the Company's Business

Gyrodyne Company of America, Inc. is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company operates primarily in one segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013, all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owned 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to "we" or "our" to refer to the Company and GSD and "the Company's properties" or "GSD's properties" (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees or result in capital needs at GSD that might require additional capital from Gyrodyne, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant must reimburse GSD for a portion, or substantially all, of the costs and/or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. However, certain leases provide that GSD is responsible for certain operating expenses.

The Company’s board of directors has approved an agreement and plan of merger, dated as of October 15, 2013 and amended and restated as of December 20, 2013 (the “Merger Agreement”), pursuant to which, if approved by the Company’s shareholders, the Company and GSD will merge with and into Gyrodyne, LLC (the “Merger”) with Gyrodyne, LLC surviving the Merger and the Company and GSD ceasing to exist. According to New York State law, the Merger requires the approval of shareholders of the Company holding two-thirds of the Company’s outstanding shares.

As of December 31, 2013, the Company has an investment in mortgages of approximately $13.8 million, which is eliminated in consolidation and an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property, the “Grove Property”.

Following the distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Distribution, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement which provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In connection with such management services, the Company is obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million which the Company may determine from time to time. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc. (“FPI”).

GSD has 100% ownership in two medical office parks comprising 91,581 rentable square feet, ten of fourteen buildings in another medical office park comprising 39,329 rentable square feet and a multitenant industrial park comprising 130,426 rentable square feet. The medical offices are subject to mortgages owned by Gyrodyne Company of America. In addition, GSD owns approximately 68 acres of undeveloped land in St. James, New York. As the owner of the properties previously held by the Company, GSD has all the attributes of ownership with respect to such properties, including the right to receive rental income.

The Company believes it has qualified, and expects to continue to qualify, as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). Following the transfer of the Company's four real properties to GSD and the subsequent distribution of all the common membership interests of GSD to the Company's shareholders in the Special Distribution, the Company expects that it's income will mostly consist of interest on mortgage debt payments relating to the properties, with any management and other fees payable by GSD for services provided by the Company to be made to a taxable REIT subsidiary of the Company. Accordingly, the Company generally will not be subject to federal and state income tax, provided that we distribute at least 90% of our REIT taxable income, as defined under the Code, in the form of a dividend to our shareholders each year and comply with various other requirements. As a result of the REIT Modernization Act of 1999, the Company is permitted to participate in certain activities without jeopardizing its REIT status which would have previously been precluded, provided the Company conducts these activities through an entity that elects to be treated as a taxable REIT subsidiary under the Code. The Company has one taxable REIT subsidiary, FPI, the only asset of which is the Company’s limited partnership interest in the Grove, which will be subject to federal and state income tax on the income from these activities. In addition, the operating results associated with the Company’s management of GSD will also be recorded and reported in FPI as such fees are not REIT qualified income.

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

History/Business Development

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

In July 2012, the Company received $167,530,657 from the State of New York in payment of the judgments in the Company’s favor in the Company's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the "2012 Proceeds"), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Company was notified by the State of a $29,000 overpayment, which the Company returned, due to an error in the interest calculations by the State of New York.

In August 2012, the Company announced that it was undertaking a strategic review which was designed to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger or other strategic combination, consistent with the Company’s stated goal of providing one or more tax efficient liquidity events to its shareholders.

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Company applied for another private letter ruling (the "PLR") from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013. The PLR concludes that the Company’s receipt of the additional damages in July 2012 in connection with the judgment in the Company’s favor in its condemnation litigation with the State of New York occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 12, 2013, following receipt of the PLR, the Board of Directors of the Company (the "Board") adopted a plan of liquidation, pursuant to which the Company intends to dispose of its remaining assets in an orderly manner designed to obtain the best reasonably available value for such assets and to complete the liquidation of the Company for federal income tax purposes (the “Tax Liquidation”) within two years from the adoption of the plan of liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended. In connection with the Tax Liquidation, the Board approved a plan of merger designed to facilitate the Tax Liquidation pursuant to which the Company would merge into, Gyrodyne, LLC, a limited liability company currently wholly owned by the Company (the “Plan of Merger”). The New York Business Corporation Law requires that the plan of merger be approved by the affirmative vote of holders of two thirds of all outstanding shares of the Company. Shareholders of the Company who sold their shares in the Company on or following the ex-dividend date of the Special Distribution will continue to hold their GSD interests indefinitely because such interests are generally non-transferable. Holders of GSD interests who no longer own shares in the Company will not be entitled to vote at the special meeting that the Company intends to call in order to vote upon the Plan of Merger. See, "Risk Factors - Risks Associated with the Plan of Liquidation and Plan of Merger - We no longer own our properties, and there could be conflicts between our shareholders and holders of GSD interests".

On September 13, 2013, the Board declared a special dividend (the "Special Dividend") in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. At the time of the Special Dividend declaration, it was contemplated that the balance of the special dividend was to be payable in the form of cash proceeds from any asset dispositions effected prior to payment of the dividend, notes payable by the Company, interests in a limited liability company to which Gyrodyne would transfer certain assets (or into which it may merge), or a combination of such forms at the discretion of the Board.

On December 20, 2013 Gyrodyne announced that its Board determined the final details of its previously declared special dividend in the amount of $98,685,000, or $66.56 per share of the Company's common stock, which was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

In the special dividend, shareholders of record as of November 1, 2013 received $68,000,000, or $45.86 per share, in cash, and 100% of the outstanding common membership interests in GSD, which interests, collectively, represent a 100% economic interest in Gyrodyne’s four real properties: Flowerfield, Port Jefferson, Cortlandt Manor and Fairfax. These properties, with the exception of Flowerfield, are subject to an aggregate of approximately $13,800,000 in mortgage debt payable to a subsidiary of Gyrodyne. Each of Flowerfield, Port Jefferson, Cortlandt and Fairfax is held in a single asset limited liability company subject to its respective mortgage, if any, with no provisions for cross collateralization or guarantees by its parent, GSD. Gyrodyne retained a non-economic interest in GSD and is its managing member. The GSD common membership interests are not transferable except in extremely limited circumstances.

The Board of the Company, after consideration of a management presentation regarding the fair market value of the properties to be held by GSD, determined that the GSD interests distributed were valued in the aggregate (representing the value of the properties to be held by GSD, less the mortgages payable and other directly related real estate liabilities) at $30,685,000 ($20.70 per share) or more. Thus, all distributions of REIT income for 2012 required to be made under applicable laws were made by means of such special dividend. No assurance can be given as to the value of the underlying GSD properties ultimately realized by GSD or (subsequent to the merger) Gyrodyne LLC. For financial statement purposes, the consolidated financial statements of both Gyrodyne and GSD will reflect the historical book values of the underlying assets.

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of taxable capital gain income by the Company. Giving effect to offsetting deductions, the Company had approximately $18 million in taxable REIT income for 2013. In order to satisfy applicable REIT distribution requirements, the Company declared on December 20, 2013 an additional dividend (the “Second Special Dividend”), payable to shareholders of the Company as of December 31, 2013. Such dividend, paid on January 31, 2014, was in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017, the principal amount of which was $16,150,000 ($10.89 per share).

On December 19, 2013, the Board amended the Merger Agreement to provide that both the Company and GSD would merge into Gyrodyne, LLC and that in such merger the GSD shares distributed in the Special Dividend, the Dividend Note interests issued as the Second Special Dividend and the common shares of the Company would all be converted into equity interests of Gyrodyne, LLC, thereby resulting in a simplified capital structure and permitting holders of equity interests in GSD and holders of interests in the Dividend Note to receive freely transferable common shares of Gyrodyne, LLC. The Board also authorized the approval of the merger by action of the sole member (the Company) of GSD and Gyrodyne, LLC. The Merger Agreement provides that holders of common stock of the Company will receive 15.2% of the equity interests in Gyrodyne, LLC, holders of interests in the Dividend Note ($16,150,000) would receive 29.2% of the equity interests in Gyrodyne, LLC, and holders of common membership interests of GSD would receive 55.6% of the equity interests of Gyrodyne, LLC, subject to adjustment in the discretion of the Company's Board. The Board determined these allocations based on the mathematical portion of the fair market value of the assets of GSD ($30,685,000) as determined by the Board, the principal amount of the Dividend Note ($16,150,000) and the estimated pro forma book value of the Company of $8,450,000 (approximately $5.70 per share). In making such allocations, the Board recognized that the GSD interests and the interests in the Dividend Note were not transferrable, and the holders of such interests will not be able to realize value readily. The merger will facilitate the final step in the tax liquidation of Gyrodyne while simplifying the corporate structure and interrelationships of Gyrodyne and GSD.

On October 21, 2013, the Company filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission (the "SEC") which contained, among other matters, the Board's recommendation that the shareholders vote in favor of the Plan of Merger. The Company received comments from the SEC on November 18, 2013. The Company expects to respond to the SEC’s comments following the filing of this report and hopes that it will be able to file definitive materials with the SEC and call a special meeting of shareholders late in the second quarter or early in the third quarter of 2014. Shareholders are urged to review carefully such definitive materials when they are made available. Gyrodyne, LLC may not issue the equity interests in the Merger until the proxy statement/prospectus is effective. This Report on Form 10-K is not to be considered material to solicit proxies or deemed an offer to sell the Gyrodyne, LLC equity interests, which solicitation and offer will only be made through a definitive proxy statement/prospectus. Neither the Company nor any of its subsidiaries have ever been in any bankruptcy, receivership or similar proceeding.

The Grove

The Company, through a separate taxable REIT subsidiary has an approximate 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property (the "Grove Property."). Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove. Gyrodyne may be required to recognize gain in 2014 and its deferred tax liability of $1,315,000.

Current International Political Uncertainty

The current economic uncertainty in Europe, Emerging Markets, Asia and the continued political unrest in the Middle East are affecting our business. The uncertainty has resulted in higher commodity prices which directly result in higher oil, gas and other utility costs, all of which represent a material portion of our overall property operating expenses. Consequently, our Funds from Operations (See MD&A for definition) and margins could be adversely affected, if we are unable to pass the increases on to our tenants.

Global Credit and Financial Crisis

Our business may be affected by the market for medical office, residential and industrial properties as well as the general financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result of the economic downturn that began in the second half of 2007, demand for medical office, industrial, retail space and undeveloped property declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities remain lessened compared to the period prior to the current economic downturn and capitalization rates rose. While the economy and real estate specifically has improved, the recovery has been slow and not equally experienced across the United States. As a result, the cost and availability of credit during the downturn was, and if down markets return be, adversely affected by illiquid credit markets and wider credit spreads. Economic weakness and uncertainty, inclusive of concern on the stability of the markets generally and the strength of counterparties specifically has led during the prior downturn, and if such downturn returns may lead, many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect the net proceeds from the sale of any of our real estate. Additionally, this could affect the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in Westchester and Suffolk Counties in New York and Fairfax County in Virginia. GSD's current portfolio consists primarily of medical office and industrial buildings comprising approximately 260,000 rentable square feet, (as compared to a larger and more diversified real estate portfolio). If negative economic conditions persist or deteriorate, then GSD's results of operations, financial condition and ability to attract debt, may be negatively impacted, and result in decreased management fees and mortgages to the Company, which could reduce our ability to repay the Dividend Notes or pay dividends to the Company's stockholders.

As a result, our business could be impacted by general economic, financial and industry conditions, including (1) obtaining financing to renovate our current real estate holdings and or pursue the rezoning efforts on the undeveloped property, (2) difficulty in consummating property transactions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

As the U.S. continues its recovery, Europe continues to battle its economic headwinds and as China continues to slow down and manage its economic expansion, any such downsizing adversely affects many emerging markets as well as Europe, China’s largest trading partner. The Federal Reserve is in the early stages of tapering its economic stimulus program which is driving up interest rates. At the same time, both the European Central Bank and the London Central Bank have kept rates flat despite pressure to reduce rates. Japan is actively implementing a stimulus program to drive rates down and certain emerging markets have implemented programs to raise rates. Such interest rate volatility could affect the flow of funds targeted for investment in US major cities. An example is the large amount of funds that targeted U.S. investment in 2010 through 2013 drove up prices in major cities thereby shifting investor’s sentiment from “A” class buildings in major markets to alternative real estate investments in suburban and tertiary markets. A weakening in demand in the major markets may adversely impact the continuing stages of the recovery in real estate in the tertiary markets which is where much of Gyrodyne’s investments reside.

Health Care Industry

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”) were signed into law. The complexities and ramifications of the Healthcare Legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018.

The Health Care Legislation has affected medical office real estate due to the direct impact on the tenant base. At this time, the full effects of the Healthcare Legislation and its impact on our business, our revenues and financial condition and those of our tenants are not yet known. We believe that the Healthcare Legislation is causing medical professionals to review their real estate options which include remaining status quo, increasing tenant space to address a higher volume of patients, combining practices with other professionals as well as becoming hospital employees rather than continuing independent practices of medicine. Our business is being impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty maintaining / raising rental rates, (3) increased challenges in re-leasing space and (4) difficulty transitioning tenants into larger spaces.

As of December 31, 2013, the average effective rental revenue per square foot adjusted for tenant improvements was $18.71 and is comprised of an average effective rental rate from the medical properties and industrial park of $23.56 and $13.87, respectively. As of December 31, 2012, the average effective rental revenue per square foot adjusted for tenant improvements was $18.77 and was comprised of an average effective rental rate from the medical properties and industrial park of $23.84 and $13.98, respectively. The Company defines the average effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

The above discussed risks from the Health care Legislation and the slow recovery from the global credit and financial crisis has continued to adversely impact the average rental rate per square foot in 2013 compared to 2012. The Company has approximately 28% of its leases, based on rent, up for renewal in 2014 which is flat with 2013. During the first three quarters of 2012, the Company incurred lease terminations and rental rate degradation. Late in the third quarter of 2012, the Company developed and implemented a new and more aggressive leasing strategy inclusive of rent abatements and incentives along with improvements to the common areas of its properties. The leasing activity in the fourth quarter of 2012 and all of 2013 indicate that the new leasing strategy is improving building occupancy in Fairfax but the Company has not experienced similar improvement from the strategy at its remaining properties. Approximately 43% of the Company’s 2012 lease terminations were due to migration of tenants from our Cortlandt Medical Center to the neighboring hospital following the completion of a major hospital renovation and expansion. The facility is now full and we believe the long term impact of the expanded and growing hospital will be beneficial to the Cortlandt Medical Center which is the closest professional medical center in the immediate vicinity of the hospital. However, due to continuing challenges in the local market of the Cortlandt Medical Center, the Company has not been successful increasing occupancy and has suffered degradation in its annual rental rate stemming from renewals at lower rates which helped stem further reductions in its Cortlandt Medical Center occupancy rate. While the economy improved during 2013 and 2012, it may not be an accurate indicator of 2014. General economic conditions and a rising interest rate environment, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2013 and 2012. During 2013, the Company incurred brokerage commissions of approximately $177,000 on new leases and provided approximately $494,000 in related tenant improvements. Additionally, the Company provided approximately $56,000 of tenant concessions in the form of rent abatements. The commissions, tenant improvements and concessions resulted in $3.2 million of total lease commitments over the term of the respective leases, with a total of $5,085,200 additional commitments in all. The Company believes any significant long-term leases signed in 2014 may be accompanied by tenant incentives and/or rent concessions that will equal or exceed those made in 2013.

Business Strategy

On December 30, 2013, the Company distributed to its shareholders all of the equity interests of GSD, which owned 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. The Board has also approved the Plan of Merger, subject to the approval of shareholders of the Company holding at least two-thirds of the outstanding shares, pursuant to which the Company and GSD will be merged with and into Gyrodyne, LLC with the Company’s shareholders, holders of GSD equity interests and holders of interests in the Dividend Note all exchanging their respective interests for equity interests in Gyrodyne, LLC. The Company intends to call a special meeting of shareholders to vote upon the Plan of Merger after the related proxy statement/prospectus it filed on October 21, 2013 is declared effective by the SEC.

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. This strategy involves a balance between preserving capital and improving the market value of the real estate portfolio which we currently manage for GSD. Our objectives are as follows:

●	managing the real estate portfolio currently held by GSD to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;

●	pursuing the re-zoning effort of the Flowerfield property on behalf of GSD to maximize its value;

●	focusing use of capital by the Company or GSD to that which preserves or improves the market value of GSD's real estate portfolio;

●	maximizing Funds From Operations (“FFO”) and company adjusted FFO (“AFFO”);

●	managing the tax liquidation process.

We believe these objectives help us achieve our strategic objective in the long term and strengthen our business and enhance the value of our underlying real estate portfolio in the short term.

It is the current intent of the Company’s Board to seek shareholder approval for the merger and, if such approval is obtained, to consummate the merger. Although the consummation of the merger will complete the tax liquidation, the Board currently intends that, following the merger, Gyrodyne, LLC will operate with a business plan to dispose of its current real property assets in an orderly manner designed to obtain the best value reasonably available for such assets. Proceeds of such dispositions will be used to settle any claims, pending or otherwise, against Gyrodyne, LLC and to make distributions to holders of Gyrodyne, LLC interests. When all properties of Gyrodyne, LLC are disposed of, it is intended that Gyrodyne, LLC will dissolve and a final distribution will be made.

Sales of properties, either by GSD or by Gyrodyne, LLC if the merger is consummated, could take the form of individual sales of assets, sales of groups of assets organized by business, type of asset or otherwise, a single sale of all or substantially all of the assets, or some other form of sale (including the sale of GSD itself prior to the merger). The assets may be sold to one or more purchasers in one or more transactions over a period of time. It is not anticipated that any shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by the Company’s Board, or if after the merger by Gyrodyne, LLC’s Board. The prices at which the various assets may be sold depends largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, U.S. and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

Uncertainties as to the precise value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in the liquidation. Claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, although currently declining, will continue to be incurred following shareholder approval of the Plan of Merger. However, certain professional fees, such as legal expenses and the fees of outside financial advisors have recently increased, as a result of the strategic review, the PLR and the liquidation process. These expenses will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our Board believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

Summary of the Strategic Process

On September 13, 2013, the Company announced that its Board had completed its previously announced review of the Company's strategic alternatives and had declared a special dividend in the amount of $98,685,000, or $66.56 per share of the Company's common stock, of which approximately $68,000,000, or $45.86 per share, was paid in cash.

The balance of the special dividend was paid in the form of non-transferable shares in GSD. Such interests collectively constitute a 100% economic interest in the Company's four real properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which are subject to an aggregate of approximately $13,800,000 in mortgage debt payable to a subsidiary of the Company that was retained by the Company. The Company is the managing member of GSD. The distribution was made on December 30, 2013 to shareholders of record on November 1, 2013. While Flowerfield is not subject to a mortgage, each of the remaining properties resides in a separate single asset limited liability company subject to its respective mortgage with no guarantee by GSD or cross collateralization.

The special dividend was facilitated by the Company's receipt of a private letter ruling from the Internal Revenue Service (the "IRS") that permitted the Company to distribute, by means of the special dividend, the gains realized from its 2012 receipt of additional damages in connection with condemnation litigation (described below) subject to a 4% excise tax, but without incurring a REIT-level 35% tax. Following a change in tax law in January 2013, the Company applied for the ruling from the IRS in March 2013 and ultimately received the favorable ruling in August 2013.

The dividend was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

Process Summary

In July 2012, the Company received $167,530,657 from the State of New York (the "State") in payment of judgments in the Company's favor in condemnation litigation with the State regarding 245.5 acres of the Company's Flowerfield property in St. James and Stony Brook, New York, which consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest of which $29,000 was returned due to an error in the State's interest calculation. The State had paid the Company $26,315,000 for such property at the time of the taking, which the Company elected, under New York's eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.

In August 2012, the Company announced that it was undertaking a strategic review, which was designed to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger or other strategic combination, consistent with the Company's stated goal of executing a tax-efficient liquidity event or series of tax-efficient liquidity events. Proposals to acquire the Company were solicited from numerous parties. After a thorough process, where numerous parties were contacted, the Board determined that it was unlikely the Company could consummate an acceptable acquisition or similar transaction on a timely basis.

Further to the Company's previously stated goal of providing liquidity to its shareholders on a tax- efficient basis and taking into account, among other factors, the Company's receipt of the private letter ruling, the Board concluded that it is in the best interests of the Company and its shareholders to liquidate the Company in an orderly manner. On that basis, the Board, on September 12, 2013, adopted a Plan of Liquidation and Dissolution (the "Plan") which includes the Plan of Merger. The Plan of Merger is subject to approval by shareholders of the Company holding at least two-thirds of the outstanding shares. The Company declared the Special Dividend on September 13, 2013 in the amount of $98,685,000, or $66.56 per Gyrodyne share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the Special Dividend was paid in the form of interests in GSD into which Gyrodyne had transferred its four real properties subject to mortgage obligations in favor of the Company in the amount of $13,840,889.

The Special Dividend was in addition to a prior special cash dividend in the amount of $56,786,652, or $38.30 per share, which was paid on December 14, 2012 to shareholders of record as of December 1, 2012.

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of taxable capital gain income by the Company. Giving effect to offsetting deductions, the Company had approximately $18 million in taxable REIT income for 2013. In order to satisfy applicable REIT distribution requirements, the Company declared on December 20, 2013 an additional dividend, payable to shareholders of the Company as of December 31, 2013. Such dividend, paid on January 31, 2014, was in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017, the principal amount of which was approximately $16,150,000 ($10.89 per share). The annual interest rate is 5% payable semiannually in kind or cash on June 15th and December 15th.

The Company intends to file a revised proxy statement/prospectus with respect to the Merger within the next several weeks. Subject to review by the SEC, the Company expects to finalize such proxy statement/prospectus and hold the required meeting of the Company’s shareholders as promptly as practicable, and hopes to complete the Merger late in the second quarter or early in the third quarter of this year.

Real Estate

Effective December 30, 2013, GSD owns the 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James, New York. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. GSD currently has 130,426 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2013, there were 44 tenants, comprising 52 leases and 6 long-term tenants under month-to-month commitments. The annual base rent at Flowerfield based on the rates in effect as of December 2013 is $1,750,000 which included month-to-month annualized base rent of $189,000 on approximately 14,100 square feet. The occupancy rate is 84% as of December 31, 2013. The Flowerfield property is located in Smithtown Township. Studies including environmental, archeological, ecological and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that material costs will not be incurred in connection with compliance with environmental laws. During the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the Company had no material expenses related to environmental issues.

In June 2007, the Company filed an application with the Town of Smithtown, New York to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. The residential mix and total number of residential units could change prior to or upon approval by local government agencies. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential". The costs associated with the ownership and development of the property through December 31, 2013 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,824,000. The Company cannot predict the outcome of the application and has not aggressively pursued it as other options are being evaluated. The Company has an additional 5.2 acres bordering our industrial park that is currently zoned residential and is not part of the application for planned residential.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York, which as of December 2013 is owned by GSD, subject to a mortgage obligation to the Company of approximately $4,147,000. The buildings were acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 39,329 square feet of rentable space. As of December 31, 2013, there were 17 tenants, comprising 16 leases; the difference reflects one long-term tenant under a month to month agreement. The annual base rent based on the rates in effect as of December 2013 is $759,000 which included month–to-month annualized base rent of $21,000 on approximately 800 square feet. The occupancy rate was 73% as of December 31, 2013. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments. The balance of the mortgage was prepaid in full in January 2013 and assumed by a subsidiary of Gyrodyne. The acquistion of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York, which as of December 2013 is owned by GSD, subject to a mortgage obligation to the Company of approximately $3,512,000. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space on the date of acquisition. The purchase price was $7 million or $231 per square foot. As of December 31, 2013, there were 13 tenants, comprising 13 leases, renting space with an annual base rent of approximately $663,000, based on the tenant base and rates in effect as of December 2013. The property was 79% occupied as of December 31, 2013. Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000. The balance of the mortgage was prepaid in full in November 2012 and assumed by a subsidiary of Gyrodyne. The acquistion of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code. Following certain capital improvements, the rentable square feet currently is 31,421 square feet.

On August 29, 2008, the Company acquired a 1,600 square foot single-family residential dwelling located on 1.43 acres at 1987 Crompond Road, Cortlandt Manor, New York, which as of December 2013 is owned by GSD. The purchase price was $305,000. The Company was able to take advantage of a distressed sale by the seller as the property is located directly across the street from the Hudson Valley Hospital Center and adjoins the Cortlandt Medical Center. The property is zoned for medical office use by special permit and is potentially a future development site for expansion of the Cortlandt Medical Center. This property has not been mortgaged.

On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax City, Virginia, which as of December 30 2013 is owned by GSD, subject to a mortgage obligation to the Company of approximately $6,181,000. The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space at date of acquisition. The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2013, there were 28 tenants, comprising 28 leases, renting space with an annual base rent of $1,380,000, based on the rates in effect as of December 2013. The occupancy rate as of December 31, 2013 was 92%. Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000. The acquistion of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property. The balance of the mortgage was prepaid in full in December 2012 and assumed by a subsidiary of Gyrodyne.

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York, which as of December 2013 is owned by GSD. The property consists of 2,450 square feet of rentable space on 1.6 acres. The purchase price for the property was approximately $720,000. This property is adjacent to the 1.43 acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly across Crompond Road from the Hudson Valley Hospital Center in addition to the 5.01 acre Cortlandt Medical Center site. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility, which was prepaid in full in December 2012. The property was 100% occupied as of December 31, 2013 by two tenants with a total annual base rent of $35,400.

Limited Partnership Investment in Callery-Judge Grove, L.P. (the “Grove”)

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove in 1965. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development.   Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove defaulted on its loan from Prudential and that the Grove was indebted to Prudential in an amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne may be required to recognize gain in  2014 and its deferred tax liability of $1,315,000.

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

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Company applied for another private letter ruling (“PLR”) from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013. The PLR concludes that the Company’s receipt of the additional damages in July 2012 in connection with the judgment in the Company’s favor in its condemnation litigation with the State of New York occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the Special Dividend was paid in the form of interests in GSD to which Gyrodyne transferred its remaining real estate assets subject to mortgage obligations to the Company of approximately $13,800,000. GSD will generally be treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is "qualifying income" under Section 7740(d) of the Internal Revenue Code. "Qualifying income" includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If GSD fails to meet its requirement it may be taxable as a corporation.

In accordance with REIT distribution requirements, on December 20, 2013, the Company announced a dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017. The annual interest rate is 5% payable semiannually in kind or cash on June 15th and December 15th.

If the Merger is completed, Gyrodyne, LLC, the surviving company in the Merger, will not qualify as a REIT but will be structured as a limited liability company which will be treated as a partnership, which is a pass-through entity for Federal income tax purposes. Gyrodyne, LLC will generally be treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If Gyrodyne, LLC fails to meet this requirement it may be taxable as a corporation.

Competition

The rental properties managed by the Company (owned by subsidiaries of GSD, LLC, a consolidated variable interest entity) are located in St. James, Port Jefferson Station, and Cortlandt Manor, New York and Fairfax City, Virginia. The Company competes in the leasing of medical, professional and general office space and engineering, manufacturing and warehouse space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than the Company and may generally be able to accept more risk than we can prudently manage, including risk with respect to creditworthiness of tenants. Principal factors of competition in the Company’s rental property business are: the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, financial strength of its competitors, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in its relevant market. Additionally, the Company’s ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

In seeking new opportunities, and the sale of properties, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other public and private real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned by the Company, it competes with other owners of like properties for tenants.

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

Financing Strategy

General – Our principal source of financing had been property specific debt to leverage specific acquisitions and for 2010 the utilization of the revolving line of credit (“Revolver”). The Revolver was utilized to finance the 2010 acquisition of property in Cortlandt Manor, New York, and support capital improvements and general working capital. Following the Company’s receipt of condemnation proceeds in July 2012, the Company’s principal source of financing became cash on hand and cash flow from operations.

Financing – Historically, the Company financed its operations utilizing cash on hand, cash flow from operations and property specific debt. The economic uncertainty made it challenging to negotiate debt at acceptable terms during 2011. As a result, during 2011, the Company raised capital through a sale of additional common stock – see Equity Financing. The Company believes it is currently well capitalized with adequate cash levels to operate the business.

In accordance with REIT distribution requirements, on December 20, 2013, the Company announced a dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017. The annual interest rate is 5% payable semiannually in kind or cash on June 15th and December 15th.

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

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by GSD for the remediation thereof. No assurance can be given, however, that environmental regulations will not in the future have a materially adverse effect on the GSD properties.

In conjunction with the closing of the Company’s mortgage on the Flowerfield Industrial Park, the Company agreed with the bank to a $250,000 escrow account which would be released to the Company pending environmental testing results satisfactory to the bank. During the third quarter of 2011, the escrow was released to the Company following the bank’s satisfaction with the environmental testing which resulted in no significant adverse findings. The mortgage was prepaid in full in December 2012 and assumed by a subsidiary of Gyrodyne.

Insurance

The Company and GSD carries comprehensive liability, property, terrorism and umbrella insurance coverage which includes fire, flood, earthquakes and business interruption insurance and covers all of our properties. The Company annually reviews its policies with regard to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all of its properties are adequately insured.

Major Tenants

The three largest tenants by revenue as of December 31, 2013 consist of a state agency located in the industrial park, another tenant in the industrial park and a medical tenant in one of our medical parks.

For the year ended December 31, 2013, rental income from the three largest tenants represented approximately 11%, 5% and 5% of total rental income. The Company received notice in November 2013 that the largest tenant, a state agency, will not be renewing two of its three leases in March 2014 resulting in a reduction of approximately 8,900 leased square footage and related reduction in annual revenue of approximately $135,000.

For the year ended December 31, 2012, rental income from the three largest tenants represented approximately 11%, 5% and 5% of total rental income. For the year ended December 31, 2011, rental income from the three largest tenants represented approximately 8%, 4% and 4% of total rental income.

The current economic challenges facing state and local budgets has impacted 2 of the 3 largest tenants. One of these tenants has multiple leases, two of which are not renewing during 2014. However, there can be no assurance that the remaining leases will renew for the same square footage, at favorable rates, if at all.

Fiscal year 2013 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2013.

Debt Financing:

During the third quarter of 2012 and January 2013, Flowerfield Mortgage Inc. ("FMI"), a subsidiary of the Company, acquired the entire outstanding balances on the Company’s mortgage debt facilities, as follows:

PROPERTY RELATED MORTGAGE	MORTGAGE BALANCE		PREPAYMENT PENALTY		TOTAL
Cortlandt Medical Center	$4,340,000		$0		$4,340,000
Fairfax Medical Center	7,431,291		133,401		7,564,692
Port Jefferson Professional Park	5,013,415	*	200,129	*	5,213,544	*
Flowerfield Industrial Park	3,777,900		0		3,777,900
Total	$20,562,606		$333,530		$20,896,136

*In January 2013, the Company prepaid the balance of the mortgage obligation on the Port Jefferson Professional Park and the related prepayment penalties. Each of the other mortgages was prepaid in full including penalties in late 2012.

In addition to the above, the Company wrote off capitalized loan origination fees of $40,222 associated with the prepayment of the Port Jefferson Professional Park mortgage in January 2013.The Interest Rate Swap Agreement on the Cortlandt Medical Center mortgage, fixing the rate at 5.66%, expired in November 2011. Following the expiration of the Interest Rate Swap agreement, the Cortlandt Medical Center mortgage became variable and floating based on the one month Libor rate plus 225 basis points which equated to approximately 2.5% at December 31, 2013.

The Company achieved an annual savings on interest expense of approximately $1,008,000 in 2013, which exceeded the costs incurred from prepaying the loans.

On December 30, 2013, the Company distributed 100% of the interests in GSD to its shareholders. Gyrodyne contributed 100% of its real estate to GSD prior to the distribution, with the medical properties subject to mortgage obligations payable to FMI of $13,840,889. The Company retained management control that gave it unilateral control over GSD, including enjoying some of the financial rewards as well as some of the exposure to future losses of GSD. The Company has determined that GSD is a variable interest entity, of which Gyrodyne is the primary beneficiary, and therefore GSD has been consolidated in our financial statements. The terms of the mortgage debt match the terms of the mortgage debt acquired in December 2012 and January 2013 from the original lenders as these mortgages were assumed internally for legal purposes and continued to be registered and valid for all of 2013 with the intercompany balances eliminated. The Company has no ownership interest in GSD and therefore the net assets of GSD, income and expense between GSD and the Company are appropriately included in the consolidated financial statements. GSD’s net assets are excluded from stockholders equity attributable to the Company’s shareholders. In addition, GSD’s net losses are excluded from the net losses attributable to the Company. GSD will generally be treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is "qualifying income" under section 7704(d) of the Internal Revenue Code. "Qualifying income" includes real property rents and gain from the sale or disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If GSD fails to meet this requirement it may be taxable as a corporation.

PROPERTY RELATED MORTGAGE	MORTGAGE BALANCE PAYABLE TO FMI*
Cortlandt Medical Center	$3,512,079
Fairfax Medical Center	6,181,431
Port Jefferson Professional Park	4,147,379
Total	$13,840,889

*On consolidated financial statements, GSD's obligation to FMI is eliminated.

Leasing Activity

New Leases and Renewals:

During 2013, the Company signed nine new leases at an average rate per square foot of $18.07, which were offset by ten terminations comprised at an average rate per square foot of $15.87. The net impact was an increase in annual lease commitments and rented square footage of approximately $36,000 and 500 square feet, respectively.

Medical Parks – During 2013, we entered into five new leases and lease expansions in our medical parks encompassing approximately 7,000 square feet, $144,000 in annual rent and total lease commitments over the term of such leases of approximately $1,273,000. We also renewed twelve leases comprising approximately 21,000 square feet, $553,000 in annual revenues and total lease commitments of approximately $2,230,000.

Industrial Park – During 2013, we entered into eleven new leases and lease expansions in the Flowerfield industrial park encompassing approximately 11,000 square feet and $117,000 in annual revenue and total lease commitments of approximately $269,000. Despite receiving notice from the Company's largest tenant, a state agency, that it will not be renewing two of its three leases in March 2014 resulting in a reduction of approximately 8,900 leased square footage and related reduction in annual revenue of approximately $135,000, the Company’s industrial park continues to meet the growing demands of the market place as demonstrated by existing tenants who expanded their leased square footage by approximately 4,000 square feet and annual revenue of $32,000. Additionally, we entered into twenty-nine renewals in the industrial park during 2013 comprising approximately 40,000 square feet and annual revenues of $687,000 and total lease commitments over the term of the lease of $1,314,000.

Lease Terminations/Defaults - We aggressively negotiate renewals to ensure we maximize the revenue stream and market value of our properties. There was one lease termination in our medical parks comprising approximately 1,200 square feet and $31,000 in annual revenues. Additionally, our industrial park experienced nine lease terminations comprising approximately 10,500 square feet and $155,000 of annual revenue, excluding the termination discussed above that will not be realized until March 31, 2014.

There was one default during 2013 in the medical park which was cured through an eviction and settlement all of which was collected with no resulting bad debt expense. There were no new defaults in the industrial park and the Company concluded the eviction of a tenant who began defaulting under their lease in a prior year.

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

In accordance with Section 1033 of the Internal Revenue Code, the Company deferred recognition of the gain on the condemnation of its real property for income tax purposes. During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014. The previous deadline was April 30, 2013. If the Company replaced the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain would have been deferred until the newly acquired property was disposed of.

At December 31, 2012, the Company recorded deferred income tax expense of $61,649,000, which included a federal net built-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds received in July 2012, related to the converted Flowerfield property pursuant to Internal Revenue Code Section 1374. This Section assesses a corporate level tax, measured at the time the Company converted to a REIT, on the built-in-gain on the Flowerfield property at the time of conversion. The remaining expense relates to a corporate level tax on the undistributed profits of the Company.

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Company applied for a private letter ruling (“PLR”) from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013. The PLR concludes that the Company’s receipt of the additional damages in July 2012 in connection with the judgment in the Company’s favor in its condemnation litigation with the State of New York occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the Special Dividend was payable in the form of interests in a limited liability company, GSD, to which Gyrodyne transferred its real estate assets.

In conjunction with the Special Dividend, the company reversed the deferred taxes of $61,649,000 less alternative minimum taxes paid or accrued of $95,558.

Subsequent Events

Leasing Activity

Subsequent to December 31, 2013 the Company signed six lease extensions comprising approximately 9,200 square feet and $183,000 in annual revenue.

As of March 7, 2014, the Company has experienced one lease termination comprising of 1,500 square feet with approximately $16,000 in annual revenue.

Strategic Alternatives

On March 12, 2014, the Company and Rothschild Inc. (“Rothschild”) entered into an amendment to the engagement letter dated as of August 8, 2012 (the “Engagement Letter”) between Rothschild and the Company, pursuant to which the engagement of Rothschild was terminated and the Company agreed to pay Rothschild $970,967.14 in full satisfaction of any and all amounts due or alleged to be due under the Engagement Letter by reason of the Special Dividend, the Second Special Dividend, any other corporate transaction publicly announced prior to March 12, 2014 or any amount that might have otherwise become due by reason of the Company’s obligation to pay Rothschild a success fee in connection with certain transactions that may be consummated during a specified period following a termination. Under the Engagement Letter, approximately $850,000 of the fee was recognized in 2013 as a result of the special cash dividend and the balance of approximately $120,000 will be an expense incurred in the first quarter of 2014. The Company had previously paid Rothschild a total of $629,032.26, exclusive of reimbursed expenses, pursuant to the Engagement Letter. Rothschild had been serving as the Company’s financial advisor in connection with the strategic process. Strategic alternative expenses incurred for the years ended December 31, 2013, 2012, and 2011 were $3,637,123, $1,013,043 and $29,383, respectively.

Other

Employees – As of December 31, 2013 we had 7 employees, a reduction from 11 employees in 2012 due to the Company restructuring its operations in the first quarter of 2013.

Industry Segments - We operate primarily in one segment, the management of multitenanted industrial and medical office buildings/properties owned by GSD.

On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013, all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owned 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s.

Available Information – We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website located at www.gyrodyne.com. We make available, free of charge, on or through the Investor Relations section of our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as prospectuses and Proxy Statements, as soon as reasonably practicable following the electronic filing of such material with the U.S. Securities and Exchange Commission (“SEC”). Also available on our website is our Audit Committee Charter and our Code of Business Conduct and Ethics governing our directors, officers and employees. In addition, our web site includes information with respect to purchases and sales of securities by our officers, directors as well as any non-GAAP financial disclosures (defined by SEC’s Regulation G) that we may make public orally, or in writing. We are not incorporating our website or any information from the website into this Form 10-K.

Our Investor Relations department can be contacted at One Flowerfield, Suite 24, St. James, New York 11780, ATTN: Investor Relations or by Telephone: 631-584-5400.

Principal Executive Offices – Our principal executive office is located at One Flowerfield, Suite 24, St James, New York 11780. Our telephone number is 631-584-5400.

Item 1A. Risk Factors.

Gyrodyne’s business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing Gyrodyne’s actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Gyrodyne or that Gyrodyne currently deem immaterial also may materially adversely affect us in future periods.

Risks Associated with the Plan of Liquidation and Plan of Merger

There are risks and uncertainties associated with the Plan of Liquidation.

There are a number of risks and uncertainties relating to the Plan of Liquidation (including those associated with the, the proposed Merger and the respective transactions contemplated thereby. For example:

●	There may be conflicts between shareholders of the Company and those holders of GSD interests who no longer hold shares in the Company;

●	the transactions which have been undertaken as part of the Plan of Liquidation, the Plan of Merger and the Special Dividends were complex and Gyrodyne or GSD may face unexpected issues in connection with their implementation or unanticipated consequences which may increase the cost or diminish the expected benefits, or timing of realization of such benefits, to shareholders from such transactions;

●	the transactions may not be consummated (including as a result of a legal injunction) or may not be consummated as currently anticipated;

●	there can be no assurance that approval of our shareholders for the Merger will be obtained;

●

there can be no assurance other conditions relating to implementation of the Merger will be satisfied or waived or that other events will not intervene to delay or result in our Board rescinding the Plan of Liquidation or terminating the Plan of Merger;

●

if the transactions are not completed, the share price of shares of Common Stock may change to the extent that the current market price of Gyrodyne shares reflects an assumption that the transactions contemplated by the Plan of Liquidation and the Plan of Merger will be consummated;

●

we are incurring and may continue to incur significant costs arising from efforts to engage in the transactions contemplated by the Plan of Liquidation and the Plan of Merger, and these expenditures may not result in the successful completion of such transactions;

●

even if the transactions contemplated by the Plan of Liquidation and the Plan of Merger are consummated; achieving the anticipated benefits of the transactions is subject to a number of uncertainties. Failure to achieve anticipated benefits could result in increased costs and could materially adversely affect our business, financial condition and results of operations and the value of Gyrodyne to our shareholders;

●

we are and may continue to incur difficulties in preserving the commercially sensitive confidential information that we may need to disclose to other persons during this process.  If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.

We no longer own our properties, and there could be conflicts between our shareholders and holders of GSD interests

Shareholders of the Company who sold their shares in the Company on or following the ex-dividend date of the Special Distribution will continue to hold their GSD interests indefinitely because such interests are generally non-transferable. Accordingly, conflicts could arise between shareholders of the Company and those holders of GSD interests who no longer hold shares in the Company. Under GSD’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Company has sole authority as GSD’s managing member to manage the affairs of GSD. The Company is also obligated to provide an initial liquidity facility to GSD, in such amount not to exceed $2.5 million as the Company may determine from time to time, in order to permit GSD to conduct its operations. In carrying out its obligations under the LLC Agreement, there may be instances where there may be a conflict between what is in the best interest of the Company and what is in the best interest of GSD. There also may be conflicts in setting transfer pricing between the Company and GSD. Finally, holders of GSD interests who no longer own shares in the Company will not be entitled to vote at the special meeting that the Company intends to call in order to vote upon the Plan of Merger.

If our shareholders do not authorize the Plan of Merger, it may be difficult for us to continue our business operations.

Our Board adopted the Plan of Liquidation, pursuant to which we intend to dispose of our remaining assets in an orderly manner designed to obtain the best reasonably available value for such assets and to complete the Tax Liquidation. In the event that the Plan of Merger is not approved by the shareholders, we will continue our business operations as a self-managed and self-administered REIT and continue to act as the managing member of GSD. In light of our announced intent to liquidate and the impact of the Special Dividend, prospective employees, suppliers, tenants and other third parties may be less likely to form relationships or conduct business with us if they do not believe we will continue to operate as a going concern.

In addition, on December 30, 2013 we distributed to our shareholders all of the outstanding interests in GSD, which are non-transferable, as part of the Special Distribution, and if the Plan of Merger is not approved by our shareholders, the holders of GSD Shares would be required to hold such non-transferable GSD Shares for an indefinite period of time pending implementation of an alternative transaction, if any, or the liquidation of GSD.

We cannot assure you of the exact timing and amount of any further distributions to our shareholders under the Plan of Liquidation.

Although consummation of the Merger will complete the Tax Liquidation, our Board currently intends that, if the Merger is consummated, Gyrodyne, LLC will operate with a business plan to dispose of its current real property assets in an orderly manner designed to obtain the best value reasonably available for such assets. The liquidation process is subject to numerous uncertainties, may fail to create value for our shareholders and may not result in any remaining proceeds for distribution to our shareholders. The precise nature and timing of any distribution to our shareholders subsequent to the Merger, if consummated, will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to employees and directors, as well as, former employees and a former director who were vested under the Incentive Compensation Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

●	failure to achieve favorable values for our properties in their disposition;

●	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future; and

●	delays in our liquidation, including due to our inability to settle claims.

As a result, we cannot determine with certainty the amount or timing of distributions to our shareholders or to holders of Gyrodyne, LLC interests.

Our Board may abandon or delay implementation of the Plan of Liquidation or the Plan of Merger even if the Plan of Merger is authorized by our shareholders.

Even if the Merger pursuant to the Plan of Merger is authorized by our shareholders, our Board has reserved the right, in its discretion, to abandon or delay implementation of the transactions contemplated thereby and by the Plan of Liquidation, in order, for example, to permit us to pursue new strategic opportunities.

If our Common Stock were delisted from NASDAQ, shareholders may find it difficult to dispose of their shares.

If our Common Stock or, subsequent to the merger, Gyrodyne, LLC Shares were to be delisted from NASDAQ, trading of our Common Stock or, subsequent to the merger, Gyrodyne, LLC Shares most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading will reduce the market liquidity of our Common Stock or, subsequent to the merger, Gyrodyne, LLC Shares. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our Common Stock or, subsequent to the merger, Gyrodyne, LLC Shares.

If the Plan of Merger is not authorized, the Board may decide to pursue the Plan of Liquidation in another manner.

If the Plan of Merger is not approved, the Board may determine not to withdraw the Plan of Liquidation but to continue to pursue a Tax Liquidation by other means, including dissolution under New York law or a merger under different terms than those set forth in the Plan of Merger. In such event, Gyrodyne may suffer from a period of uncertainty while any necessary shareholder approval is obtained, costs of the liquidation may increase, and shareholders may be delayed in their receipt of liquidation proceeds and the amount of such proceeds may be reduced significantly.

We may not be able to settle all of our obligations to creditors at the amount we have estimated.

We have current and may incur future obligations to creditors. Our estimated distribution to shareholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of the wind-down process, we will attempt to settle those obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations for the amount we have estimated for purposes of calculating the likely distribution to shareholders. If we are unable to reach an agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the amounts estimated by us will reduce the amount of remaining proceeds available for distribution to shareholders.

Our shareholders may be liable to our creditors for an amount up to the amount distributed by us if our reserves for payments to creditors are inadequate.

In the event our shareholders receive funds by means of the Special Dividend or as distributions from Gyrodyne, LLC and there are not left sufficient funds to pay any creditors who seek payment of claims against Gyrodyne, shareholders (or holders of Gyrodyne, LLC Shares) could be held liable for payments made to them and could be required to return all or a part of distributions made to them.

If the Plan of Merger is authorized, but the merger does not occur, shareholders may not be able to recognize a loss in their Common Stock for federal income tax purposes until they receive a final distribution from us, which may be up to two years after our adoption of the Plan of Liquidation.

In general, if our shareholders approve the proposal to authorize the Plan of Merger, a shareholder will recognize, for federal income tax purposes, gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value of other property distributed to such shareholder in the Special Dividend and in any other distributions we may make pursuant to the Tax Liquidation, whether by merger or otherwise, and (ii) such shareholder’s adjusted tax basis in its shares of Common Stock. Liquidating distributions pursuant to the Plan of Liquidation and/or Plan of Merger may occur at various times and in more than one tax year. Any gain will be recognized in such year(s) when the shareholder receives a distribution that, in the aggregate with all other distributions received pursuant to the Tax Liquidation, whether by merger or otherwise, is in excess of the shareholder’s basis in its shares of Common Stock; loss will be recognized only in the year in which the final distribution to the shareholder is made, and only if the shareholder has not received distributions equal to the shareholder’s basis in its shares of Common Stock. The tax treatment for non-U.S. shareholders may differ from that described above. Shareholders are urged to consult their tax advisors as to the specific tax consequences to them of a Tax Liquidation pursuant to the Plan of Liquidation and/or Plan of Merger.

We may be the potential target of a reverse acquisition or other acquisition.

Until the merger, we will continue to exist as a public company. Public companies that exist with limited operations have from time to time been the target of “reverse” acquisitions, meaning acquisitions of public companies by private companies in order to bypass the costly and time-intensive registration process to become publicly traded companies. In addition, we could become an acquisition target, through a hostile tender offer or other means, as a result of our cash holdings or for other reasons. In the event of a hostile acquisition bid, approval of the acquisition would be subject to our Board and/or shareholder approval. If we become the target of a successful acquisition, notwithstanding the shareholder authorization of the Plan of Merger, our Board could potentially decide to either delay or completely abandon the merger, and our shareholders may not receive any proceeds that would have otherwise been distributed in connection with the liquidation and may receive less than they would have received in the liquidation.

Our directors and executive officers may have interests that are different from, or in addition to, those of our shareholders generally.

Our Board and executive officers may have interests in the Plan of Liquidation that may be in addition to, or different from, your interests as a shareholder. In connection with the Plan of Liquidation, some of our executive officers will be entitled to receive severance benefits and other payments for health insurance. In addition, following the merger, our directors and executive officers will be entitled to continuing indemnification and liability insurance. For a more detailed discussion of the interests of our management, see pages 57 and 58 of this report.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act. Even if we proceed with the Plan of Merger and it is approved, it is anticipated that Gyrodyne, LLC will continue to be subject to such requirements during the period its assets are liquidated even though compliance with such reporting requirements involves time and expense.

Tax treatment of liquidating distributions may vary from shareholder to shareholder.

The tax treatment of any liquidating distributions we make may vary from shareholder to shareholder, and the discussions in this Annual Report on Form 10-K regarding such tax treatment are general in nature. You should consult your tax advisor instead of relying on the discussions of tax treatment in this Annual Report on Form 10-K for tax advice.

The transactions which have been undertaken as part of the Plan of Liquidation, the Plan of Merger and the special dividends were complex and Gyrodyne or GSD may face unexpected benefits, or timing of realization of such benefits, to shareholders from such consequences of the Plan of Liquidation or the Plan of Merger, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences of the Tax Liquidation proves to be incorrect, the result could be increase taxation at the corporate and/or shareholder level, thus reducing the benefit to our shareholders and us from the liquidation and distributions.

Provisions of Gyrodyne, LLC’s Amended and Restated Limited Liability Company Agreement, including its classified Board and 20% ownership limitation could make it more difficult for a third party to acquire Gyrodyne, LLC, discourage a takeover and adversely affect its members.

Gyrodyne, LLC’s Amended and Restated Limited Liability Company Agreement contains certain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of Gyrodyne, LLC, even when these attempts may be in the best interests of its members. These include provisions on maintaining a classified Board, limiting members’ powers to remove directors and an ownership limitation that prohibits members from holding Gyrodyne, LLC Shares representing in excess of 20% of the outstanding Gyrodyne, LLC Shares at any time. These provisions and others that could be adopted in the future may have the effect of discouraging unsolicited takeover proposals and therefore may delay or prevent a change of control not approved by Gyrodyne, LLC’s Board or may delay or prevent changes in Gyrodyne, LLC’s control or management, including transactions in which holders of Gyrodyne, LLC Shares might otherwise receive a premium for their shares over then current market prices.

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

These provisions include the following:

Staggered board.   Our Board is divided into three classes with each director generally serving for a three-year term.  This staggering of the Board may discourage offers for Gyrodyne or make an acquisition of Gyrodyne more difficult, even when an acquisition is in the best interest of our shareholders.

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

Our employment agreements with Mr. Braun and Mr. Fitlin provide for a bonus equal to $125,000 payable if the executive is employed by the Company on the effective date of a change-in-control.  Under such agreements, a change-in-control means the first to occur of a change in ownership, in effective control or in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Internal Revenue Code of 1986, as amended, and its corresponding regulations. In addition, each agreement provides that if the executive is terminated without cause (as defined in the employment agreement), the executive is entitled to a payment equal to the change-in-control bonus ($125,000) and, if the executive signs a separation agreement in reasonable and customary form provided by, and acceptable to, the Company, severance pay equal to base salary for six months from the date of termination.

We may not be able to deduct for tax puposes as an operating expense a portion or all of the above amounts paid to the executives.

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

To maintain our REIT status, the Company is required to distribute to our shareholders at least 90% of our annual REIT taxable income, as defined by the Internal Revenue Code (which does not equal net income as calculated in accordance with GAAP).  We have not paid any dividends other than a special distribution of $4.00 per share in March 2007 and a special dividend of $38.30 per share in December 2012. On December 30, 2013 we paid a $98,685,000 special dividend of which approximately $68,000,000 or $45.86 per share was in cash and the remaining $20.70 per share was in interests in GSD. On January 31, 2014 we paid a $10.89 per share dividend in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017. We have a history of losses and could experience losses in the future. While we hope to begin the process of declaring regular quarterly dividends, there can be no guarantee that we will have REIT taxable income to distribute, and we may not make any dividends or distributions in the future other than distributions of proceeds on the sale of the Company or any of our assets.

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

The Company received a private letter ruling in March 2011 (the "2011 PLR") addressing the tax impact to its REIT status from receipt of condemnation proceeds, reimbursed litigation expenses and interest.  The 2011 PLR states that the condemnation award will not be considered in determining whether we satisfy the REIT asset test under Code Section 856(c)(4), and under Section 856(c)(5)(J), the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether we satisfy the REIT gross income test under Sections 856(c)(2) and 856(c)(3).

The Company received an additional PLR in August 2013 (the "2013 PLR") that permitted Gyrodyne to distribute in 2013, by means of a special dividend, the gains realized from its receipt of the condemnation proceeds described above, subject to a 4% excise tax but without incurring a REIT-level 35% capital gains tax.

Each of the 2011 PLR and the 2013 PLR is based on certain representations and statements made by the Company in the applicable ruling request. If the representations and statements made in a ruling request are untrue or incomplete in any material aspect, the Company may not be able to rely on the 2011 PLR or the 2013 PLR, as applicable.

Failure to make distributions could subject us to tax.

In order to maintain our qualification as a REIT, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income, excluding net capital gain. The Code provides two options for REITs to defer dividends of current year’s earnings until the subsequent taxable year. Under Section 857(b)(9) of the Code, dividends declared by a REIT in October, November or December and payable to shareholders of record on a specified date in any such month are deemed to have been paid by the REIT and received by the shareholders on December 31 of that year, so long as the dividends are actually paid by January of the following year. Accordingly, taxable shareholders of record who are entitled to receive the dividend when paid in January are taxed in the year of the declaration and accrual of the dividend, and not in the year of payment. REITs that fail to distribute at least 85% of their ordinary income and at least 95% of their capital gain income to shareholders are subject to a 4% excise tax under Section 4981 of the Code. Our only source of funds, other than our cash on hand, to make these distributions generally comes from rent we receive from our tenants with the exceptions being the special distributions we made in 2007 and 2012 from the condemnation proceeds received in each such year.  Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.  There was a special dividend declared in the amount of $38.30 per share to shareholders of record as of December 1, 2012 and paid on December 14, 2012 resulting in a total dividend distribution of $56,786,652.

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

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. For example:

●	We will be required to pay tax on undistributed REIT taxable income.

●

If we have net income from the disposition or operation of property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations and that we have elected to treat as “foreclosed property”, we must pay tax on that income at the highest corporate rate.

●

If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business.

●

If we sell or are forced to sell a property within 10 years of electing to be treated as a REIT, we could be subject to a substantial built-in gains tax that could exceed our equity in the property net of debt. See, “Risks Related to Operating as a REIT -- We may be subject to REIT built-in gains taxes.”

On August 28, 2013, the Company received the PLR from the IRS. The PLR permitted the Company to distribute, by means of a special dividend, the gains realized from its 2012 receipt of additional damages in connection with condemnation litigation, subject to a 4% excise tax, but without incurring a REIT-level 35% tax.

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

The Boards' revocation of our REIT status without shareholder approval may decrease our shareholders’ total return.

Our Board may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.  If we cease to be a REIT, we would become subject to federal income tax on our taxable income at regular corporate rates and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

Risks Associated with Medical Office Properties

The value of our medical office parks may be affected by factors in the healthcare industry.

Approximately 131,000 square feet of our rentable space and approximately 60% of our gross revenues for 2013 are attributable to our medical office properties. The medical office properties (now owned by GSD) are subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

●	competition from other medical properties in our markets;

●	over-building of medical parks in our markets, which adversely affects occupancy and revenues at our properties;

●

hospitals servicing the local markets increasing their interest in employing private practitioners or increasing their real estate portfolio of medical office space for rent or real estate/medical practice related joint ventures;

●	reductions in medical reimbursements from Medicaid and Medicare which directly impact private practitioners;

●

unknown or unidentified adverse consequences from the recent federal healthcare legislation on private practitioners will adversely affect our medical properties in the form of rent rates and tenant reimbursements; and

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

Investment in medical parks is capital intensive.

Our medical properties will require periodic capital expenditures and renovation to remain competitive. Maintaining our occupancy upon renewals or locating new tenants may require rent concessions, tenant improvements or a combination of both. Additionally, the recent federal healthcare legislation has caused some medical professionals to increase their space requirements. Our ability to relocate our tenants into more suitable space within our medical parks may be limited due to the size of the suites currently vacant and the willingness of tenants to relocate within the building. GSD's ability to fund capital expenditures may be limited.

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

Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede GSD's ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, GSD's ability to promptly sell one or more properties in the portfolio in response to changing economic, financial and investment conditions is limited.

The real estate market is affected by many factors that are beyond our control, including:

●	adverse changes in international, national, regional and local economic and market conditions;

●	changes in interest rates and in the cost and terms of debt financing;

●	absence of liquidity in credit markets which limits the availability and amount of debt financing;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

●	the ongoing need for capital improvements, particularly in older structures;

●	changes in operating expenses; and

●

civil unrest, acts of God, including earthquakes, floods and other natural disasters, and acts of war or terrorism, including the consequences of the terrorist acts, such as those that occurred on September 11, 2001.

In accordance with our plan of liquidation, we intend to sell our properties in an orderly manner designed to obtain the best reasonably available value of such properties and to complete the liquidation of the Company for federal income tax purposes within two years from the adoption of the plan of liquidation. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

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

The performance of industrial parks and the general economy have traditionally been closely linked. While medical parks traditionally have been less affected by economic downturns, the combination of the recent federal healthcare legislation and the ongoing general economic weakness has adversely affected private medical professional practitioners and demand for medical office space.  We incurred a net loss before condemnation income of approximately $15.4 million for our 2013 fiscal year of which approximately $3.6 million, $5 million and $3.5 million of expenses relate to the strategic process, compensation and director fees incurred under the Incentive Compensation Plan and excise taxes, respectively.  A prolonged economic downturn may produce continued losses.  A continued weak economy may adversely and materially affect our industry, business and results of operations and we cannot predict how long the weak economy might continue.  Moreover, reduced revenues as a result of the weak economy will also reduce our working capital.

We are subject to risks stemming from the New York State budget crisis.

Our industrial park borders on Stony Brook University and the University’s leases with us represent over 8% of our overall rentable space.  The New York State budget crisis put additional pressure on Stony Brook University, part of the State University of New York system, to cut costs.  Furthermore, many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. In early 2014 Stony Brook University terminated 2 of its 3 remaining leases and there is no guarantee it will renew its remaining lease when it expires in 2019.

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

The timing and amount of distributions are in the sole discretion of our Board, which will consider, among other factors, our financial performance and capital expenditure requirements. We cannot assure you that we will generate sufficient cash to fund distributions.

Geographic concentration of GSD’s properties will make our business vulnerable to economic downturns in the New York metropolitan area.

With the exception of the Fairfax Medical Center, all of GSD’s properties are located in the New York metropolitan area, specifically Northern Westchester and eastern Long Island. Economic conditions in these locations will significantly affect our revenues and the value of our properties. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas.  Any resulting oversupply or reduced demand for space in the New York metropolitan area would therefore have a disproportionate negative impact on our revenues.

We are subject to risks associated with renovations and capital improvements.

GSD’s properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, elevators, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2013 we spent approximately $998,000 on capital improvements to our real estate portfolio. Capital improvements and renovation projects may give rise to the following risks:

●	possible environmental problems;

●	construction cost overruns and delays;

●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

●	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs associated with capital improvements on its properties could adversely affect GSD's financial condition and reduce its ability to repay its mortgages or pay management fees.

Risks associated with our investment in Callery-Judge Grove, L.P.

The Company, through a separate taxable REIT subsidiary, owns an approximate 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a New York limited partnership which in September 2013 sold its only asset, an undeveloped Florida property (the "Grove Property."). The Company did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.  Gyrodyne may be required to recognize gain in 2014 and its deferred tax liability of $1,315,000.

We face several risks inherent in ownership of a minority interest in a limited partnership.

As of December 31, 2013, the carrying value of our investment was $0. We cannot predict what, if any, value we will ultimately realize from this investment.

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

Since limited partners do not participate in management of the Grove’s business, we must rely on the general partner to adequately manage the Grove’s affairs.  The general partner of the Grove controls the Grove and is in a position to exercise sole decision-making authority. We do not participate in the management or control of the Grove or the conduct of its business.  We have only limited voting rights with respect to the Grove’s affairs. We must rely upon the fiduciary responsibility and judgment of the managing partner of the Grove to manage the Grove’s affairs in the best interests of the limited partners.

Our investment in the Grove is in a taxable REIT subsidiary and is subject to federal and state income tax on any taxable income from the investment.  As a limited partner in the Grove, we have minimal   influence over its management and operations.  Substantial income from the Grove, either through debt forgiveness or operations, could exceed our historical losses resulting in a tax liability.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company has a managing member interest in a consolidated Variable Interest Entity, GSD, which owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has 130,426 square feet of rental space and has 44 tenants. GSD also owns ten buildings in a medical office park located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has 39,329 square feet of rental space and 17 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property currently has 33,871 square feet of rental space and 15 tenants. On March 31, 2009, the Company expanded outside New York State with the acquisition of the Fairfax Medical Center, an attached two building medical complex in Fairfax City, Virginia. The property consists of 57,710 square feet and has 28 tenants.

The land at all locations is carried on the Company's consolidated balance sheet at cost in the amount of $5,179,759 while the buildings and improvements are carried at a depreciated cost of $25,736,072. Additionally, the Company carries the land development costs related to the post 2005 Flowerfield age restricted residential development plan on the balance sheet at cost in the amount of $1,823,847. During 2013, 2012, and 2011, land development costs incurred were approximately $108,000, $108,000 and $125,000, respectively, most of which reflects capitalized real estate taxes.

The average age of the Flowerfield buildings is approximately 54 years while the Port Jefferson Station buildings have an average age of 40 years, the Cortlandt Manor buildings have an average age of 24 years and the average age of the Fairfax Virginia buildings is approximately 41 years. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, plumbing and elevators is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 148 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the ten buildings located in Port Jefferson Station, the rental unit sizes range from 500 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center in Cortlandt Manor, the rental size units range from 1,200 to 3,943 square feet and are conducive to medical offices consisting primarily of medical professionals. In the two buildings located in the Fairfax Medical Center in Fairfax City, Virginia, the rental size units range from 489 to 5,934 square feet and are conducive to medical offices consisting primarily of medical professionals.

The Company and GSD currently maintains a $100 million dollar liability umbrella policy and has insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is management's opinion that the premises are adequately insured.

    The following table sets forth certain information as of December 31, 2013 for each of GSD’s properties:

Property	Rentable Square Feet	Percent Leased	Annual Base Rent	Annual Base Rent Per Leased SQ. FT.	Number Of Tenants	Number Of Tenants Who Occupy 10% Or More Of Rentable Sq. Ft.
Flowerfield Industrial Park	130,426	84%	$1,750,000	$16.04	44	1

Port Jefferson Professional Park	39,329	73%	$759,000	$26.56	17	2
Cortlandt Medical Center*	33,871	80%	$699,000	$25.72	15	1

Fairfax Medical Center	57,710	92%	$1,380,000	$26.03	28	1

All Locations	261,336	83%	$4,588,000	$21.05	104	0

*Includes additional building purchased in 2010

The following table sets forth scheduled lease expirations on the GSD properties as of December 31, 2013:

Fiscal Year End	Number of Leases Expiring	Square Feet Expiring	Total Annual Rent	% of Gross Annual Rental Revenues Represented By Such Leases
2014	42	63,000	$1,217,000	27.98%
2015	21	29,000	558,000	12.83%
2016	21	38,000	918,000	21.10%
2017	7	12,000	328,000	7.53%
2018	5	11,000	316,000	7.27%
Thereafter	14	47,000	1,013,000	23.29%

GSD’s properties are located in the hamlet of St. James, Port Jefferson Station and Cortlandt Manor, New York and Fairfax City, Virginia. The Company has filed an application for a zoning change from light industrial (approximately 55.5 acres) and residential (approximately 6.9 acres) to planned residential on approximately 62.4 acres in St. James, New York. GSD has an additional 5.2 acres bordering the industrial park that is currently zoned residential and is not part of the application for planned residential.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The Company's Common Stock, $1.00 par value per share (symbol: "GYRO") is traded in the NASDAQ Capital Market. Since June 10, 1948, the NASDAQ Capital Market has been the principal market in which the Company’s stock is publicly traded. Set forth below are the high and low sales prices for the Company’s stock for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2013	Low	High
March 31, 2013	$71.36	$76.00
June 30, 2013	$69.01	$74.10
September 30, 2013	$69.29	$80.04
December 31, 2013	$12.43	$77.48

Quarter Ended Fiscal 2012	Low	High
March 31, 2012	$96.61	$106.00
June 30, 2012	$97.86	$116.40
September 30, 2012	$107.00	$115.22
December 31, 2012	$68.01	$114.80

Approximate number of equity security holders, including shares held in street name by brokers.

Title of Class	Number of Holders of Record as of February 20, 2014
Common Stock, $1.00 Par Value	1,540

There were special cash and non-cash (for 2013 only) dividends declared on the Company’s Common Stock during the year ended December 31, 2013 of $45.86 per share and $31.59, respectively. There was a special dividend declared in the amount of $38.30 per share to shareholders of record as of December 1, 2012 and paid on December 14, 2012 resulting in a total dividend distribution of $56,786,652.

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

Future dividend declarations are at the discretion of the Board and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board deems relevant. The actual cash flow available to pay dividends will depend on a number of factors including, among others, the factors discussed under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report.

The Company does not have an equity compensation plan for its employees, officers or directors. However, there is an Incentive Compensation Plan (the "ICP") that mirrors in many respects an equity plan except that it does not issue shares of registered or unregistered stock or stock equivalents, and does not confer on its participants the rights that equity holders have. The ICP participants will receive an equivalent amount of any liquidating dividends distributed to its shareholders in the amount equivalent to 110,000 shares. Pursuant to the ICP, following the cash dividend on December 30, 2013, the Company recorded an expense for distributions paid or payable to each member of the Board and former directors, the former CEO, and certain employees and former employees of $2,850,199, $933,251, and $1,261,150, respectively. The remaining liability under the ICP, payable when and to the extent that GSD holders receive cash in respect of their GSD interests, is estimated to be not more than $233,200 in the aggregate, which ICP payment will be made by the Company out of proceeds of mortgage debt repayment by GSD. Neither Frederick C. Braun III (the Company's Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company's Chief Financial Officer), who joined the Company in 2009, is a participant in the ICP.

Sale of Unregistered Securities.

None.

Equity Compensation Plan Information.

As of December 31, 2013, there were no equity compensation plans under which securities of the Company were authorized for issuance.

ISSUER PURCHASES OF EQUITY SECURITIES

        None.

Item 6. Selected Financial Data

	2013	2012	2011	2010	2009
Statement of Operations Data
Total gross revenues	$5,029,969	$4,989,108	$5,519,704	$5,550,863	$4,834,416
Total rental expenses	2,514,530	2,308,036	2,347,400	2,218,589	1,953,613
Condemnation (costs)/income	(2,360)	167,370,518	(333,308)	(109,354)	(1,307,184)
Mortgage interest expense	5,748	965,506	1,193,875	1,117,963	942,986
Federal tax (benefit) provision	(61,553,442)	61,649,000	-	109,000	(4,130,000)
Net income (loss)	46,055,205	99,048,253	(1,124,665)	(1,081,465)	1,522,890
Net loss from Non-controlling Interests in GSD, LLC	8,001	-	-	-	-
Net income (loss) Attributable to Gyrodyne	46,063,206	99,048,253	(1,124,665)	(1,081,465)	1,522,890

Balance Sheet Data
Real estate operating assets, net	$30,357,365	$32,533,102	$32,976,274	$33,071,570	$32,267,032
Land held for development	2,382,313	2,274,312	2,166,066	2,041,037	1,925,429
Total assets	50,981,788	135,518,999	47,806,589	39,768,219	36,105,005
Mortgages including interest rate swap	-	5,013,415	21,143,780	21,845,279	18,164,266
Cash distribution paid	67,995,704	56,786,652	-	-	-
Total equity	27,997,481	64,768,002	23,987,798	14,961,340	14,633,741
Total Gyrodyne stockholders' equity	9,365,095	64,768,002	23,987,798	14,961,340	14,633,741

Other Data
Funds from operations (1)	$(14,470,658)	$(5,712,917)	$(179,490)	$(233,911)	$(1,892,197)
Adjusted funds from operations	209,943	(48,911)	183,201	(124,557)	(585,013)
Cash flows (used in) provided by:
operating activities	(8,105,339)	161,712,775	(477,273)	(346,936)	(1,705,447)
investing activities	(1,437)	(5,010,995)	(905,834)	(1,524,192)	(6,269,146)
financing activities	(73,009,119)	(72,913,052)	9,617,579	3,143,864	7,637,486
Net (decrease) increase in cash and cash equivalents	(81,115,895)	83,788,728	8,234,472	1,272,736	(337,107)
Medical property
Rentable square footage	130,910	131,125	131,113	130,648	127,213
Occupancy Rate	83%	78%	88%	95%	89%
Industrial property
Rentable square footage	130,426	128,586	128,141	127,062	127,062
Occupancy	84%	85%	83%	81%	83%
Cash dividend declared per share	$45.86	$38.30	-	-	-
Net income (loss) per common share attributable to Gyrodyne– basic and diluted	31.07	66.80	(0.84)	(0.84)	1.18
Funds from operations (FFO) per common share	(9.76)	(3.86)	(0.13)	(0.18)	(1.46)
Company Adjusted funds from operations ("AFFO") per common shares	0.14	(0.03)	0.13	(0.09)	(0.45)
Basic and diluted weighted average common shares outstanding	1,482,680	1,482,680	1,340,706	1,290,039	1,290,039

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

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Gyrodyne Company of America, Inc., a New York corporation. We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing medical, commercial and industrial real estate. Our tenants include unrelated diversified entities with a recent emphasis on medical office parks and properties. Our properties are generally located in markets with well-established reputations, including Suffolk and Westchester counties in New York and Fairfax, Virginia in the metro-Washington D.C area.

As of December 31, 2013, through GSD, a consolidated variable interest entity, the consolidated portfolio consisted of four developed properties, consisting of 22 buildings with an aggregate of 261,336 rentable square feet. GSD also owns undeveloped land parcels adjacent to existing properties for which development plans are currently being formulated.

Factors Which May Influence Future Operations

Our operating focus is on transacting, developing, owning, leasing and managing GSD's properties, all of which is focused on maximizing value achievable in the tax liquidation process. As of December 31, 2013, our operating portfolio was 83% leased to 104 tenants. As of December 31, 2012, our operating portfolio was 82% leased to 103 tenants. The year over year increase in the gross portfolio occupancy percentage was primarily the result of new leases at the Fairfax Medical Center. Our continued focus on overcoming the challenges of negative absorption in the real estate industry through 2013 has resulted in increasing the occupancy rates at the Fairfax Medical Center from 79% to 92%. The occupancy at the Flowerfield Industrial Park is approximately flat with the prior year despite negative absorption rates on Long Island. The Port Jefferson Professional Park and Cortlandt Manor Medical continue to be challenged by local market conditions and the impact of the Healthcare Legislation.

Our leasing strategy for 2014 includes negotiating longer term leases, and focuses on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2015, and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2013. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

Fiscal Year End	Number of Leases Expiring	Square Feet Expiring	Total Annual Rent	% of Gross Annual Rental Revenues Represented By Such Leases
2014	42	63,000	$1,216,986	27.98%
2015	21	29,000	558,202	12.83%
2016	21	38,000	918,039	21.10%
2017	7	12,000	327,767	7.53%
2018	5	11,000	316,339	7.27%
Thereafter	14	47,000	1,013,385	23.29%

The success of our leasing strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and trends in the United States and in our target markets of suburban New York, northern Virginia and the eastern portion of the United States. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates.

We actively manage the renewal process in conjunction with third party asset management firms. Historically, this has resulted in a very low turnover rate with our tenants. However, industrial properties and medical properties in most of the regions we operate have experienced negative absorption rates meaning that additional space for rent or sale exceeds space sold or leased over the same period. The negative absorption rate is an indicator of the challenges in maintaining or growing average occupancy, rental rates and addressing the demands for tenant incentives / concessions. As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases. Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period and market demanded tenant concessions and incentives. During 2013, the Company provided approximately $494,000 in tenant incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $56,000.

The Company may offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position. However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2013, the Company incurred approximately $200,000 in leasing fees and commissions in exchange for revenue commitments of approximately $5,100,000 with leases ranging from 1 year to 10 years. The leasing fees reflect a renewal cost rate of 4% of the related revenue commitments. The Company often renews leases without external brokers or other third party costs. The Company has approximately 28% of its annual leasing revenue up for renewal in 2014, which was consistent with 2013. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2013.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they address the most material parts of our financial statements, require complex judgment in their application or require estimates about matters that are inherently uncertain.

Variable Interest Entities

The Company believes that GSD is a Variable Interest Entity (“VIE”).  The financial statements of a VIE should be consolidated with another company if the other company concludes that it is the primary beneficiary of the VIE.  In determining the primary beneficiary of a VIE, a company analyzes whether it shares in the financial risk of loss as well as the ability to participate in the financial success of the entity.  The Company has concluded that it is the primary beneficiary of GSD and therefore that GSD’s financial statements should be consolidated with those of the Company.

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

Allowance for doubtful accounts - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Assets and Liabilities Measured at Fair-Value – Fair Value Measurements, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.

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

Impairment of Real Estate Investments

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

RESULTS OF OPERATIONS

The following is a comparison, for the years ended December 31, 2013, and 2012, of the operating results of Gyrodyne Company of America, Inc.

The Company is reporting net income attributable to Gyrodyne of $46,063,206 for the twelve months ended December 31, 2013 compared to net income of $99,048,253 for the twelve months ended December 31, 2012. Basic and diluted per share income amounted to $31.07 for 2013 compared to per share income of $66.80 for the prior year. The Company declared a special dividend of $66.56 per share (approximately $98,685,000) on September 12, 2013, payable on December 30, 2013 to shareholders of record on November 1, 2013. The dividend was comprised of cash of 45.86 per share (approximately $68,000,000) and a noncash interest in GSD of $20.70 per share (approximately $30,685,000). The Company has REIT taxable income in 2013. As a result, the Company declared a special dividend of $10.89 per share payable in the form of interests in a global dividend note payable in kind or cash on January 31, 2014 to shareholders of record on December 31, 2013, which reflects a total distribution of $16,144,614. In the prior year, the Company had REIT taxable income. As a result, the Company declared a special dividend of $38.30 per share which was paid on December 14, 2012 to shareholders of record on December 1, 2012, which reflects a total distribution for 2012 of $56,786,652.

The Company is disclosing rental revenue, tenant reimbursements and rental expenses for 2013 and 2012 by property. However, there were no proforma adjustments as there were no acquisitions during the comparative periods.

Rental revenues - Rental revenues are comprised solely of rental income and amounted to $4,487,083 and $4,448,402 for 2013 and 2012, respectively. The (decreases) increase from 2012 results per property amounted to $(24,616), $(98,648), $21,643 and $140,302 for Port Jefferson, Cortlandt, Fairfax and Flowerfield, respectively.   The reduction in revenue at Port Jefferson and Cortlandt Manor was mainly due to the reduction in occupancy rates that took place during 2012, which were partially offset by an increase in effective rate per square foot in those properties. The increase in revenue at Fairfax and Flowerfield were the result of an increase in the average occupancy rate offset by reductions in the effective rate per square foot.

The comparison of rental revenues for the years ended December 31, 2013 and 2012 are as follows:

Facility Rental Revenue	December 31, 2013	December 31, 2012
Port Jefferson Professional Park	$773,564	$798,180
Cortlandt Medical Center	705,265	803,913
Fairfax Medical Center	1,248,127	1,226,484
Flowerfield Industrial Park	1,760,127	1,619,825
Total	$4,487,083	$4,448,402

Tenant reimbursements - Tenant reimbursements represent expenses negotiated, managed, and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $542,886 and $540,706 for 2013 and 2012, respectively.     The tenant reimbursements increase in Port Jefferson was attributable to the successful real estate tax grievance, the benefit of which was passed on to our tenants in 2012. The increases in tenant reimbursements in Fairfax and Flowerfield were due to higher occupancy rates. Reimbursements changed by property but were attributable to changes in base years from renewals and changes in occupancy rates while the reduction in tenant reimbursements in Cortlandt Manor were due to a combination of lower average occupancy rates and a change in the base year for determining tenant reimbursements following certain lease renewals.

The comparison of tenant reimbursements for the years ended December 31, 2013 and 2012 are as follows:

Facility Tenant Reimbursements Rental Revenue	December 31, 2013	December 31, 2012
Port Jefferson Professional Park	$122,111	$100,536
Cortlandt Medical Center	73,591	136,718
Fairfax Medical Center	112,812	97,011
Flowerfield Industrial Park	234,372	206,441
Total	$542,886	$540,706

Total expenses excluding condemnation, interest and income tax expense - Expenses, excluding condemnation, interest and income taxes, amounted to $20,757,052 for 2013 and reflect an increase of $9,973,968 from the 2012 amount of $10,783,084. The net increase was attributable to the increase in strategic alternative costs and impairment charges of $2,624,080 and $2,100,000, respectively, federal excise taxes of $3,521,320 and distributions under the Incentive Compensation Plan to each member of the Board, certain employees/former employees totaling $5,044,600 and related payroll taxes of approximately $52,000, an increase of $846,600 over the 2012 amount of $4,213,000 plus related payroll taxes of approximately $37,000.

Rental operation expenses - Rental expenses for the years ended December 31, 2013 and 2012 were $2,514,530 and $2,308,036, respectively, representing an increase of $206,494 or approximately 9%. The Company continues to manage the operating expenses of its real estate portfolio to offset escalating insurance and energy costs. The increase in rental expenses was primarily driven by an increase in building and property maintenance of approximately $187,000, which was mostly offset by benefits that would have been earned under the company’s defined benefit pension plan.

The rental expenses for the years ended December 31, 2013 and 2012 are as follows:

Facility Rental Expense	December 31, 2013	December 31, 2012
Port Jefferson Professional Park	$443,913	$396,954
Cortlandt Medical Center	488,836	479,807
Fairfax Medical Center	624,397	559,540
Flowerfield Industrial Park	957,384	871,735
Total	$2,514,530	$2,308,036

General and administrative expenses - General and administrative expenses for the years ended December 31, 2013 and 2012 were $11,551,674 and $6,561,910, representing an increase of $4,989,764. The net increase was mostly attributable to the Federal excise tax of $3,521,320 and the 2013 distributions and related expenses under the Company’s Incentive Compensation Plan exceeding those made in 2012 by $846,600. The 2013 distributions to the Board, one former director, certain employees and former employees, were $2,471,854, $378,345, $882,805 and $1,311,596, respectively plus related payroll taxes of approximately $52,000. The 2012 distributions under the Incentive Compensation Plan to each member of the Board and a former director, certain current employees and the retired but vested former CEO, Mr. Maroney of $2,380,345, $1,053,250 and $779,405, respectively, reflecting a total payout of $4,213,000 plus related payroll taxes of approximately $37,000.

Strategic alternative expenses – Strategic Alternative expenses for the years ended December 31, 2013 and 2012 were $3,637,123 and $1,013,043, respectively. The Board established the Strategic Alternatives Committee, comprised of 4 of the 7 members of the Board. The committee was charged with leading the process of evaluating strategic alternatives which may have included one or more tax efficient liquidity events. Following the Committee’s recommendation of a tax efficient liquidation, the Committee was dissolved into the Board. Over 80% of the fees are related to investment banking and related legal fees to pursue and analyze such alternatives. The expenses do not include any costs associated with full time or part time personnel or overhead costs irrespective of the significant time being allocated to the process. The Company believes such costs are fixed and are appropriately allocated to General and Administrative expenses accordingly.

Depreciation expense - Depreciation expense increased by 6% or $53,630, amounting to $953,725 in 2013 compared to $900,095 during the prior year. The increase in depreciation is mainly attributable to the Company’s capital investment to improve occupancy and effective rental rates.

Interest income – Interest income not including condemnation related interest, was $236,954 and $86,217 in 2013 and 2012, respectively, an increase of $150,737. The increase is mainly attributable to the purchase of mortgage backed securities during February and March of 2012 which earned approximately 2% during 2013 and deposits into interest bearing accounts following the expiration of the unlimited FDIC insurance on non-interest bearing accounts.

Interest expense - Interest expense in 2013 and 2012 was $5,748 and $965,506, respectively, a decrease of $959,758. The decrease was attributable primarily to the prepayment in full and related assumption of all of the Company’s outstanding mortgages. Late in the fourth quarter of 2012, the Company prepaid in full the mortgage loans secured by the Fairfax Medical Center, Cortlandt Medical Center and the Flowerfield Industrial Park, respectively and in early January 2013 the Company prepaid in full the outstanding mortgage on the Port Jefferson Professional Park.

The comparison of interest expense for the years ended December 31, 2013 and 2012 as follows:

Facility Interest Expense	December 31, 2013	December 31, 2012
Fairfax Medical Center	$0	$424,936
Cortlandt Medical Center	0	100,598
Port Jefferson Professional Park Center	4,874	260,447
Flowerfield Industrial Park	0	176,772
Other interest expense	874	2,753
Total	$5,748	$965,506

As a result of the changes in rental revenue, total operating expenses and other income (expense), the Company is reporting a loss before Condemnation Proceeds and Provision (benefit) for income taxes of $(15,495,877) for 2013 as compared to a loss of $(6,673,265) for 2012.

(Expense) income on Condemnation - Condemnation (expense) income for the years ended December 31, 2013 and 2012 were $(2,360) and $100,028,802, respectively. The Company successfully concluded its condemnation case during 2012 resulting in an additional $98,685,000 for just compensation for the Property and reimbursement of condemnation costs of $1,474,941. The Company also incurred condemnation costs in 2012 of $131,139 to conclude pursuing its rights under this litigation.

Interest income on condemnation proceeds of $67,341,716 resulted from the Company’s successful conclusion of its condemnation case for just compensation. The interest income was received in 2012.

Income Taxes - The provision for income taxes for the year ended December 31, 2012 was $61,649,000. The Company received a Private Letter Ruling in 2013 that enabled it to distribute the condemnation gain tax free. As a result, following the declaration of the dividend in 2013, the Company reversed to the 2012 income tax provision with the exception of alternative minimum taxes. The result was the tax benefit in 2013 of $61,553,442.

Year ended December 31, 2012 compared to the year ended December 31, 2011

The Company reported net income of $99,048,253 for the twelve months ended December 31, 2012 compared to net loss of $(1,124,665) for the twelve months ended December 31, 2011. Basic and diluted per share income amounted to $66.80 for 2012 compared to per share loss of $(0.84) for the prior year. The additional weighted average shares outstanding in 2012 compared to 2011 diluted the income per share by $7.08 from $73.88 to $66.80. The Company had REIT taxable income in 2012. As a result, the Company declared a special dividend of $38.30 per share payable on December 14, 2012 to shareholders of record on December 1, 2012, which reflected a total distribution for 2012 of $56,786,652. The Company did not have any REIT taxable income for 2011.

The Company disclosed rental revenue, tenant reimbursements and rental expenses for 2012 and 2011 by property. However, there were no proforma adjustments as there were no acquisitions during the comparative periods.

Rental revenues - Rental revenues were comprised solely of rental income and amounted to $4,448,402 and $4,886,823 for 2012 and 2011, respectively. The (decreases) from 2011 results per property amounted to $(156,204), $(182,847), $(71,499) and $(27,871) for Port Jefferson, Cortlandt, Fairfax and Flowerfield, respectively. The reduction in revenue was mainly due to a reduction in occupancy rates at each of the properties and then further offset by a net decrease in rate per square foot for each property much of which was the byproduct of the negative square footage absorption rates in the real estate industry.

The comparison of rental revenues for the years ended December 31, 2012 and 2011 were as follows:

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

The comparison of tenant reimbursements for the years ended December 31, 2012 and 2011 were as follows:

Facility Tenant Reimbursements Rental Revenue	December 31, 2012	December 31, 2011
Port Jefferson Professional Park	$100,536	$167,403
Cortlandt Medical Center	136,718	148,157
Fairfax Medical Center	97,011	111,183
Flowerfield Industrial Park	206,441	206,138
Total	$540,706	$632,881

Total expenses excluding condemnation, interest and tax expense - Expenses, excluding condemnation, interest and taxes, amounted to $10,783,084 for 2012 and reflected an increase of $5,667,734 from the 2011 amount of $5,115,350. The net increase was attributable to the distributions under the Incentive Compensation Plan to each member of the Board and certain employees/former employees totaling $2,380,345 and $1,832,655, respectively, reflecting a total payout of $4,213,000 plus related payroll taxes of approximately $37,000. In addition, the Company incurred $1,013,043 of expenses to pursue strategic alternatives.

Rental operation expenses - Rental expenses for the years ended December 31, 2012 and 2011 were $2,308,036 and $2,347,400, respectively, representing a decrease of $39,364 or 2%. The Company continued to manage the operating expenses of its real estate portfolio to offset escalating insurance and energy costs. While the Company has been successful in controlling costs, the impact of aging buildings will ultimately require additional capital expenditures to further reduce energy consumption and maintenance costs.

The rental expenses for the years ended December 31, 2012 and 2011 were as follows:

Facility Rental Expense	December 31, 2012	December 31, 2011
Port Jefferson Professional Park	$396,954	$414,782
Cortlandt Medical Center	479,807	481,277
Fairfax Medical Center	559,540	549,237
Flowerfield Industrial Park	871,735	902,104
Total	$2,308,036	$2,347,400

General and administrative expenses - General and administrative expenses for the years ended December 31, 2012 and 2011 were $6,561,910 and $1,862,466, representing an increase of $4,699,444. The net increase was mostly attributable to the distributions under the Incentive Compensation Plan to each member of the Board, certain current employees and the retired but vested former CEO, Mr. Maroney of $2,380,345, $1,053,250 and $779,405, respectively, reflecting a total payout of $4,213,000 plus related payroll taxes of approximately $37,000. Additionally, the Company incurred approximately $401,000 in costs to prepay the mortgages secured by the Flowerfield Industrial Park, Cortlandt Medical Center and the Fairfax Medical Center. Approximately $250,000 of the costs were non cash write-offs of the balance on the unamortized loan origination fees.

Strategic alternative expenses – Strategic Alternative expenses for the years ended December 31, 2012 and 2011 were $1,013,043 and $29,383, respectively. The Board established the Strategic Alternatives Committee, comprised of 4 of the 7 members of the Board. The committee was charged with leading the process of evaluating strategic alternatives which may include one or more tax efficient liquidity events. Over 80% of the fees are related to investment banking and related legal fees to pursue and analyze such alternatives. The expenses do not include any costs associated with full time or part time personnel or overhead costs irrespective of the significant time being allocated to the process. The Company believes such costs are fixed and are appropriately allocated to General and Administrative expenses accordingly.

Depreciation expense - Depreciation expense increased by 3% or $23,994, amounting to $900,095 in 2012 compared to $876,101 during the prior year. The increase in depreciation was mainly attributable to the Company’s capital investment to improve occupancy and effective rental rates.

Interest income – Interest income not including condemnation related interest, was $86,217 and $1,696 in 2012 and 2011, respectively, an increase of $84,521. The increase was mainly attributable to the purchase of mortgage backed securities during February and March which earned approximately 2% during 2012.

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

The comparison of interest expense for the years ended December 31, 2012 and 2011 was as follows:

Facility Interest Expense	December 31, 2012	December 31, 2011
Fairfax Medical Center	$424,936	$457,200
Cortlandt Medical Center	100,598	239,783
Port Jefferson Professional Park Center	260,447	297,766
Flowerfield Industrial Park	176,772	199,127
Other interest expense	2,753	3,531
Total	$965,506	$1,197,407

As a result of the changes in rental revenue, total operating expenses and other income (expense), the Company reported a loss before Condemnation Proceeds and Provision (benefit) for income taxes of $(6,673,265) for 2012 as compared to a loss of $(1,124,665) for 2011.

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

 LIQUIDITY AND CAPITAL RESOURCES

Variable Interest Entities

On December 30, 2013, the Company distributed Gyrodyne Special Distribution LLC (GSD) directly to the Company’s shareholders with the Company retaining a management interest. Pursuant to the limited liability company agreement of GSD, the Company has unilateral control over the management of GSD including the ability to sell GSD or its assets, sign leases, make capital improvements and pursue the rezoning effort on the Flowerfield Industrial Park and its undeveloped land. In addition, the Company must provide GSD with a financing facility of up to $2.5 million. GSD does not have any working capital or management to support its operations but relies 100% on the services and working capital of the Company to manage and finance the operations of GSD. The rental revenue and rental expenses directly attributable to GSD for the one day stub period were $13,996 and $7,502, respectively.

In general, a reporting company must include in its consolidated financial statements the financial position and results of any entity in which the reporting company has a controlling financial interest. The Company has no equity ownership in GSD, but through its management interest it has the unilateral authority over GSD’s real estate assets, including negotiating leases, making decisions regarding capital improvements, financing, acquisitions and dispositions, rezoning strategy on undeveloped property, negotiating management agreements, changing governance documents and timing of dissolution or liquidation. Based on the foregoing, and in accordance with ASC Topic 810-10, paragraph 15-14, the Company believes that it controls GSD. GSD is therefore a variable interest entity.

The Company has consolidated GSD’s financial statements with the Company’s because the Company is considered to be the primary beneficiary of GSD. The Company does not have any other variable interest entities. The consolidated variable interest entity assets and liabilities were $32,955,387 and $14,323,001, respectively. The Company monitors the credit quality of the mortgage obligations of GSD which are securitized by the underlying related medical property each of which resides in a single asset LLC. The discussion of the liquidity and capital resources is on a consolidated basis including the variable interest entity, GSD.

The below unaudited consolidating December 31, 2013 Balance Sheet and Statement of Operations reflects the operations of Gyrodyne Company of America, Inc. and GSD.

	Gyrodyne Co of America	GSD	Total	Eliminations	Consolidated
Assets

Real Estate:
Rental property:
Land		4,621,293	4,621,293		4,621,293
Building and improvements		32,626,185	32,626,185		32,626,185
Machinery and equipment		344,733	344,733		344,733
		37,592,211	37,592,211		37,592,211
Less Accumulated Depreciation		(7,234,846)	(7,234,846)		(7,234,846)
		30,357,365	30,357,365		30,357,365
Land held for development:
Land		558,466	558,466		558,466
Land development costs		1,823,847	1,823,847		1,823,847
		2,382,313	2,382,313		2,382,313
Total Real Estate, net		32,739,678	32,739,678		32,739,678

Cash and Cash Equivalents	13,048,827		13,048,827		13,048,827
Investment in Marketable Securities	3,380,864		3,380,864		3,380,864
Rent Receivable, net of allowance for doubtful accounts of $74,000	95,829		95,829		95,829
Deferred Rent Receivable		215,709	215,709		215,709
Mortgage interest receivable	2,037		2,037	(2,037)	-
Management fee receivable	5,964		5,964	(5,964)	-
Prepaid Expenses and Other Assets	892,074		892,074		892,074
Prepaid pension costs	608,807		608,807		608,807
Mortgage Receivable	13,840,889		13,840,889	(13,840,889)	-
Total Assets	31,875,291	32,955,387	64,830,678		50,981,788

Liabilities and Equity

Liabilities:
Accounts payable	1,710,257		1,710,257		1,710,257
Accrued liabilities	3,246,403		3,246,403		3,246,403
Deferred rent liability	93,922		93,922		93,922
Mortgage interest payable		2,037	2,037	(2,037)	-
Management fees payable		5,964	5,964	(5,964)	-
Tenant security deposits payable		474,111	474,111		474,111
Mortgages payable		13,840,889	13,840,889	(13,840,889)	-
Deferred income taxes	1,315,000		1,315,000		1,315,000
Dividend notes payable	16,144,614		16,144,614		16,144,614
Total Liabilities	22,510,196	14,323,001	36,833,197		22,984,307

Commitments and Contingencies

Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888		1,723,888		1,723,888
Additional paid-in capital	17,753,505		17,753,505		17,753,505
Accumulated other comprehensive loss	118,789		118,789		118,789
(Deficit) retained earnings	(8,693,390)		(8,693,390)		(8,693,390)
	10,902,792		10,902,792		10,902,792

Less Cost of Shares of Common Stock Held in Treasury; 241,208	(1,537,697)		(1,537,697)		(1,537,697)
Total Gyrodyne stockholders' equity	9,365,095		9,365,095		9,365,095
Non-controlling interest in GSD, LLC		18,632,386	18,632,386		18,632,386
Total Equity	9,365,095	18,632,386	27,997,481		27,997,481
Total Liabilities and Equity	31,875,291	32,955,387	64,830,678		50,981,788

Consolidated Statements of Operations
	Gyrodyne Company Of America	GSD	Total	Eliminations	Consolidated

Revenues
Rental income	4,474,409	12,674	4,487,083		4,487,083
Rental income - tenant reimbursements	541,564	1,322	542,886		542,886
Total Rental income	5,015,973	13,996	5,029,969	-	5,029,969

Expenses
Rental expenses	2,507,028	7,502	2,514,530		2,514,530
General and administrative expenses	11,551,674	9,871	11,561,545	(9,871)	11,551,674
Strategic alternative expenses	3,637,123		3,637,123		3,637,123
Impairment Charges	2,100,000	-	2,100,000		2,100,000
Depreciation	951,138	2,587	953,725		953,725
Total	20,746,963	19,960	20,766,923	(9,871)	20,757,052

Other Income (Expense):
Interest income	238,991	-	238,991	(2,037)	236,954
Interest expense	(5,748)	(2,037)	(7,785)	2,037	(5,748)
Other Income	9,871	-	9,871	(9,871)
Total	243,114	(2,037)	241,077	(9,871)	231,206

(Loss) Before Condemnation and Provision for Income Taxes	(15,487,876)	(8,001)	(15,495,877)	-	(15,495,877)
(Expenses) income on condemnation	(2,360)	-	(2,360)	-	(2,360)
Total	(2,360)	-	(2,360)	-	(2,360)

Net Income (Loss) Before Provision for Income Taxes	(15,490,236)	(8,001)	(15,498,237)	-	(15,498,237)
(Benefit) Provision for Income Taxes	(61,553,442)	-	(61,553,442)	-	(61,553,442)
Net Income (Loss)	46,063,206	(8,001)	46,055,205	-	46,055,205
Net Loss From Non-controlling Interest in GSD	-	-	-	8,001	8,001
Net Income (Loss) Attributable to Gyrodyne	46,063,206	(8,001)	46,055,205	8,001	46,063,206

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 8. Financial Statements and Supplementary Data" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	2013	2012
Net cash (used) in provided by operating activities	$(8,105,339)	$161,712,775
Net cash used in investing activities	$(1,437)	$(5,010,995)
Net cash used in financing activities	$(73,009,119)	$(72,913,052)

Ending cash and cash equivalents balance	$13,048,827	$94,164,722

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Net cash (used in) provided by operating activities was $(8,105,339) and $161,712,775 during the years ended December 31, 2013 and 2012, respectively. The cash used in operating activities in the current year was primarily related to strategic alternative expenses of $3,637,123 (less approximately $1million that remain in accounts payable), federal excise tax of $3,521,320 and the payments made under the incentive compensation plan to the Board, one former director, certain employees and former employees, of $2,471,854, $378,345, $882,805 and $1,311,596, respectively. The payments triggered under the Company’s Incentive Compensation Plan and the Federal excise tax were in conjunction with the declaration and payment of the special dividend announced on September 12, 2013.and paid on December 31st, 2013. The payments to the Board and former director were paid in early January 2014 and therefore did not affect the cash used in operations. The primary factor impacting cash flow provided by operations in 2012 was the conclusion of the condemnation litigation. The Company concluded its condemnation litigation in June 2012 and the state remitted payment in full of $167,530,657. Offsetting the cash provided by condemnation were payments pursuant to the Incentive Compensation Plan to the Board and certain employees/former employees, $2,380,345, $1,053,250 and $779,405, respectively. The payments were triggered under the Company’s Incentive Compensation Plan in conjunction with the declaration and payment of the special dividend in 2012.

Net cash used in investing activities amounted to $1,437 and $5,010,995 for the years ended December 31, 2013 and 2012, respectively. The cash used in investing activities in the current period was primarily due to land development costs of $108,001 on our undeveloped land at Flowerfield, tenant improvements of approximately $493,600 and approximately $396,000 in common area capital expenditures. The land development costs are comprised of real estate taxes and non-recurring capital improvement costs related to the Flowerfield property slated for development and currently not being utilized by the industrial park. The capital expenditures were offset by income and principal payments received of $996,148, from the 2012 investments in in mortgage-backed securities with both AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The cash used in investing activities in the prior period was attributable to the purchase of securities of approximately $4.4 million net of principal distributions. The securities are currently generating a yield of approximately 2%. The investments are in mortgage-backed securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). Additionally, the Company incurred land development costs of approximately $108,000 on our undeveloped land at Flowerfield. On operating real estate portfolio, we incurred tenant improvements and common area improvements of approximately $184,000 and $276,000 to improve occupancy rates and maximize our effective rental rate per square foot.

Net cash used in financing activities amounted to $73,009,119 and $72,913,052 for the years ended December 31, 2013 and 2012, respectively. During 2013, the Company issued a special dividend which resulted in a payment of $67,995,704. In addition, during 2013, the Company prepaid the last remaining outstanding mortgage. This resulted in total principal payments of approximately $5,013,415. During 2012, the Company issued a special dividend which resulted in a payment of $56,786,652. In addition, during 2012, the Company prepaid three of the four outstanding mortgages. This resulted in total principal payments of approximately $16,100,000.

At December 31, 2013, the Company had cash and cash equivalents of $13,048,827 to meet its current obligations. In the short term (while the real properties formerly owned by the Company are owned by GSD), the Company anticipates being able to fund its operations and to provide GSD with the up to $2.5 million line of credit required by GSD’s limited liability company agreement. If the Merger is consummated, the Company expects that Gyrodyne, LLC (the surviving entity) will have sufficient liquidity to fund capital expenditures and any operating losses in order to complete the Plan of Liquidation. If the Merger is not consummated or if the Plan of Liquidation is otherwise delayed, GSD will need to continue to draw from the line of credit to be provided by the Company or from a third party financing source.

For the year ending December 31, 2014, the Company has anticipated capital expenditures of approximately $1,100,000. These capital expenditures are for lease renewals, general upgrades, necessary repairs that qualify as capital expenditures and include real estate taxes of approximately $100,000 related to the land held for development.

The Company anticipates being able to fund its operations for the year ending December 31, 2014 from cash on hand supplemented by the generation of cash from operations.

The Company holds mortgage interests totaling $13,840,889 where Gyrodyne Special Distribution LLC and subsidiaries ("GSD") are the mortgagees, secured by the medical properties held by GSD. Within GSD, each property and the related mortgage reside in a separate single asset LLC with no guarantee by GSD and no cross collateralization. GSD is a consolidated Variable Interest Entity in which Gyrodyne has no ownership interest but has a management interest giving the Company unilateral control over GSD. GSD was in compliance with financial covenants associated with its various loans. The significant financial covenants, if any, associated with the mortgages were restricted to debt service ratios as follows:

Debt Service Ratio
Mortgage payable – Port Jefferson Professional Park	None
Mortgage payable – Cortlandt Medical Center	1.2:1
Mortgage payable – Fairfax Medical Center	1.2:1

* Debt service ratio is defined as net operating income before debt service and depreciation / annual principal and interest expense.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This "credit crisis" spread to the broader commercial credit markets and has reduced the availability of financing and narrowed interest rate spreads. These factors, coupled with the slowing economy, reduced the volume of real estate transactions and increased capitalization rates. During 2012 and 2013, the economy improved but at a rate that was slower than passed economic downturns. Despite the fact that the Company has invested in medical office buildings, an asset class that was less vulnerable to the commercial real estate downturn, if these conditions return, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cash flows. During 2012 and 2013, the commercial real estate market showed significant signs of recovery, but not without stress, which is directly affecting the credit markets. The Long Island commercial real estate market continues to show distress in the transaction market. In early 2013, data in the market reflected new properties for sale continue to exceed the absorption rate for the same period. These conditions on Long Island while improving remain reflective of a market where new properties for sale continue to exceed the absorption rate for the same period. The continued economic challenges and distressed real estate forecasts are adversely affecting the credit markets for commercial real estate causing some lenders to reduce or stop issuing credit or to move toward either equity financing or a combination debt and equity often referred to as structured finance deals. Similar conditions exist in our other geographic locations.

Effective with an election dated May 1, 2006, the Company operates as a real estate investment trust (a "REIT") for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets within the ten-year period ending April 30, 2016. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (the "Code"), to its shareholders, among other requirements. As of December 31, 2013, the Company had cash and cash equivalents of $13,048,827. In the short term (while the real properties formerly owned by the Company are owned by GSD), the Company anticipates being able to fund its operations and to provide GSD with the up to $2.5 million line of credit required by GSD’s limited liability company agreement. If the Merger is consummated, the Company expects that Gyrodyne, LLC (the surviving entity) will have sufficient liquidity to fund capital expenditures and any operating losses in order to complete the Plan of Liquidation. If the Merger is not consummated or if the Plan of Liquidation is otherwise delayed, GSD will need to continue to draw from the line of credit to be provided by the Company or from a third party financing source.

Distributions are determined by the Company’s Board and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, opportunities to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code, other provisions of the Internal Revenue Code and other factors the Board may deem relevant. The Company has REIT taxable income for the years ended December 31, 2013 and 2012 but none for 2011. The Company paid a special dividend of $38.30 per share on December 14, 2012 to shareholders of record on December 1, 2012.

On September 13, 2013, the Board declared a Special Dividend of $98,685,000, the balance of the 2012 taxable income, or $66.56 per share of Common Stock, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance was paid in the form of interests in a newly formed New York limited liability company, Gyrodyne Special Distribution, LLC. The interests collectively constitute 100% economic interest in all of the Company's properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which, excluding Flowerfield, are subject to an aggregate of $13,840,889 in mortgages payable to a subsidiary of Gyrodyne that will be retained by Gyrodyne, and that Gyrodyne will be its managing member. The distribution was paid on December 30, 2013 to shareholders of record on November 1, 2013.

On December 20, 2013 The Company announced a dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017. The note contains interest at a simple rate of 5% payable in kind or cash on June 15th and December 15th.

INCOME TAXES

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (a "REIT") for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the "Code"). As long as the Company qualifies for tax treatment as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT requirements for the year ended December 31, 2013 and was not subject to any federal and state income taxes. The Company intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company received a Private Letter Ruling ("PLR") from the Internal Revenue Service that states the Company’s condemnation award, interest income and reimbursement of costs will not be included in certain REIT tests to determine whether the Company remains qualified as a REIT. There can be no assurance that the Internal Revenue Service will apply the PLR to the Company upon examination as it is based on the specific facts and circumstances presented to the IRS in the Company’s request for the PLR and the IRS may disagree with the facts and circumstances presented.

In accordance with Section 1033 of the Internal Revenue Code, the Company has deferred recognition of the gain on the condemnation of its real property for income tax purposes. During the quarter ended September 30, 2012, the Company applied for and received from the IRS an additional extension of time to replace the condemned property with like-kind property by April 30, 2014. The previous deadline was April 30, 2013. If the Company replaces the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the IRS at its discretion), recognition of the gain would have been deferred until the newly acquired property is disposed of. The company had recorded a provision for income taxes of $61,649,000 resulting from the condemnation award. The provision for income taxes is directly resulting from the gain on condemnation of its real property and would reverse into income upon the purchase of like-kind property.

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

On September 13, 2013, the Company announced that the Board had completed its previously announced review of the Company's strategic alternatives and had declared a special dividend in the amount of $98,685,000, or $66.56 per share of the Company's common stock, of which approximately $68,000,000, or $45.86 per share, will be paid in cash.

The balance of the special dividend was paid in the form non transferrable shares in Gyrodyne Special Distribution, LLC. It is expected that such interests collectively constitute 100% economic interest in all of the Company's properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which, with the exception of Flowerfield, will be subject to an aggregate of $13,840,889 in mortgages payable to a subsidiary of the Company that will be retained by the Company, and that the Company will be its managing member. The distribution was paid on December 30, 2013 to shareholders of record on November 1, 2013.

This special dividend has been facilitated by the Company's receipt of a private letter ruling from the Internal Revenue Service (the "IRS") that permits the Company to distribute, by means of the special dividend, the gains realized from its 2012 receipt of additional damages in connection with condemnation litigation (described below) subject to a 4% excise tax, but without incurring a REIT-level 35% tax. Following a change in tax law in January 2013, the Company applied for the ruling from the IRS in March 2013 and ultimately received the favorable ruling in August 2013.

The dividend was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

In July 2012, the Company received $167,530, 657 from the State of New York (the "State") in payment of judgments in the Company's favor in condemnation litigation with the State regarding 245.5 acres of the Company's Flowerfield property in St. James and Stony Brook, New York, which consisted of $98,685,000 in additional damages, $1,474, 941 in costs, disbursements and expenses, and $67,370,716 in interest which included $29,000 that was returned due to the State's error in calculating interest. The State had paid the Company $26,315,000 for such property at the time of the taking, which the Company elected, under New York's eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.

In August 2012, the Company announced that it was undertaking a strategic review, which was designed to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger or other strategic combination, consistent with the Company's stated goal of executing a tax-efficient liquidity event or series of tax-efficient liquidity events. Proposals to acquire the Company were solicited from numerous parties. After a thorough process, where numerous parties were contacted, the Board determined that it was unlikely the Company could consummate an acceptable acquisition or similar transaction on a timely basis.

Further to the Company's previously stated goal of providing liquidity to its shareholders on a tax- efficient basis and taking into account, among other factors, the Company's receipt of the private letter ruling, the Board has concluded that it is in the best interests of the Company and its shareholders to liquidate the Company in an orderly manner. On that basis, the Board, on September 12, 2013, adopted a Plan of Liquidation and Dissolution (the "Plan"), which is subject to authorization of the Company's stockholders by a vote of at least two-thirds of the outstanding shares.

The special dividend of $66.56 per share announced on September 13, 2013 follows a prior special cash dividend in the amount of $56,786, 652, or $38.30 per share, which was paid on December 14, 2012 to shareholders of record as of December 1, 2012. As a result of the special dividend, the Company reversed the deferred taxes recorded in 2012 less the 4% excise tax incurred as a result of distributing the 2012 taxable income in December 2013.

The Company’s investment in the Callery-Judge Grove, L.P., a limited partnership (the "Grove") is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2013 and December 31, 2012. The Grove is located in Florida where there currently is no state income tax. As a result, under current tax regulations, the Company will not be subject to any significant state income tax from its investment in the Grove.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the "Grove Property"), which is the subject of a plan for mixed-use development.   Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.  Gyrodyne may be required to recognize gain in 2014 and its deferred tax liability of $1,315,000.

The severity and longevity of the recession is putting pressure on federal, state and local governments to increase tax revenue. The Company cannot forecast what impact, if any, will result from future changes in the federal, state or local changes in their respective tax regulations.

LIMITED PARTNERSHIP INVESTMENT

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the "Grove Property"), which is the subject of a plan for mixed-use development.   Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne may be required to recognize gain in 2014 and its deferred tax liability of $1,315,000.

DEVELOPMENT OF FLOWERFIELD PROPERTY

In June 2007, the Company filed an application with the Town of Smithtown, New York to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. The residential mix and total number of residential units could change upon approval by local government agencies. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential". The costs associated with the ownership and development of the property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,824,000. The Company cannot predict the outcome of the application and has not aggressively pursued the project as we consider other options. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and is not part of the application for planned residential.

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

We also present Company adjusted FFO ("AFFO"), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods, 2009 through 2011.

The following table provides the reconciliation of net income to FFO and AFFO for the years ended December 31, 2009 through 2013, inclusive:

	Year ended December 31,
	2013	2012		2011	2010	2009
Realized gains (losses) on marketable securities which are included in Net Income	$-	$-		$-	$-	$159,805
Net Income	$46,055,205	$99,048,253		$(1,124,665)	$(1,081,465)	$1,522,890
Net income from condemnation		167,370,518
Depreciation and amortization	953,725	900,095		876,101	803,725	690,676
Amortization of capitalized leasing costs	73,854	60,253		69,074	43,829	35,237
Less Income tax (benefit) provision on Advance Payment,	(61,553,442)	61,649,000		-	-	(4,141,000)
Funds from Operations ("FFO")	(14,470,658)	$(5,712,917	)*	$(179,490)	$(233,911)	$(1,892,197)

Company adjustments to FFO
Compensation related costs to employees under the Incentive Compensation plan triggered by the Special Dividend.	898,456	1,090,213		-	-	-
Director fees under the Incentive Compensation Plan triggered by the Special Dividend	2,471,854	2,380,345		-	-	-
Compensation and director fee related costs under the Incentive Compensation Plan to former employees and former director that was vested prior to the Special Dividend.	1,726,171	779,405		-	-	-
Costs to pursue strategic alternatives	3,637,123	1,013,043		29,383	-	-
Nonrecurring Governance items relating to ICP	5,565
Impairment charges	2,100,000
Excise tax	3,521,320
Condemnation costs during period income is not recognized	2,360	-		333,308	109,354	1,307,184
Restructuring Fees	64,237
Debt prepayment penalties and related costs	253,515	401,000		-	-	-
Company adjusted Funds from Operations ("AFFO")	$209,943	$(48,911)		$183,201	$(124,557)	$(585,013)

*Includes payments made under the Incentive Compensation Plan

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1) Report of Independent Registered Public Accounting Firm

(2) Consolidated Balance Sheets as of December 31, 2013 and 2012

(3) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(4) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

(5) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(6) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(7) Notes to Consolidated Financial Statements

(8) Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2013 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

●

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Baker Tilly Virchow Krause, LLP (successor to Holtz, Rubenstein Remininck LLP), an independent registered public accounting firm as stated in their report which appears herein.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2014 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Corporation are elected by the Board of Directors to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a Director	Current Board Term Expires

Frederick C. Braun III	72	---	---
President and CEO

Gary J. Fitlin	48	---	---
CFO and Treasurer of the Company and former interim CEO and President

Paul L. Lamb	68	1997	2015
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	60	2004	2014
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	51	2003	2016
Vice President and Deputy General Counsel, National Grid
Director of the Company

Philip F. Palmedo	79	1996	2016
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	54	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company
the Company

Nader G.M. Salour	55	2006	2015
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	59	2002	2015
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

(b)	Business Experience

Frederick C. Braun III, 72, was appointed to the position of President and CEO by the Gyrodyne Board of Directors effective February 25, 2013. Mr. Braun is currently the Chairman of the Brookhaven Industrial Development Agency ("Brookhaven IDA"), a public benefit corporation of the State of New York that assists in the acquisition, construction, reconstruction, and equipping of commercial and industrial facilities. He has served in such capacity for approximately 25 years. Mr. Braun also serves as a member ex-officio on the Brookhaven IDA’s Audit, Finance and Governance Committees. In addition, he has been a member of the Board of Trustees of Brookhaven Memorial Hospital Medical Center for over 30 years. From 2000 to September 2009, Mr. Braun served as Executive Vice President of State Bank of Long Island, a commercial bank subsidiary of State Bancorp, Inc. (acquired by Valley National Bancorp effective January 1, 2012). His commercial banking career spanned over 45 years, after having earned a B.S. in finance from Lehigh University.

Gary J. Fitlin, age 48, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August, 2012,and while the Company conducted a formal search for a permanent President and Chief Executive Officer. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 68, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 60, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 22 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 34 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 51, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Vice President and Deputy General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 79, was appointed to the Board of Directors in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 54, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District n Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 55, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006, and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 59, was appointed to the Board of Directors in November 2002. Mr. Smith has been a Vice President in the Commercial Banking Division of the First National Bank of Long Island since February 2006. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and any person holding more than ten percent ("10% Holder") of Gyrodyne Common Stock, $1.00 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during fiscal 2013 and Forms 5 and amendments thereto received by the Company with respect to fiscal 2013 and any written representations from certain reporting persons that no Form 5 is required, Gyrodyne believes that none of the Company’s executive officers, directors or 10% Holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during fiscal 2013.

(d)	Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are "financially literate" and have been determined to be "independent" within the meaning of SEC regulations and NASDAQ rules. The Board has determined that at least one member, Mr. Levine, a CPA, qualifies as an "audit committee financial expert" as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 22 years. In addition, Mr. Levine has 12.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

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

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2013, 2012 and 2011.

2013 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Frederick C. Braun III	2013	206,731	25,000(A)	00	0	0	0	0	231,731
	(B)	0	0	0	0	0	0	0	0

Stephen V. Maroney	2013	0	0	0	0	933,251(C)	0	0	933,251
Former President and CEO	2012	174,583	0	0	0	779,405 (C)	0	0	953,988
	2011	220,000	25,000 (D)	0	0	0	0	0	245,000

Peter Pitsiokos	2013	185,712	0	0	0	681,021(C)	0	0	866,733
COO and	2012	185,712	25,000 (E)	0	0	568,755 (C)	0	0	779,467
Secretary	2011	176,869	25,000 (D)	0	0	0	0	0	201,869

Gary Fitlin	2013	250,000	25,000(A)	0	0	0	0	24,278 (F)	299,278
Interim President and CEO and	2012	195,335	25,000 (E)	0	0	0	0	60,500(G)	280,835
CFO and Treasurer (H)	2011	158,000	0	0	0	0	0	75,000(G)	233,000

(A) Consists of 2013 performance bonuses issued on February 7, 2014 to each of Mr. Braun and Mr. Fitlin for $25,000.

(B) Frederick C. Braun III was appointed President and Chief Executive Officer effective February 25, 2013.

(C) On September 13, 2013, our Board declared a Special Dividend of $98,685,000 or $66.56 per share of Common Stock, of which approximately $68,000,000, or $45.86 per share, will be paid in cash. The balance will be payable in the form of interests in a newly formed New York limited liability company, Gyrodyne Special Distribution, LLC. It is expected that such interests collectively will constitute 100% economic interest in all of the Company's properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which, with the exception of Flowerfield, will be subject to an aggregate of $13,840,889 in mortgages payable to a subsidiary of Gyrodyne that will be retained by Gyrodyne, and that Gyrodyne will be its managing member. The $45.86 cash portion of the dividend triggered a payment under the Company’s Incentive Compensation Plan to each of Mr. Maroney and Mr. Pitsiokos of $933,251 and $681,021. The Company declared and paid a special dividend of $38.30 per share in December 2012 which triggered a payment under the Company’s Incentive Compensation Plan to each of Mr. Maroney and Mr. Pitsiokos of $779,405 and $568,755. Mr. Maroney vested in his benefits and will receive future compensation payments under the Incentive Compensation Plan upon any triggering events at the same amounts as if he remained with the Company. Mr. Pitsiokos’ benefit under the Incentive Compensation Plan also vested but he remains with the Company.

(D) Consists of 2011 performance bonuses issued on March 14, 2012 to each of Mr. Maroney and Mr. Pitsiokos for $25,000.

(E) Consists of 2012 performance bonuses issued on December 21, 2012 to each of Mr. Pitsiokos and Mr. Fitlin for $25,000.

(F) Consists of vacation time paid in cash during the fiscal year.

(G) Consists of deferred cash compensation that vested annually each October and was paid pursuant to the 2009 employment agreement on October 2012.

(H) In addition to serving as CFO and Treasurer, Mr. Fitlin also served as interim President and CEO from August 23, 2012 until February 25, 2013.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

Employment Agreements

During the fiscal years ended December 31, 2012 and 2011, the Company was a party to separate employment agreements with each of Mr. Maroney (the Company’s President and CEO at the time) and Mr. Pitsiokos (the Company’s COO and Secretary). Each employment agreement provided for an annual base salary and discretionary annual incentive cash bonus. The employment agreements also provided for certain severance and change-in control benefits. On June 12, 2009, the Company terminated the automatic extension provisions of the agreements which had originally provided for an evergreen three-year term. As a result, the term of the employment agreements ended on June 12, 2012.

During the fiscal years ended December 31, 2012, and 2011, the compensation arrangements between the Company and Gary Fitlin, the Company’s Chief Financial Officer, were set forth in an Offer Letter (the "Offer Letter") and a Deferred Bonus Agreement (the "Bonus Agreement"), each executed on October 22, 2009. Pursuant to the Offer Letter and the Bonus Agreement, Mr. Fitlin joined the Company at a base salary of $158,000 per year and became eligible to receive deferred bonus payments equal to $75,000 for each full year (or portion thereof) of service during the three-year period ended October 21, 2012. The deferred bonus payments vested on October 21 of each of 2010, 2011 and 2012, respectively. Pursuant to the Bonus Agreement, the aggregate deferred bonus was paid on October 26, 2012. The obligations of the Company and Mr. Fitlin have been fulfilled under the Bonus Agreement.

On May 17, 2013, the "Company entered into new employment agreements with Frederick C. Braun III and Gary J. Fitlin, respectively (the "Employment Agreements"), each dated May 15, 2013 and effective April 1, 2013, pursuant to which Messrs. Braun and Fitlin continued to serve as President and Chief Executive Officer and as Senior Vice President and Chief Financial Officer, respectively. The Employment Agreements provide for substantially identical compensation and severance provisions. Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a base salary at the rate of $250,000 per year plus a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in control (the "Change-in-Control Bonus"). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) if the Executive signs a separation agreement in reasonable and customary form provided by, and acceptable to, the Company severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice. The foregoing description of the Employment Agreement is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of the Employment Agreement will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(b)     Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2013, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

(c)     Severance and Change-in-Control Benefits

Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in-control (the "Change-in-Control Bonus"). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice.

The employment agreements between the Company and Mr. Pitsiokos provided for a severance payment in the event of a change-in-control, termination by the Company without cause, or by the executive for "good reason". Under the employment agreement, as amended to comply with Section 409A of the Internal Revenue Code, upon any of the events enumerated therein, Mr. Pitsiokos is entitled to receive an amount equal to three times Mr. Pitsiokos’ base salary to be paid in a single lump sum cash payment to the extent such amount does not exceed the lesser of Mr. Pitsiokos’ salary for the two year period prior to termination or two times the Internal Revenue Code Section 401(a)(17) limitation. To the extent the amount payable exceeds such limitation; the excess over the limitation is to be paid on the 15th day of the 7th month following the separation of service, with interest equal to prime plus 2%. In addition to the cash severance payment, the agreement would have entitled Mr. Pitsiokos to receive certain other benefits. On June 12, 2009, the Company terminated the automatic extension provision of the employment agreement which had originally provided for an evergreen three year term. As a result, the term of the employment agreement ended on June 12, 2012.

(d)     Incentive Compensation Plan

The Company believes that providing incentive payments in a change-in-control situation is beneficial to shareholders because it encourages management and our Board to remain impartial when evaluating a transaction that may be beneficial to shareholders yet could negatively impact the continued employment or board position of an executive officer or director, and to promote long term value maximization. Toward that end, the Company established an incentive compensation plan in 1999, and our Board approved amendments to the plan on February 2, 2010 which are set forth in an Amended and Restated Incentive Compensation Plan dated as of February 2, 2010 (as amended, the "Incentive Compensation Plan"), a copy of which was included as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2010. Our Board approved the amendments to the Incentive Compensation Plan to better align the interests of the participants with those of the Company’s shareholders as the Company pursued its strategic plan to position itself over a reasonable period of time for one or more liquidity events that will maximize shareholder value. Full-time employees and members of our Board are eligible to participate, and rights of all participants vested immediately on February 2, 2010. Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, is a participant in the Incentive Compensation Plan.

The benefits are realized upon either a change-in-control of the Company or upon the issuance by the Company of an "Excess Dividend" following certain asset sales.

Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company’s voting stock or the occurrence of certain other specified events. In the event of a change-in-control, the Incentive Compensation Plan provides for a cash payment equal to the difference between the Incentive Compensation Plan’s "establishment date" price of $15.39 per share and the per share price of the Common Stock on the closing date, multiplied by the equivalent of 110,000 shares of Common Stock (such number of shares subject to adjustments to reflect changes in capitalization).

An "Excess Dividend" is defined as a dividend in excess of income from operations, paid to shareholders following certain sales of assets, in which the sale of assets equals or exceeds 15 percent of the total gross fair market value of all assets of the Company immediately prior to the sales. In the event of an Excess Dividend, the Company is obligated to pay to plan participants a "Disposition Dividend" which in the aggregate is equal to the Excess Dividend paid per share multiplied by the number of Incentive Compensation Units in the plan, currently 110,000. This Disposition Dividend is allocated to the plan participants according to their weighted percentages, as described below:

Payments under the Incentive Compensation Plan may be deemed to be a form of deferred compensation (within the meaning of Section 409A of the Code), and if the Incentive Compensation Plan fails certain tests, the Company may have certain income tax withholding obligations under Section 409A and face interest and penalties if it fails to, or has failed to, fulfill these obligations.

For any individual who becomes a participant with an effective date after December 31, 2009, the average trading price of the Company’s stock for the 10 trading days ending on the trading day prior to the participant’s initial date of participation will replace the price of $15.39 for the purpose of calculating the benefit. Currently, Peter Pitsiokos is the only executive officer who is a participant in the Incentive Compensation Plan, as is each of the directors.

The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from 0.5% to 18.5%). Stephen V. Maroney, the Company’s former Chief Executive Officer who resigned in August 2012 and Peter Pitsiokos, the Company’s Chief Operating Officer, are currently entitled to 18.5% and 13.5%, respectively, of any distribution under the Incentive Compensation Plan with the balance being distributable to other eligible current and former employees (11.5%) and current and former members of our Board (56.5%). In the case of Mr. Maroney and other former employees, however, as departed employees and director, their respective payout may not benefit from any post-departure increase in the Company’s stock price above the 10-day average prior to their departure adjusted for any distributions made following their departure. There are currently 110,000 units granted under the Incentive Compensation Plan, equal to 110,000 shares of Common Stock.

In July 2012, the Company received $167,530,657 from the State of New York in payment of the judgments in the Company’s favor in the Company’s condemnation litigation with the State; as of December 31, 2012 the Company intended to defer recognition of $98,685,000 for federal income tax purposes and recognize $68,845,657 as REIT taxable income in 2012. On November 19, 2012, the Company declared a special cash dividend of $56,786,652 or $38.30 per share of Common Stock, which was paid on December 14, 2012, to shareholders of record on December 1, 2012, and approved an aggregate payment of $4,213,000 as required under the terms of the Incentive Compensation Plan to be allocated and paid to individual participants in accordance with the rules of the Incentive Compensation Plan. On September 13, 2013, our Board declared a Special Dividend of $98,685,000 or $66.56 per share of Common Stock, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance was paid in the form of interests in a newly formed New York limited liability company, Gyrodyne Special Distribution, LLC ("GSD"). The interests in GSD collectively constitute 100% economic interest in all of the Company's properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which, with the exception of Flowerfield, are subject to an aggregate of $13,840,889 in mortgages payable to a subsidiary of Gyrodyne that will be retained by Gyrodyne, and that Gyrodyne will be its managing member. The limited liability company interests are not transferable except in extremely limited circumstances. Prior to the distribution, the Board determined that such limited liability company interests in the aggregate (representing the value of the 100% interest in the properties less the mortgages payable) are valued in good faith at $30,685,000 ($20.70 per share) or more. Thus, all required distributions of REIT income for 2012 required to be made under applicable laws was accomplished via the Special Dividend which was paid on December 30, 2013 to shareholders of record as of November 1, 2013. In connection with the Special Dividend, the Board also approved an aggregate payment of up to $7,321,600 as required under the terms of the Incentive Compensation Plan to be allocated and paid to individual participants in accordance with the rules of the Incentive Compensation Plan. As to such Incentive Compensation Plan payments corresponding to the non-cash portion of the Special Dividend, the Board determined that any such payments will be made only at such times as and proportionately with actual cash distributions made to the holders of interests in the global dividend note or the GSD interests. Under the terms of the ICP, the maximum aggregate amount payable to ICP participants in respect of such additional cash distributions is $233,200.

On December 14, 2012, pursuant to the Incentive Compensation Plan, the Company paid Messrs. Maroney and Pitsiokos $779,405 and $568,755, respectively and other employees and the Board $484,495 and $2,380345, respectively. In 2013, pursuant to the Plan, Mr. Pitsiokos received $681,021, other employees and the Board earned $201,784 and $2,471,854, respectively and former employees and a former Director received $1,311,596, including Mr. Maroney’s payment of $933,251, and $378,345, respectively.

(e)     Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan. The Pension Plan is believed to provide a reasonable benefit for the executives and all other employees. The overfunded (underfunded) status of the Company’s pension plan is included in prepaid pension costs (pension liability) in the accompanying consolidated balance sheets and is $608,807and $(492,656) at December 31, 2013 and 2012, respectively. In compliance with the minimum funding requirements, the Company did not have a minimum funding requirement for the year ending December 31, 2013 or 2012. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. The Company pension has a significant investment in the Company’s common stock which reflected a closing price per share on the last trading day of 2013 and 2012 of $12.71 and $72.06, respectively. The discount rate combined with the ICP and the impact from the former CEO and restructured terminated employees had on the pension plan was responsible for a significant portion of the increase in the pension liability over the last two years. The Board of Directors voted unanimously in November 2013, to freeze all benefits as of December 23, 2013 and terminate the pension plan as of February 28, 2014. The final liability to fund 100% of the pension plan will not be known until the Trustees of the Pension plan determine the purchase price of annuities and the beneficiaries communicate their elections of annuities vs lump sum payments.

On November 25, 2013, the directors determined that it is advisable and to the advantage, welfare and best interests of the Company to terminate the Gyrodyne Company of America Inc. Pension Plan. Pursuant to the Board decision, the Company froze benefits as of December 23, 2013 and is seeking the IRS Determination Letter to complete the termination of the Plan during 2014. Based on the current assets and liabilities of the pension plan on a termination basis, the Company expects to fund up to approximately $200,000 to complete the termination and liquidation of the pension plan.

2013 DIRECTOR COMPENSATION

During 2012, each director was entitled to an annual director fee of $30,000 per year which includes attendance at board meetings and committee meetings and Chairman of the Board was also entitled to receive an additional Chairman’s fee of $24,000 per year. Directors will continue to be reimbursed for travel and other expenses related to Company business. Additionally, in December 2012 each Director and the Chairman of the Board received a payment under the Company's Incentive Compensation Plan triggered by the special dividend of $38.30 per share. Board members received a payment of $315,975 each. The Chairman of the Board received a total payment of $484,495.

Effective January 1, 2013, the Board authorized an increase in annual director fees to $42,000 per year (which includes attendance at board meetings and committee meetings) and an increase in the Chairman’s fee to $36,000 per year for a total of $78,000 per year. In addition, on January 2, 2014, each Director and the Chairman of the Board received a payment under the Company’s Incentive Compensation Plan which became payable on December 30, 2103 following the payment of the cash dividend to shareholders of $45.86 per share. Board members received a payment of $378,345 each. The Chairman of the Board received a total payment of $580,129.

The following table shows the compensation earned by or paid in cash to each of the Company’s non-officer directors for the year ended December 31, 2013:

	Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A	Paul L. Lamb	78,000	0	0	580,129	0	0	658,129

B	Naveen Bhatia(1)	31,500	0	0	378,345	0	0	409,845

C	Philip F. Palmedo	42,000	0	0	378,345	0	0	420,345

D	Elliot H. Levine	42,000	0	0	378,345	0	0	420,345

E	Richard B. Smith	42,000	0	0	378,345	0	0	420,345

F	Ronald J. Macklin	42,000	0	0	378,345	0	0	420,345

G	Nader G.M. Salour	42,000	0	0	378,345	0	0	420,345

	Total	319,500			2,850,199			3,169,699

(1)	Naveen Bhatia resigned as a director on September 26, 2013.

During March 2014, the Compensation Committee of the Board authorized an increase in the Chairman's fee from $36,000 per year to $78,000 per year, retroactive to January 1, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2013, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(d)

The following table sets forth certain information as of March 1, 2014 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under "Executive Compensation," and (iv) all of the Company’s present executive officers and directors as a group.

	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (6)
Common Stock $1 Par Value	More Than 5% Shareholders

	Leap Tide Capital Management, Inc.	95,889	(2)	6.47
	Jan Loeb
	10451 Mill Run Circle, Suite 400
	Owings Mills, MD 21117

	Paul L. Lamb	29,578	(3)	1.99

	Philip F. Palmedo	15,650	(4)	1.06

	Nader G.M. Salour	194		*

	Richard B. Smith	1,000		*

	Ronald J. Macklin	66		*

	Elliot H. Levine	137		*

	Peter Pitsiokos	0	(5)	*

	Gary J. Fitlin	0		*
	Frederick C. Braun III	0		*

	All executive officers and	46,625		3.14
	Directors as a group (9 persons)

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(2) On February 12, 2010, Leap Tide Capital Management, Inc. and Jan Loeb filed a Schedule 13G/A with the Securities and Exchange Commission stating that each reporting person beneficially owns 94,666 shares of Common Stock with the sole power to vote or direct the vote and to dispose or direct the disposition of all shares. Based on subsequent information received from Jan Loeb in February 2012, the aggregate ownership of Common Stock amounts to 95,889 shares.

(3) Includes 2,277 shares held by Lamb & Barnosky, LLP Profit Sharing Trust and 11,923 shares held by the Paul L. Lamb, P.C. Defined Benefit Plan. Mr. Lamb is a trustee of the Profit Sharing Trust and the Defined Benefit Plan. Additionally, Mr. Lamb has 15,378 shares in an Individual Retirement Account.

(4) Does not include his wife’s ownership of 4,125 shares, or 400 shares in a trust for two relatives for which he is the Trustee, in which he denies any beneficial interest.

(5) Does not include his wife's ownership of 7 shares in which he denies any beneficial interest.

(6) The percent of class is calculated on the basis of the number of shares outstanding, which are 1,482,680 as of March 1, 2014

Shareholder Rights Plan

On August 10, 2004, our Board declared a dividend distribution of one share purchase right for each outstanding share of our common stock held by shareholders of record on August 27, 2004. Each share purchase right entitles the registered holder to purchase from us one share of common stock at an exercise price of $75.00 per share. The description and terms of the share purchase rights are set forth in a Rights Agreement, dated as of August 10, 2004, between us and Registrar and Transfer Company, as Rights Agent (the "Rights Agreement").

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

If previously approved by our Board, an acquisition of shares pursuant to a transaction or series of related transactions resulting in a person owning 20% or more of the shares shall not cause the purchase rights to become exercisable. On March 14, 2012, our Board resolved that, for a period terminating not later than September 19, 2014, the purchase of additional shares by our largest shareholder, Bulldog Investors and its affiliates ("Bulldog"), shall not, by itself, cause the purchase rights to become exercisable so long as Bulldog does not become the owner of 23% or more of the shares of common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.

There were no transactions in effect since January 1, 2012 (the beginning of the fiscal year preceding the Company’s last fiscal year) or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

The majority of the members of the Board are independent directors as defined by the listing requirements of the NASDAQ Stock Market. Such independent directors are Messrs. Lamb, Levine, Macklin, Palmedo, Salour and Smith. The Company has compensation, nominating, investment and audit committees, the members of which are also independent as defined by the listing requirements of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP (successor to Holtz, Rubenstein Remininck LLP), its independent registered principal accountants, for professional services rendered for the years ended December 31, 2013, 2012 and 2011:

Fee Category	Fiscal December 31, 2013	Fiscal December 31, 2012	Fiscal December 31, 2011

Audit Fees (1)	$121,500	$120,000	$90,000
Audit-Related Fees (2)	45,420	2,500	16,568
Tax Fees (3)	36,340	32,500	29,827
All Other Fees (4)		-	-

Total Fees	$203,260	$155,000	$136,395

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, Sarbanes Oxley Section 404 planning and testing, review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of the Company’s strategic alternative analysis, Form 8-K filings, Form S-3 filings, proxy filings, and research into various accounting issues.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns and research into the tax implications of the Company’s REIT election.

(4) All Other Fees consist of aggregate fees billed for products and services provided by Baker Tilly Virchow Krause, LLP, the Company’s principal accountant, other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the principal accountants and approves in advance any services to be performed by the principal accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the principal accountant’s independent auditors. The Audit Committee has determined not to adopt any blanket pre-approval policies or procedures. All of the fees shown above were pre-approved by the Audit Committee.

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

    Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

(b)      Exhibits: The following Exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Amended and Restated Agreement and Plan of Merger (13)

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amendment Number 1 to Restated Certificate of Incorporation, dated as of December 14, 2012. (2)

3.3	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (3)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (5)

4.3	Form of Dividend Note (13)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

10.2	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (9)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (10)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (10)

10.7	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (11).

10.8	Amendment Number 1 to the Engagement Agreement between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (12)

10.9	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (12)

10.10	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (13)

10.11	Amendment to Rothschild Engagement Letter (14)

21.1	List of all subsidiaries. (9)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (15)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (15)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(11)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(14)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(15)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

/S/ Frederick C. Braun III
By Frederick C. Braun III, President and Chief Executive Officer
Date: March 24, 2014

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 24, 2014

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 24, 2014

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 24, 2014

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 24, 2014

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 24, 2014

Exhibit Index

2.1	Amended and Restated Agreement and Plan of Merger (13)

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amendment Number 1 to Restated Certificate of Incorporation, dated as of December 14, 2012. (2)

3.3	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (3)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (4)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Right Certificate and of Election to Exercise. (5)

4.3	Form of Dividend Note (13)

10.1

Second Amended and Restated Agreement of Limited Partnership of Callery-Judge Grove, dated as of February 9, 2005, by and among CJG Management, Ltd., as the general partner and those persons and entities whose names and addresses appear on the books and records of the Partnership as partners. (6)

10.2	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (9)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (10)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (10)

10.7	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (11).

10.8	Amendment Number 1 to the Engagement Agreement between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (12)

10.9	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (12)

10.10	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (13)

10.11	Amendment to Rothschild Engagement Letter (14)

21.1	List of all subsidiaries. (9)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (15)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (15)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(11)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(14)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(15)	Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Gyrodyne Company of America, Inc.

AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED

FINANCIAL STATEMENTS AND INTERNAL

CONTROLS OVER FINANCIAL REPORTING

Years Ended December 31, 2013, 2012 and 2011

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Contents
Years Ended December 31, 2013, 2012 and 2011	Pages

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5

Consolidated Statements of Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Gyrodyne Company of America, Inc. and Subsidiaries

St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2013, 2012, and 2011. We also have audited Gyrodyne Company of America, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Gyrodyne Company of America, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York

March 24, 2014

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2013	2012

Assets

Real Estate:
Rental property:
Land	$4,621,293	$5,163,093
Building and improvements	32,626,185	33,307,858
Machinery and equipment	344,733	343,272
	37,592,211	38,814,223
Less Accumulated Depreciation	7,234,846	6,281,121
	30,357,365	32,533,102
Land held for development:
Land	558,466	558,466
Land development costs	1,823,847	1,715,846
	2,382,313	2,274,312
Total Real Estate, net	32,739,678	34,807,414

Cash and Cash Equivalents	13,048,827	94,164,722
Investment in Marketable Securities	3,380,864	4,516,472
Rent Receivable, net of allowance for doubtful accounts of $74,000 and $67,000, respectively	95,829	142,478
Deferred Rent Receivable	215,709	225,432
Prepaid Expenses and Other Assets	892,074	662,481
Prepaid Pension Costs	608,807	-
Total Assets(a)	$50,981,788	$134,518,999

Liabilities and Equity

Liabilities:
Accounts payable	$1,710,257	$486,887
Accrued liabilities	3,246,403	277,982
Deferred rent liability	93,922	52,351
Tenant security deposits payable	474,111	463,706
Mortgage loans payable	-	5,013,415
Deferred income taxes	1,315,000	62,964,000
Pension costs	-	492,656
Dividend notes payable	16,144,614	-
Total Liabilities(a)	22,984,307	69,750,997

Commitments and Contingencies

Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive income	118,789	(1,195,803)
(Deficit) retained earnings	(8,693,390)	48,024,109
	10,902,792	66,305,699
Less: Cost of 241,208 Shares of Common Stock Held in Treasury	(1,537,697)	(1,537,697)
Total Gyrodyne stockholders' equity	9,365,095	64,768,002
Non-controlling interest in GSD, LLC	18,632,386	-
Total Equity	27,997,481	64,768,002
Total Liabilities and Equity	$50,981,788	$134,518,999

(a) Our consolidated assets at December 31, 2013 include total assets of $32,955,387 of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets include real estate of $32,739,678 and deferred rents of $215,709. Our consolidated liabilities at December 31, 2013 include $474,111 of tenant security deposits. The VIE also has mortgages payable to a wholly-owned subsidiary of Gyrodyne which amount to $13,840,889 and are eliminated in consolidation.

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations	Years Ended December 31,
	2013	2012	2011

Revenues
Rental income	$4,487,083	$4,448,402	$4,886,823
Rental income - tenant reimbursements	542,886	540,706	632,881
Total Rental income	5,029,969	4,989,108	5,519,704

Expenses
Rental expenses	2,514,530	2,308,036	2,347,400
General and administrative expenses	11,551,674	6,561,910	1,862,466
Strategic alternative expenses	3,637,123	1,013,043	29,383
Impairment charges	2,100,000	-	-
Depreciation	953,725	900,095	876,101
Total	20,757,052	10,783,084	5,115,350

Other Income (Expense):
Interest income	236,954	86,217	1,696
Interest expense	(5,748)	(965,506)	(1,197,407)
Total	231,206	(879,289)	(1,195,711)

Loss Before Condemnation and Provision for Income Taxes	(15,495,877)	(6,673,265)	(791,357)
(Expense) income on condemnation	(2,360)	100,028,802	(333,308)
Interest income on condemnation	-	67,341,716	-
Total	(2,360)	167,370,518	(333,308)

Net (Loss) Income Before (Benefit) Provision for Income Taxes	(15,498,237)	160,697,253	(1,124,665)
(Benefit) Provision for Income Taxes	(61,553,442)	61,649,000	-
Net Income (Loss)	$46,055,205	$99,048,253	$(1,124,665)
Net Loss from Non-Controlling Interest in GSD, LLC	8,001	-	-
Net Income (Loss) Attributable to Gyrodyne	$46,063,206	$99,048,253	$(1,124,665)

Net Income (Loss) Per Common Share Attributable to Gyrodyne:
Basic and Diluted	$31.07	$66.80	$(0.84)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,482,680	1,482,680	1,340,706

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,	2013	2012	2011

Net Income (Loss) Attributable to Gyrodyne	$46,063,206	$99,048,253	$(1,124,665)
Other Comprehensive income (loss):
Unrecognized actuarial pension gain (loss)	1,454,052	(1,562,121)	69,046
Unrealized (loss) gain on investments	(139,460)	74,287
Unrealized loss on interest rate swap agreement, net	-	-	120,602
Other Comprehensive Income (Loss) Attributable to Gyrodyne	1,314,592	(1,487,834)	189,648

Comprehensive Income (Loss) Attributable to Gyrodyne	47,377,798	97,560,419	(935,017)
Comprehensive Loss Attributable to Non-controlling Interest in GSD, LLC	(8,001)	-	-
Comprehensive Income (Loss)	$47,369,797	$97,560,419	$(935,017)

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011, 2012 and 2013
	Gyrodyne Shareholders
	$1 Par Value			Accumulated	Balance of
	Common Stock		Additional	Other	Retained	Treasury Stock		Non-Controlling
		Par	Paid in	Comprehensive	Earnings			Interest in	Total
	Shares	Value	Capital	Income (Loss)	(Deficit)	Shares	Cost	GSD, LLC	Equity

Balance, January 1, 2011	1,531,247	$1,531,247	$7,978,234	$102,383	$6,887,173	241,208	$(1,537,697)	$-	$14,961,340
Issuance of Common Shares, net of issuance costs of $248,497	192,641	192,641	9,768,835	-	-	-	-		9,961,476
Net Loss	-	-	-		(1,124,665)	-	-		(1,124,665)
Other Comprehensive Income				189,648					189,648
Balance, December 31, 2011	1,723,888	$1,723,888	$17,747,069	$292,031	$5,762,508	241,208	$(1,537,697)	$-	$23,987,799
Net Income	-	-	-		99,048,253	-	-		99,048,253
Other Comprehensive Loss				(1,487,834)					(1,487,834)
Special Dividend					(56,786,652)				(56,786,652)
Other			6,436						6,436
Balance, December 31, 2012	1,723,888	$1,723,888	$17,753,505	$(1,195,803)	$48,024,109	241,208	$(1,537,697)	$-	$64,768,002
Net Income (Loss)					46,063,206			(8,001)	46,055,205
Other Comprehensive Loss				1,314,592					1,314,592
Special Dividend					(86,636,091)			18,640,387	(67,995,704)
2nd Special Dividend					(16,144,614)				(16,144,614)
Balance, December 31, 2013	1,723,888	$1,723,888	$17,753,505	$118,789	$(8,693,390)	241,208	$(1,537,697)	$18,632,386	$27,997,481

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows	Years Ended December 31,
	2013	2012	2011

Cash Flows from Operating Activities:
Net Income (loss)	$46,055,205	$99,048,253	$(1,124,665)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,000,442	1,186,515	910,681
Impairment charge	2,100,000
Bad debt expense	36,000	24,000	21,000
Net periodic pension benefit cost (income)	352,589	(4,622)	24,381
Deferred income taxes	(61,649,000)	61,649,000
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Rent receivable	10,649	(82,536)	36,738
Deferred rent receivable	9,723	(88,212)	(57,217)
Prepaid expenses and other assets	(264,714)	59,461	(1,603)
Increase (decrease) in liabilities:
Accounts payable	1,223,370	152,951	(358,142)
Accrued liabilities	2,968,421	(178,184)	80,442
Deferred rent liability	41,571	(30,696)	(20,026)
Tenant security deposits	10,405	(23,155)	11,138
Total adjustments	(54,160,544)	62,664,522	647,392
Net cash (used in) provided by operating activities	(8,105,339)	161,712,775	(477,273)

Cash Flows from Investing Activities:
Purchase of building improvements and equipment	(889,584)	(460,563)	(780,805)
Land development costs	(108,001)	(108,246)	(125,029)
Purchase of marketable securities	-	(5,332,656)	-
Principal repayments on investments in marketable securities	996,148	890,470	-
Proceeds from interest bearing time deposits	-	-	-
Net cash used in investing activities	(1,437)	(5,010,995)	(905,834)

Cash Flows from Financing Activities:
Principal payments on mortgage loans payable	(5,013,415)	(16,130,365)	(580,897)
Loan origination fees paid	-	(2,471)	(13,000)
Proceeds from escrow deposit	-	-	250,000
Issuance of common share, net	-	-	9,961,476
Cash distributions paid	(67,995,704)	(56,786,652)	-
Other	-	6,436	-
Net cash (used in) provided by financing activities	(73,009,119)	(72,913,052)	9,617,579

Net (decrease) increase in cash and cash equivalents	(81,115,895)	83,788,728	8,234,472
Cash and cash equivalents at beginning of year	94,164,722	10,375,994	2,141,522
Cash and cash equivalents at end of year	$13,048,827	$94,164,722	$10,375,994

Supplemental cash flow information:
Interest paid	$26,637	$999,592	$1,197,407
Income and excise taxes paid	$3,466,878	$-	$-
Non-cash investing and financing activities:
Dividend note payable	$16,144,614	$-	$-
Distribution of ownership interests in GSD, LLC	$18,640,387	$-	$-

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

As of December 31, 2013, the Company has an investment in three separate mortgages which contain a first lien on the medical parks related real estate it previously owned. The previously owned real estate was included in a distribution to shareholders of ownership interests in Gyrodyne Special Distribution LLC (“GSD LLC”) on December 30, 2013 subject to the mortgages owned by the Company along with the Company retaining managing member control in GSD LLC. Additionally, the Company has an estimated 9.32% limited partnership interest (the “Grove”) in a Florida property (the “Grove Property”).

The Company, through its managing member control in GSD LLC, with no ownership interest, controls two medical office parks and ten of fourteen buildings in a third medical park, together comprising approximately 131,000 rentable square feet and a multi-tenant industrial park comprising approximately 130,000 rentable square feet. In addition, the Company, through the same managing member control, maintains approximately 68 acres of property in St. James, New York.

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

The Company conducts its operations either directly or indirectly through (1) property owned subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly-owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. GSD is a property owner subsidiary in which the Company is the sole managing member with managerial authority and investment/ disposition authority. Flowerfield Mortgage Inc. (“FMI”) is a lender subsidiary wholly-owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

2.     Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. and all majority owned subsidiaries.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

The Company's consolidated VIE, GSD LLC, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD LLC. The VIE holds mortgage obligations payable to a wholly-owned subsidiary of the Company of $13,840,889 as of December 31, 2013. The fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 31, 2013. At December 31, 2013, the net book value of the assets and liabilities of GSD LLC is approximately $18,632,000. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at December 31, 2013 and 2012. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. There were no investments accounted for under the equity method in 2013 and 2012.

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
Years Ended December 31, 2013, 2012 and 2011

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

Impairment of real estate investments - The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the third quarter of 2013, the Company recognized aggregate impairment charges of $2,100,000 on real estate assets classified in continuing operations. The Company has explored the possible disposition of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of one of its real estate properties is below the current carrying value. Accordingly, the Company reduced the carrying value of the property to its estimated fair value.

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

Investments - The Company has an estimated 9.32% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that in 2013 sold its only property a 3700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method. The Company also follows applicable accounting guidance which addresses investments that do not have a readily determinable fair value.

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

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If it is believed that an other-than-temporary decline exists, the Company will write down the investment to fair market value and record the related write-down in the Consolidated Statements of Operations.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable current market price or the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding loan loss charge. Interest income is recorded on a cash basis for impaired loans.

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Income taxes - Effective May 1, 2006, the Company operates as a REIT for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Code, to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the years ended December 31, 2013, 2012 and 2011 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company’s investment in the Grove is held in a TRS, of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2013, 2012 and 2011.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The Company follows the guidance of FASB Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company’s open tax years are 2010, 2011, and 2012.

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

Fair Value Measurements – The Company follows the guidance of FASB Accounting Standards Codification, Fair Value Measurements and Disclosures to determine the fair value of financial and non-financial instruments. The guidance defines fair value, establishes a hierarchy framework for measuring fair value and expands disclosures related to the fair value. The guidance establishes a hierarchy breaking down observable and unobservable inputs into three levels: Level 1 – observable inputs in an active market on or around the measurement date, Level 2 – observable inputs that are based on prices not quoted on active markets but corroborated by market data and Level 3 – unobservable inputs utilized when no other data is available.

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
Years Ended December 31, 2013, 2012 and 2011

New accounting pronouncements

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

 GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statement (Topic 205), Liquidation Basis of Accounting.” The amendment requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the plan execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces. Financial statements prepared using the liquidation basis of accounting are required to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any item it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity is also required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendment requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein, early adoption is permitted. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position and results of operations including changing theCompany’s financial reporting to a “Consolidated Statement of Net Assets” and a “Consolidated Statement of Changes in Net Assets.”

Reclassifications - Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2012 and 2011 to conform to the classifications used in the current year.

3.     Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss), attributable to Gyrodyne, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. The Company has no common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of December 31, 2013, 2012 and 2011.

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

	Years Ended December 31,
BASIC	2013	2012	2011
Net income (loss) attributable to Gyrodyne	$46,063,206	$99,048,253	$(1,124,665)
Weighted average number of common shares outstanding	1,482,680	1,482,680	1,340,706
Net Income (loss) per common share attributable to Gyrodyne (“EPS”)	$31.07	$66.80	$(0.84)

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of December 31, 2013 and 2012 are as follows:

Mortgage-backed securities	2013	2012
Amortized Cost	$3,446,037	$4,442,185
Gross Unrealized Gains (losses)	(65,173)	74,287
Fair Value*	$3,380,864	$4,516,472

  *The Company received $996,148 and $890,470 in principal repayments during the years ended December 31, 2013 and 2012, respectively

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2013 and December 31, 2012, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 14 – Fair Value of Financial Instruments. None of the securities with an unrealized loss at December 31, 2013 is considered to be other-than-temporarily impaired; therefore the unrealized loss was reported in the Consolidated Statement of Comprehensive Income (Loss).

  5.   Investment in Grove Partnership

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. At December 31, 2013 and 2012, the investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. The Company did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. The Company does anticipate it will be required to recognize its deferred tax liability during 2014.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

6.     Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Payroll and related taxes	$137,389	$108,931
Professional fees	112,228	142,856
Directors fees under the ICP	2,850,199	19,500
Other	146,587	6,695
Total	$3,246,403	$277,982

 7.    Mortgage Loans Payable

Mortgage and loans payable are comprised of the following:

	December 31, 2013	December 31, 2012
Mortgage payable – Port Jefferson Professional Park (a)	$-	$5,013,415
	$-	$5,013,415

The detailed terms of the below mortgages reflect the mortgages between FMI and GSD LLC during 2013 and are eliminated in consolidation as of and for the year ended December 31, 2013:

(a) In June 2007, in connection with the purchase of the Port Jefferson Professional Park, the Company assumed a $5,551,191 mortgage payable to a bank (the “Port Jefferson Mortgage”). The Port Jefferson Mortgage bears interest at 5.75% through February 1, 2012. Effective January 17, 2012, the Company negotiated an interest rate modification from 5.75% to 5% for the 5 year period February 1, 2012 through February 1, 2017 and adjusts to the higher of 5.75% or 275 basis points in excess of the Federal Home Loan Bank’s five year Fixed Rate Advance (“Fixed Rate Advance”) thereafter. The Port Jefferson Mortgage is payable in monthly installments of principal and interest totaling $33,439 through February 2012. From March 1, 2012 through February 1, 2022, the minimum monthly installment will be no less than $31,086 and will vary based upon the Fixed Rate Advance. The Port Jefferson Mortgage is collateralized by the Port Jefferson Professional Park in Port Jefferson Station, New York. The Port Jefferson Mortgage was prepaid in full in January 2013 through an assumption by a subsidiary of the Company and was subject to a prepayment penalty of $200,129.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

In June 2008, in connection with the purchase of the Cortlandt Medical Center in Cortlandt Manor, New York, the Company borrowed $5,250,000 from a bank (the “Cortlandt Mortgage”). The Cortlandt Mortgage originally bore interest at a per annum rate of 225 basis points above the one month LIBOR rate (4.71% at inception) through July 1, 2018, subject to monthly adjustment. The Cortlandt Mortgage is payable in monthly installments with a fixed principal payment of $17,500 plus interest, through June 1, 2018, when, a balloon payment is due of approximately $3,168,000. The Cortlandt Mortgage is collateralized by the Cortlandt Medical Center. As part of the terms and conditions of the Cortlandt Mortgage, reacting to an increase in the LIBOR rate, the Company exercised an option to enter into an interest rate swap agreement in November 2008 with the bank holding the mortgage, thereby fixing the interest rate at 5.66% through November 1, 2011. Following the expiration of the Interest Rate Swap Agreement, the Cortlandt Mortgage interest rate became variable and floating based on the one month Libor rate plus 225 basis points, which equates to approximately 2.5% at December 31, 2011. The Cortlandt Mortgage was prepaid in full in November 2012 through an assumption by a subsidiary of the Company without any prepayment penalties.

In March 2009, in connection with the purchase of the Fairfax Medical Center in Fairfax, Virginia, by Virginia Healthcare Center, LLC (“VHC”), a wholly-owned subsidiary of the Company, VHC borrowed $8,000,000 from a bank (the “Fairfax Mortgage”). The Fairfax Mortgage bears interest at 5.875% through April 10, 2014 and thereafter adjusts to the highest of 5.50% or 300 basis points over the weekly average yield on five-year United States Treasury securities. The Fairfax Mortgage is collateralized by a Deed of Trust and Security Agreement establishing a first trust lien upon the land, buildings and improvements as well as a Collateral Assignment of Leases and Rents and was due to mature on April 10, 2019. The payment of the indebtedness evidenced by the Fairfax Mortgage and the performance by VHC of its obligations thereunder have been guaranteed by the Company. The Fairfax Mortgage was prepaid in full in December 2012, through an assumption by a subsidiary of the Company, inclusive of prepayment penalties of $133,401.

Mortgage loan related interest expense for the years ended December 31, 2013, 2012 and 2011 approximated $ 5,000, $963,000 and $1,194,000, respectively.

8.     Income Taxes

The Company files federal and state income tax returns that include all 100% owned nontaxable REIT subsidiaries. The Company files separate state income tax returns for its TRS. The tax provision for income taxes is comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$95,558	$-	$-
State	-	-	-
	$95,558	$-	$-
Deferred:
Federal	$(53,505,000)	$53,505,000	$-
State	(8,144,000)	8,144,000	-
	$(61,649,000)	$61,649,000	$-

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

 Deferred income tax liabilities consist of the following

	December 31,
	2013	2012

Deferred Tax Liabilities:

Gain on condemnation	$-	$(61,649,000)
Unrealized gain on investment in Citrus Grove	(1,315,000)	(1,315,000)
Net Deferred Income Taxes	$(1,315,000)	$(62,964,000)

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

In accordance with Section 1033 of the Internal Revenue Code, the Company had deferred recognition of the gain on the proceeds received from litigation following condemnation of its real property for income tax purposes. During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014. The previous deadline was April 30, 2013. If the Company replaced the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain would be deferred until the newly acquired property is disposed of. Under the tax laws at the time, pending a replacement property acquisition, the Company had recorded a provision for income taxes of $61,649,000 resulting from the condemnation award. The provision for income taxes is a direct result of the gain on condemnation of the Company’s real property.

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Company applied for a private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013 (the “PLR”). The PLR concludes that the Company’s receipt of the additional damages in July 2012 in connection with the judgment in the Company’s favor in its condemnation litigation with the State of New York (the “2012 Proceeds”) occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the Special Dividend was paid in the form of equity ownership interests in GSD LLC.

At December 31, 2013, the Company recorded a deferred income tax benefit of for the reversal of the prior year deferred taxes of $61,649,000 offset by alternative minimum taxes of $95,558.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. Federal Statutory Income Rate	-	-	-
State Income Tax, net of federal tax benefits	-	-	-
Deferred Taxes Resulting from REIT Election and Pending Reinvestment of Condemnation Proceeds	- %*	38.4%	-%
Differences Related to Investment in Citrus Grove	-%	-%	-%
	-%	38.4%	-%

* The company has no effective tax rate as it incurred alternative minimum taxes but has a book loss and has not recorded a deferred tax asset for the alternative minimum tax.

9.    Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Plan”) covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the participant's termination date. Annual contributions to the Plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During 2013, 2012 and 2011, the Company was not required and did not make any contributions to the Plan.

On November 25, 2013 the Company decided to terminate the Plan, subject to regulatory approval, and has begun the process, accordingly. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and is expecting to submit documentation to the Pension Benefit Guarantee Corporation (“PBGC”) in July 2014. Both the PBGC and the IRS must approve the termination. The Company expects to receive the approval from the PBGC and the IRS in the second half of 2014.

Upon termination of the plan, non-vested benefits will become fully vested, and the effects of future contribution levels will cease to be an obligation. The Pension plan has an accumulated net unrecognized gain. Any gain (loss) from termination will be added to (netted against) the unrecognized pension gain and recognized in the financial statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The Plan contains two options for employees and beneficiaries to choose from upon termination of the plan; annuity or lump sum. The below pension asset reflects an annuity obligation where assets will exceed the obligations. The Company estimates up to approximately $200,000 in underfunded obligations based on the lump sum computations utilizing current interest rates.

The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over years ended December 31, 2013, 2012 and 2011 and a statement of the funded status as of December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Pension Benefits
Reconciliation of Benefit Obligation:
Obligation	$4,625,576	$3,820,407	$3,111,154
Service cost	261,033	182,848	155,831
Interest cost	251,634	180,173	172,147
Actuarial (gain)loss	(1,080,104)	1,475,649	225,968
Benefit payments	(98,212)	(1,033,501)	(120,567)
Amendments	-	-	275,874
Obligation	$3,959,927	$4,625,576	$3,820,407

Reconciliation at Fair Value of Plan Assets:
Fair value of plan assets, beginning of year	$4,132,920	$4,885,250	$4,131,332
Actual return on plan assets	534,026	281,171	874,485
Actual Contributions	-	-	-
Benefit payments	(98,212)	1,033,501	(120,567)
Fair Value of Plan Assets, end of year	$4,568,734	$4,132,920	$4,885,250

Funded Status:
Asset(liability)	$608,807	$(492,656)	$1,064,843
Unrecognized (gain) loss	(183,962)	1,270,090	(292,031)
Net Amount Recognized	$424,845	$777,434	$772,812

For the years ended December 31, 2013, 2012 and 2011, the actuarial pension (loss) gain recognized in other comprehensive income was $1,454,052, $(1,562,121), $69,046, respectively. At December 31, 2013, 2012 and 2011, accumulated unrecognized actuarial pension (gains)/ losses of $(183,962), $1,270,090 and $(292,031) have not yet been recognized as a component of net periodic pension benefit cost. The Company expects approximately $30,000 of the amounts in accumulated other comprehensive income will be recognized as components of net periodic benefit income during 2014.

The accumulated benefit obligation was $3,959,927, $4,625,576 and $3,820,407 as of December 31, 2013, 2012 and 2011, respectively.

 GYRODYNE COMPANY OF AMERICA, INC

 AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2013, 2012 and 2011 :

	December 31,
	2013	2012	2011

Pension Benefits
Service Cost	$261,033	$182,848	$155,831
Interest Cost	251,634	180,173	172,147
Expected Return on Plan Assets	(326,186)	(386,056)	(324,970)
Amortization of prior service cost	22,576	22,576	22,576
Amortization of Actuarial Loss	143,532	(4,163)	(1,203)
Net Periodic Benefit Cost After Curtailments and Settlements	$352,589	$(4,622)	$24,381

	December 31,
	2013	2012	2011
Pension Benefits
Weighted-Average Assumptions
Discount rate	4.68%	4.31%	4.78%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.0%	3.00%	3.00%

The Plan’s investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan’s desire for investment return.  The Plan had the following asset allocations as of their respective measurement dates:

	December 31,
	2013	2012
Common Stock – Gyrodyne Company of America, Inc.	9.5%	59.9%

Gyrodyne Special Distribution, LLC	15.6%

Gyrodyne Company of America – dividend notes	8.2%
Fixed Income Funds	17.5%	17.7%
Other Funds	49.2%	22.4%
Total	100.0%	100.0%

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

As of December 31, 2013	Quoted Prices In An Active Market (Level 1)	Values Based On A Level 3 Methodology	Total

Common Stock – Gyrodyne Company of America, Inc. (shares of 34,325)	$436,271	$-	$436,271

Gyrodyne Special Distribution LLC (34,325 units)		710,528	710,528

Gyrodyne dividend notes		373,799	373,799
Taxable Fixed Income Funds	800,153		800,153
Corporate/Foreign Bonds	452,875		452,875
US Government Agency	195,010		195,010
Money Market Funds	1,595,818		1,595,818
Accrued Income	4,280		4,280
Total	$3,484,407	$1,084,327	$4,568,734

The fair value of Gyrodyne dividend notes and the investment interest in Gyrodyne special Distribution LLC are estimated based on a Level 3 methodology, additional details of which are discussed further in Note 14 - Fair Value of Financial Instruments.

The dividend notes were valued using a level 3 methodology as the value is based on the risk of forfeiture and the terms including applicable interest rate, payment terms and maturity date. The Company has the ability to repurchase the notes on a voluntary basis from one or more holders. The notes were declared in late December 2013, close to year end December 31, 2013. As such, there have been no changes in value, no changes in valuation techniques and inputs, no transfers in and out of level 3 and no other changes to the notes since the date they were declared.

The investment in GSD, LLC is valued based the proportionate interest in its net underlying real estate value. Such values were based on either a comparable sales methodology and or discounted cash flow analysis, both of which are considered a Level 3 methodology. The Company has the ability to indirectly repurchase the ownership interests. The ownership interests in GSD, LLC were distributed in late December 2013, close to year end December 31, 2013. As such, there have been no changes in value, no changes in valuation techniques and inputs, no transfers in and out of level 3 and no other changes to the investment since the distribution date.

Expected approximate future benefit payments are as follows:

Years Ending December 31,	Amount

2014	$129,026
2015	121,567
2016	115,318
2017	113,161
2018	108,949
2019 – 2023	965,862
$1,553,883

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Benefits are realized upon either a change in control of the Company or upon the issuance by the Company of an “excess dividend” following certain asset sales. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan's "establishment date" price of $15.39 per share, and the per share price of the Common Stock on the closing date equivalent to 100,000 shares of Common Stock, such number of shares subject to adjustments to reflect changes in capitalization. For any individual who becomes a participant with an effective date after December 31, 2009, the trading price of the Company’s Common Stock for the 10 trading days ending on the trading day prior to the date of participation will replace the price of $15.39 for the purpose of calculating benefits. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%). There are currently 110,000 units granted under the Incentive Plan equal to 110,000 shares of Common Stock, which reflects the amounts outstanding at year end for 2013, 2012 and 2011.

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

On September 13, 2013, the Board of Board of Directors declared a special dividend in the amount of $98,685,000 or $66.56/share of which $68,000,000 or $45.86 was paid in cash. The dividend was paid on December 30, 2013 to stockholders of record as of November 1, 2013. The declaration of the dividend also required cash payment to participants of the Company’s Incentive Compensation Plan in the aggregate amount of $5,044,600 to be allocated and paid to Plan participants in accordance with Plan rules. The allocation to Plan participants are below:

PLAN PARTICPANTS	COMPENSATION	DIRECTOR FEES	Total
Board of Directors(1)	$-	$2,850,199	$2,850,199
Chief Operating Officer	$681,021	-	$681,021
Former Chief Executive Officer	$933,251	-	$933,251
Chief Executive Officer	-	-	-
Chief Financial Officer	-	-	-
Other Employees(2)	$580,129	-	$580,129
Total	$2,194,401	$2,850,199	$5,044,600

(1) $378,345 of the $2,850,199 relate to a former Director who resigned in September 2013.

(2) Approximately $378,345 of the $580,129 relate to 2012 employees who are no longer employees following the restructuring in early 2013.

The remaining liability under the Incentive Plan, payable by the Company when and to the extent that GSD LLC holders receive cash in respect of their GSD interests, is estimated to be not more than $233,200 in the aggregate.

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

PLAN PARTICPANTS	COMPENSATION	DIRECTOR FEES	Total
Board of Directors		$2,380,345	$2,380,345
Chief Operating Officer	$568,755		568,755
Former Chief Executive Officer	779,405		779,405
Chief Financial Officer	-		-
Other Employees *	484,495		484,495
Total	$1,832,655	$2,380,345	$4,213,000

*Approximately $315,975 of the $484,495 relate to 2012 employees which are no longer employees following the restructuring in early 2013.

At December 31, 2012, there were no accrued liabilities under the Incentive Plan.

As of December 31, 2013 the vested maximum benefit payable to individuals who are no longer employees or directors of the Company is as follows:

Employees	Number of Shares under Plan	Maximum Benefit relating to the 2013 Non-Cash Dividends	Total Maximum Benefit
Former CEO	20,350	$43,142	$259,870
All other former employees	8,250	$17,490	$107,915
Former director	8,250	$17,490	$105,728
Total Maximum Benefit	36,850	$78,122	$473,513

11.  Credit Quality of Rents Receivable

The Company’s standard lease terms include rent due on the first of the month. The Company credit terms extend a standard ten-day grace period across its tenant portfolio and in no event are credit terms extended beyond one year.

The Company manages its billing and collection process internally to enable timely identification of collection issues. The controls and related processes enable the Company to timely identify and establish payment plans to minimizing material losses from defaults. During the years ended December 31, 2013, 2012 and 2011, the Company’s bad debt expense was $36,000, $24,000 and $21,000, respectively. The Company determines the adequacy of its allowance for bad debt through a combination of specific identification for those leases where collectability is at risk, to a general reserve for accounts receivable that are greater than 60 days past due.

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

As of December 31, 2013 and 2012, respectively, the Company’s Allowance For Doubtful Accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2013	December 31, 2012
Beginning balance	$67,000	$103,000
Bad debt expense	36,000	24,000
Accounts receivable written off	(29,000)	(60,000)
Ending Balance	$74,000	$67,000

12.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2013 and 2012.

13.  Commitments

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, including bargain renewals, assuming no new or renegotiated leases are executed for such premises, are as follows:

Years Ending December 31,	Amount

2014	$3,903,000
2015	2,987,000
2016	2,364,000
2017	1,728,000
2018	1,486,000
Thereafter	3,060,000
$15,528,000

Employment agreements –

The compensation arrangements between the Company and its President and Chief Executive Officer, and its Chief Financial Officer are set forth in their respective Offer Letter dated May 15, 2013. The agreements each requires an annual salary of $250,000 plus bonus of $125,000, if the respective individual is employed by the Company as of the effective date of a change in control. The agreement can be cancelled by either party at any time.

As of December 31, 2013, the commitment related to severance is approximately $600,000.

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$3,380,864*	$3,380,864*	$4,516,472	$4,516,472

*During 2013, the Company received $996,148 in principal repayments.

During 2012, the Company invested in mortgage backed securities which have either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following table present the Company's impaired real estate assets measured at fair value on a non-recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,503,092	$—	$—	$6,503,092

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2013 and 2012, the carrying value of the Company’s investment was $0.

15. Impairment of Real Estate Investments:

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the third quarter of 2013, the Company recognized aggregate impairment charges of $2,100,000 on real estate assets classified in continuing operations. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of one of its real estate properties below the current carrying value. Accordingly, the Company reduced the carrying value of the property to its estimated fair value.

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

There were no impairment charges during 2012.

16.  Equity:

There were no equity transactions during 2013 other than the special dividend of $66.56 per share payable on December 30, 2013 to stockholders of record on November 1, 2013 and a dividend note of $10.89 per share issued on January 31, 2014 to stockholders of record on December 31, 2013. The special dividend resulted in a total cash distribution of approximately $68,000,000 and a noncash equity ownership interest in GSD LLC of approximately $30,685,000.  The dividend note of approximately $16,145,000 ($10.89/share) enables the Company to meet the forecasted minimum REIT taxable income distribution requirement for 2013.

There were no equity transactions during 2012 other than the special dividend of $38.30 per share payable on December 14, 2012 to stockholders of record on December 1, 2012. The special dividend resulted in a total distribution of $56,786,652.

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

The changes in accumulated other comprehensive income (loss) by component, on a net of tax basis are as follows:

	Pension Plan Adjustments	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Interest Rate Swaps	Total
Balance – January 1, 2011	$222,985	$-	$(120,602)	$102,383
Other comprehensive income before reclassifications	93,427	-	-	93,427
Amounts reclassified from accumulated other comprehensive income	(24,381)	-	120,602	96,221
Net current period other comprehensive income	69,046	-	120,602	189,648
Balance – December 31, 2011	292,031	-	-	292,031
Other comprehensive income before reclassifications	(1,566,743)	74,287	-	(1,492,456)
Amounts reclassified from accumulated other comprehensive income	4,622	-	-	4,622
Net current period other comprehensive income	(1,562,121)	74,287	-	(1,487,834)
Balance – December 31, 2012	(1,270,090)	74,287	-	(1,195,803)

Other comprehensive income before reclassifications	1,806,641	(139,460)	-	1,667,181
Amounts reclassified from accumulated other comprehensive income	(352,589)	-	-	(352,589)
Net current period other comprehensive income	1,454,052	(139,460)	-	1,314,592
Balance – December 31, 2013	$183,962	$(65,173)	$-	$118,789

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

17.  Related Party Transactions

During 2012, the Company received the proceeds from stock transactions where Mr. Lamb bought and sold stock within a restricted time frame under Section 16(b) (Short Swing Profits) of the Securities and Exchange Act of 1934. The Company received the Short Swing Profits from Mr. Lamb of $8,586 in 2012.

During 2013 and 2011 there were no related party transactions.

18.  Significant Tenants

For the years ended December 31, 2013 and 2012, rental income from the three largest tenants represented 11%, 5% and 5% of total rental income.

For the year ended December 31, 2011, rental income from the three largest tenants represented 8%, 4% and 4% of total rental income.

19.  Supplementary Information - Quarterly Financial Data (Unaudited)

Year Ended December 31, 2013	First	Second	Third	Fourth

Rental Income	$1,099,584	$1,104,502	$1,156,360	$1,126,637
Tenant reimbursements	189,640	115,756	124,090	113,400
Total revenue	1,289,224	1,220,258	1,280,450	1,240,037
Rental Property Expense	(662,670)	(607,933)	(606,722)	(637,205)
Income from Rental Property	626,554	612,325	673,728	602,832
(Expense) on Condemnation	(2,360)	-	-	-
Net (Loss) Income	$(882,777)	$(444,737)	$48,707,990	$(1,325,271)

Net (Loss) Per Common Share
Basic and Diluted	$(.60)	$(.30)	$32.85	$(.89)

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Year Ended December 31, 2012	First	Second	Third	Fourth

Rental Income	$1,187,267	$1,101,161	$1,059,576	$1,100,398
Tenant reimbursements	148,869	143,763	137,037	111,037
Total revenue	1,336,136	1,244,924	1,196,613	1,211,435
Rental Property Expense	(594,549)	(555,633)	(582,901)	(574,953)
Income from Rental Property	741,587	689,291	613,712	636,482
Income (expense) on condemnation	(63,199)	100,111,890	(17,839)	(2,050)
Interest income on condemnation	-	67,265,788	104,928	(29,000)
Net (Loss) Income	$(268,944)	$105,494,044	$(532,782)	$(5,644,065)

Net (Loss) Income Per Common Share
Basic and Diluted	$(.18)	$71.15	$(.36)	$(3.81)

Year Ended December 31, 2011	First	Second	Third	Fourth

Rental Income	$1,260,181	$1,206,799	$1,224,553	$1,195,290
Tenant reimbursements	150,519	154,195	152,222	175,945
Total Revenue	1,410,699	1,360,994	1,376,775	1,371,235
Rental Property Expense	(625,449)	(588,960)	(562,898)	(570,093)
Income from Rental Property	785,250	772,034	813,877	801,142
Income (Expense) on Condemnation	(168,666)	(53,024)	(17,299)	(94,319)
Interest income on condemnation	-	-	-	-
Net (Loss)	$(349,155)	$(244,729)	$(152,918)	$(377,863)

Net (Loss) Per Common Share
Basic and Diluted	$(.27)	$(.19)	$(.12)	$(.26)

20.  Condemnation:

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

GYRODYNE COMPANY OF AMERICA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The original advance payment of $26,315,000 was successfully reinvested in like kind property under Section 1033 of the Internal Revenue Code, thereby deferring income tax on the related gain. In accordance with Section 1033, the Company has deferred recognition of the $98,685,000 gain on the condemnation of its real property for income tax purposes.

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

21.  Contingencies

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

22.  Subsequent Events

On March 12, 2014, the Company and Rothschild Inc. (“Rothschild”) entered into an amendment to the engagement letter dated as of August 8, 2012 (the “Engagement Letter”) between Rothschild and the Company, pursuant to which the engagement of Rothschild was terminated and the Company agreed to pay Rothschild $970,967.14 in full satisfaction of any and all amounts due or alleged to be due under the Engagement Letter by reason of the Special Dividend, the Second Special Dividend, any other corporate transaction publicly announced prior to March 12, 2014 or any amount that might have otherwise become due by reason of the Company’s obligation to pay Rothschild a success fee in connection with certain transactions that may be consummated during a specified period following a termination. Under the Engagement Letter, approximately $850,000 of the fee was recognized in 2013 as a result of the special cash dividend and the balance of approximately $120,000 will be an expense incurred in the first quarter of 2014. The Company had previously paid Rothschild a total of $629,032.26, exclusive of reimbursed expenses, pursuant to the Engagement Letter. Rothschild had been serving as the Company’s financial advisor in connection with the strategic process. Strategic alternative expenses incurred for the years ended December 31, 2013, 2012 and 2011 were $3,637,123, $1,013,043, and $29,383, respectively.