Form 10-Q
period 2014-03-31
GYRODYNE CO OF AMERICA INC
filed 2014-05-12
CIK 44689

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2014

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

On May 12, 2014, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.

QUARTER ENDED MARCH 31, 2014

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2014 (Unaudited)	December 31, 2013
REAL ESTATE
Rental property:
Land	$4,621,293	$4,621,293
Building and improvements	32,864,821	32,626,185
Machinery and equipment	344,733	344,733
	37,830,847	37,592,211
Less accumulated depreciation	7,475,739	7,234,846
	30,355,108	30,357,365
Land held for development:
Land	558,466	558,466
Land development costs	1,862,048	1,823,847
	2,420,514	2,382,313
Total real estate, net	32,775,622	32,739,678

Cash and cash equivalents	8,481,571	13,048,827
Investment in marketable securities	3,301,875	3,380,864
Rent receivable, net of allowance for doubtful accounts of approximately $76,000 and $74,000, respectively	205,547	95,829
Deferred rent receivable	216,123	215,709
Prepaid expenses and other assets	838,236	892,074
Prepaid pension costs	601,338	608,807
Total Assets	$46,420,312	$50,981,788

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$630,277	$1,710,257
Accrued liabilities	392,998	3,246,403
Deferred rent liability	101,225	93,922
Tenant security deposits payable	480,392	474,111
Deferred income taxes	1,315,000	1,315,000
Dividend note payable	16,144,614	16,144,614
Total Liabilities	19,064,506	22,984,307

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive loss	148,772	118,789
Deficit retained earnings	(9,107,399)	(9,119,471)
	10,518,766	10,476,711

Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Gyrodyne Stockholders’ Equity	8,981,069	8,939,014
Non-controlling interest in GSD, LLC	18,374,737	19,058,467
Total equity	27,355,806	27,997,481
Total Liabilities and Equity	$46,420,312	$50,981,788

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental income	$1,120,645	$1,099,584
Rental income - tenant reimbursements	179,390	189,640
Total	1,300,035	1,289,224

Expenses
Rental expenses	711,602	662,670
General and administrative expenses	570,750	985,852
Strategic alternative expenses	337,742	341,361
Depreciation	240,893	232,353
Total	1,860,987	2,222,236

Other Income (Expense):
Interest income	23,832	58,381
Interest expense	(134,538)	(5,786)
Total	(110,706)	52,595

Net Loss before Condemnation Expense and Provision for Income Taxes	(671,658)	(880,417)

Expense on Condemnation	-	(2,360)
Net Loss	$(671,658)	$(882,777)
Net Loss from Non-Controlling Interest in GSD, LLC	$(683,730)	$-
Net Income (Loss) Attributable to Gyrodyne	$12,072	$(882,777)
Net income (loss) attributable to Gyrodyne per common share:
Basic and diluted	$0.01	$(0.60)
Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Gyrodyne	$12,072	$(882,777)
Unrealized gain (loss) on investments	29,983	(26,616)
Comprehensive income (loss) attributable to Gyrodyne	42,055	(909,393)
Comprehensive loss attributable to non-controlling interest	(683,730)	-
Comprehensive loss	$(641,675)	$(909,393)

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(671,658)	$(882,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240,893	273,973
Bad debt expense	2,188	6,000
Net periodic pension benefit cost	7,469	115,652
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(111,906)	(107,788)
Deferred rent receivable	(414)	5,104
Prepaid expenses and other assets	53,838	(40,509)
(Decrease) increase in liabilities:
Accounts payable	(1,079,980)	55,601
Accrued liabilities	(2,853,405)	(10,005)
Deferred rent liability	7,303	37,654
Tenant security deposits	6,281	4,397
Total adjustments	(3,727,733)	340,079
Net cash used in operating activities	(4,399,391)	(542,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(238,636)	(98,479)
Land development costs	(38,201)	(26,917)
Principal repayments of investments in marketable securities	108,972	381,347
Net cash (used in) provided by investing activities	(167,865)	255,951

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	-	(5,013,415)
Net cash used in financing activities	-	(5,013,415)

Net decrease in cash and cash equivalents	(4,567,256)	(5,300,162)
Cash and cash equivalents at beginning of period	13,048,827	94,164,722
Cash and cash equivalents at end of period	$8,481,571	$88,864,560

Supplemental cash flow information:
Interest paid	$-	$26,676
Income and excise taxes paid	$133,000	$70,558

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company:

Gyrodyne Company of America, Inc. ("Gyrodyne" or the "Company") is a self-managed and self-administered real estate investment trust ("REIT") formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the "Special Dividend"), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC ("GSD"), which owned 100% of the interests in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to "we" or "our" to refer to the Company and GSD and "the Company's properties" or "GSD's properties" (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees or result in capital needs at GSD that might require additional capital from Gyrodyne, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating expenses.

As of March 31, 2014, the Company has an investment in three separate mortgages, due from GSD, of approximately $13,606,000. The mortgages contain a 5% effective interest rate and both principal and interest are eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate it previously owned. Additionally, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove") a limited partnership, which in 2013 sold its only property, an underdeveloped Florida property, ("Grove Propery"). For further information see footnote 12.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement which provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a full cost mark-up based management fee to be charged to GSD equal to reimbursement of expenses plus a mark-up of 8.5%, which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. Pursuant to the GSD LLC agreement, the Company is obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million which the Company may determine from time to time. The interest on the debt facilities to GSD is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

The Company, through its managing member control in GSD, with no ownership interest, controls two medical office parks and ten of fourteen buildings in a third medical park, together comprising approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. In addition, the Company, through the same managing member control, maintains approximately 68 acres of property in St. James, New York.

The Company believes it has qualified, and expects to continue to qualify as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the "Code"). Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT; However these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary ("TRS") under the Code. The Company has one taxable REIT subsidiary which is subject to federal and state income tax on the income from these activities.

The Company conducts its operations either directly or indirectly through (1) property owned subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. GSD is a property owner subsidiary in which the Company is the sole managing member with managerial authority and investment/disposition authority. Flowerfield Mortgage Inc. ("FMI") is a lender subsidiary wholly owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") which contains, among other matters, the Board’s recommendation that the shareholders vote in favor of a plan of merger. The Company received comments from the SEC on November 18, 2013. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. Subject to the completion of the SEC review process, the Company currently expects to file definitive proxy materials with the SEC during the second quarter of 2014 and hold a special meeting of shareholders to vote upon the proposed merger in the third quarter of 2014.

2.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended March 31, 2014 and 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2013 and with the amendment to the preliminary proxy statement/prospectus filed with the SEC on May 8, 2014.

The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. and all majority owned subsidiaries. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD. The VIE holds mortgage obligations payable to a wholly owned subsidiary of the Company of $13,606,486 and $13,840,889 as of March 31, 2014 and December 31, 2013, respectively.  As previously discussed in the Company's 2013 Annual Report filed on Form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 31, 2013. At March 31, 2014 and December 31, 2013, the net book value of GSD is approximately $18,375,000 and $19,058,000, respectively. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at March 31, 2014. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated. There were no investments accounted for under the equity method as of March 31, 2014.

Management Services Arrangements

Under GSD’s Amended and Restated Limited Liability Company Agreement, Gyrodyne, in its capacity as managing member of GSD, is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. Gyrodyne also is obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million, which Gyrodyne may determine from time to time.

Taking into account a number of factors, including a management services benchmarking study commissioned by Gyrodyne, our board intends to implement a management services arrangement under which GSD will pay certain fees to or reimburse Gyrodyne as follows:

●     GSD will reimburse Gyrodyne for 85% of Gyrodyne's General and Administrative (G&A) Expenses and pay a fee to Gyrodyne equal to 8.5% of such reimbursed amount; plus

●     GSD will reimburse Gyrodyne for all rental expenses, whether value added (such as contractor and payroll expenses) or non-value added (such as utilities and taxes) paid by Gyrodyne in respect of the Contributed Properties; plus

●     GSD will pay a fee to Gyrodyne equal to 8.5% of all value added rental expenses paid by Gyrodyne in respect of the Contributed Properties, but no fee will be payable in respect of non-value added rental expenses; plus

●     GSD will reimburse 100% (without mark-up) of any bonuses (under the Bonus Plan (See "Interests of Our Directors and Executive Officers—Bonus Plan") or otherwise) paid by Gyrodyne to its employees and directors and related payroll taxes on account of any sales of the Contributed Properties; plus

●     Gyrodyne will be entitled to interest at the rate of 5.0% per annum on any funds advanced by Gyrodyne pursuant to the liquidity facility made available to GSD.

The foregoing management services arrangements are subject to change pending further analysis and completion of documentation of such arrangements and formal adoption by our board. Upon such adoption of definitive documentation with respect to the management services arrangements, Gyrodyne will file a current report on Form 8-K containing disclosure of the terms of such arrangements as so adopted, which disclosure will identify any modifications of the foregoing.

4. Consolidating Financial Information

Our consolidated assets at March 31, 2014 and December 31, 2013 include total assets of $33,920,904 and $33,730,130, respectively, of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets include real estate of $32,775,622 and $32,739,678, deferred rent of $216,123 and $215,709, rent receivable of $205,547 and $0, and prepaid and other assets of $723,612 and $774,743, respectively. Our consolidated liabilities at March 31, 2014 and December 31, 2013 include liabilities of a VIE consisting of $480,392 and $474,111, respectively of tenant security deposits, accounts payable of $275,760 and $0, accrued liabilities of $32,341 and $0, and deferred rent liability of $101,225 and $93,922, respectively. The VIE also has mortgages payable to a wholly-owned subsidiary of Gyrodyne of $13,606,486 and $13,840,889, respectively and an outstanding balance in a revolving debt facility of $1,049,963 and $262,741 at March 31, 2014 and December 31, 2013, respectively, that are eliminated in consolidation.

The tables below are the unaudited consolidating March 31, 2014 Balance Sheet and Statement of Operations of Gyrodyne Company of America, Inc. and Subsidiaries, and GSD.

ASSETS	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated

REAL ESTATE
Rental property:
Land	$-	$4,621,293	$4,621,293	$-	$4,621,293
Building and improvements	-	32,864,821	32,864,821	-	32,864,821
Machinery and equipment	-	344,733	344,733	-	344,733
	-	37,830,847	37,830,847	-	37,830,847
Less accumulated depreciation	-	7,475,739	7,475,739	-	7,475,739
	-	30,355,108	30,355,108	-	30,355,108
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	1,862,048	1,862,048	-	1,862,048
	-	2,420,514	2,420,514	-	2,420,514
Total real estate, net		32,775,622	32,775,622		32,775,622

Cash and cash equivalents	8,481,571	-	8,481,571	-	8,481,571
Investment in marketable securities	3,301,875	-	3,301,875	-	3,301,875
Rent receivable, net of allowance for doubtful accounts of approximately $76,000	-	205,547	205,547	-	205,547
Deferred rent receivable	-	216,123	216,123	-	216,123
GSD Line of Credit	1,049,963	-	1,049,963	(1,049,963)	-
Prepaid expenses and other assets	114,624	723,612	838,236	-	838,236
Prepaid pension costs	601,338	-	601,338	-	601,338
Mortgage receivable	13,606,486	-	13,606,486	(13,606,486)	-
Total Assets	$27,155,857	$33,920,904	$61,076,761	$(14,656,449)	$46,420,312

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$354,517	$275,760	$630,277	$-	$630,277
Accrued liabilities	360,657	32,341	392,998	-	392,998
Deferred rent liability	-	101,225	101,225	-	101,225
Tenant security deposits payable	-	480,392	480,392	-	480,392
GSD Line of Credit	-	1,049,963	1,049,963	(1,049,963)	-
Mortgage Payable	-	13,606,486	13,606,486	(13,606,486)	-
Deferred income taxes	1,315,000	-	1,315,000	-	1,315,000
Dividend note payable	16,144,614	-	16,144,614	-	16,144,614
Total Liabilities	18,174,788	15,546,167	33,720,955	(14,656,449)	19,064,506

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	-	1,723,888	-	1,723,888
Additional paid-in capital	17,753,505	-	17,753,505	-	17,753,505
Accumulated other comprehensive loss	148,772	-	148,772	-	148,772
Deficit retained earnings	(9,107,399)	(691,731)	(9,799,130)	691,731	(9,107,399)
	10,518,766	(691,731)	9,827,035	691,731	10,518,766
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	8,981,069	(691,731)	8,289,338	691,731	8,981,069
Non-controlling interest in GSD, LLC	-	19,066,468	19,066,468	(691,731)	18,374,737
Total equity	8,981,069	18,374,737	27,355,806	-	27,355,806
Total Liabilities and Equity	$27,155,857	$33,920,904	$61,076,761	$(14,656,449)	$46,420,312

Consolidated Statement of Operations

	Gyrodyne Company of America, Inc	GSD, LLC	Total	Eliminations	Consolidated
Revenues
Rental income	$-	$1,120,645	$1,120,645	$-	$1,120,645
Rental income - tenant reimbursements	-	179,390	179,390	-	179,390
Other income	1,572,698	-	1,572,698	(1,572,698)	-
Total	1,572,698	1,300,035	2,872,733	(1,572,698)	1,300,035

Expenses
Reimbursable expenses	711,602	-	711,602	(711,602)	-
Rental expenses	-	734,960	734,960	(23,358)	711,602
General and administrative expenses	570,750	526,255	1,097,005	(526,255)	570,750
Strategic alternative expenses	337,742	311,483	649,225	(311,483)	337,742
Depreciation	-	240,893	240,893		240,893
Total	1,620,094	1,813,591	3,433,685	(1,572,698)	1,860,987

Other Income (Expense):
Interest income	194,006	-	194,006	(170,174)	23,832
Interest expense	(134,538)	(170,174)	(304,712)	170,174	(134,538)
Total	59,468	(170,174)	(110,706)	-	(110,706)

Net Income (Loss)	$12,072	$(683,730)	$(671,658)	$-	$(671,658)

5.     Investment in Marketable Securities:

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Amortized cost	$3,337,065	$3,446,037
Gross Unrealized Gains (Losses)	(35,190)	(65,173)
Fair Value*	3,301,875	$3,380,864

*The Company received $108,972 in principal repayments during the three months ended March 31, 2014

The Company’s investment is in conforming agency fixed rate mortgage pass through securities ("mortgage-backed securities)", each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At March 31, 2014 and December 31, 2013, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 12 – Fair Value of Financial Instruments. None of the securities with an unrealized loss at March 31, 2014 is considered to be other-than-temporarily impaired; therefore the unrealized loss was reported in the Consolidated Statement of Comprehensive Income (Loss).

6.     Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss), attributable to Gyrodyne, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of March 31, 2014, and 2013.

	Three Months Ended March 31,
BASIC	2014	2013
Net income (loss) attributable to Gyrodyne	$12,072	$(882,777)
Weighted average number of common shares outstanding	1,482,680	1,482,680
Net Income (loss) per common share attributable to Gyrodyne ("EPS")	$0.01	$(.60)

7.     Income Taxes:

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

Deferred income tax liabilities consist of the following:

	March 31, 2014	December 31, 2013

Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$(1,315,000)	$(1,315,000)
Net Deferred Income Taxes	$(1,315,000)	$(1,315,000)

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

8.     Retirement Plans:

On November 25, 2013 the Company's Board voted to terminate the noncontributory defined benefit pension plan (the “Plan”), subject to regulatory approval, and has begun the process. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and is expecting to submit documentation to the Pension Benefit Guarantee Corporation ("PBGC") in July 2014. Both the PBGC and the IRS must approve the termination. The Company expects to receive the approval from the PBGC and the IRS in the second half of 2014.

Upon termination of the Plan, non-vested benefits will become fully vested, and the effects of future contribution levels will cease to be an obligation. The Pension plan has an accumulated net unrecognized gain. Any gain (loss) from termination will be added to (netted against) the unrecognized pension gain and recognized in the financial statements.

The Plan contains two options for employees and beneficiaries to choose from upon termination of the Plan; Annuity or lump sum. The below pension asset reflects an annuity obligation where assets will exceed the obligations.

The following table provides the components of net periodic pension benefit cost for the Plan for the three months ended March 31, 2014 and 2013 including the required and expected contributions:

Three Months Ended March 31,

	2014	2013
Pension Benefits
Service Cost	$46,427	$92,763
Interest Cost	45,708	62,909
Expected Return on Plan Assets	(90,310)	(81,547)
Amortization of prior service costs	5,644	5,644
Amortization of Actuarial Loss	-	35,883
Net Periodic Pension Benefit Cost After Curtailments and Settlements	$7,469	$115,652
Minimum required contribution	$-	$-
Expected contribution	$-	$-

During the three months ended March 31, 2014 and 2013, the Company did not make any contribution to the Plan. The Company does not have a minimum required contribution for the December 31, 2014 plan year. As a result of the termination of the pension plan, the Company may have to make a contribution of approximately $200,000 to satisfy the lump sum payment options and to purchase annuities.

9.     Incentive Compensation Plan:

The Incentive Compensation Plan (the “ICP”) provides that payments made in connection with an Excess Dividend (defined in the ICP) may not exceed the hypothetical ICP payments that would have been made had there instead been a Change in Control transaction (defined in the ICP) consummated on the dividend payment date. The ICP payments that would have been made had there been a Change in Control transaction consummated on December 30, 2013, the payment date of the $98,685,000 special dividend, are approximately $5,277,800. The ICP payments actually made in respect of the $68,000,000 cash portion of the special dividend totaled $5,044,600. Consequently, remaining ICP payments to be made in connection with the special dividend when and to the extent that GSD holders receive cash in respect of their GSD interests may not exceed $233,200 ($5,277,800 - $5,044,600).

Employees	Number of Units under Plan	Maximum Benefit relating to the 2013 Non-Cash Dividends
COO	14,850	$31,482
Employees	4,400	9,328
Directors	53,900	114,268
Total ICP excluding termed employees and directors	73,150	155,078
Former CEO	20,350	43,142
All other former employees	8,250	17,490
Former director	8,250	17,490
Total former Board members and former employees	36,850	78,122
Total maximum ICP to be paid	110,000	$233,200

10.    Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending March 31,	Amount

2015	$3,902,000
2016	3,103,000
2017	2,353,000
2018	1,843,000
2019	1,581,000
Thereafter	3,241,000
$16,023,000

Other commitments and contingencies As of March 31, 2014, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Employment agreements with bonus and severance commitment contingencies	$600,000
Other employee severance commitment contingencies	$120,000
Total	$953,200

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

The Company also has a compensation arrangement with its Chief Operating Officer executed on May 8, 2014 which provides for severance equivalent to 6 months of base salary.

Under Company policy the aggregate severance commitment contingency to other employees is approximately $120,000.

11.  Recent Accounting Pronouncements:

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". ASU 2013-11 amends the current guidance to eliminate the diversity in practice in the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The pronouncement is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, and retrospective application is permitted. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2013, the FASB issued ASU 2013-07, "Presentation of Financial Statement (Topic 205), Liquidation Basis of Accounting." The amendment requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the plan execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces. Financial statements prepared using the liquidation basis of accounting are required to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any item it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity is also required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendment requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein, early adoption is permitted. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014		December 31, 2013
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$3,301,875	$3,301,875*	$3,380,864	$3,380,864

*The Company received $108,972 in principal repayments during the first three-months of 2014.

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

Fair Value Measurements:

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

       The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of March 31, 2014, the carrying value of the Company’s investment was $0.

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

There were no impairment charges during the three months ended March 31, 2014, or 2013, respectively.

14.  Accumulated Other Comprehensive Income:

       Accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 was $148,772 and $118,789, respectively. The balances were comprised of the following:

	March 31, 2014	December 31, 2013
Unrecorded loss on investments	$(35,190)	$(65,173)
Unrecorded gain on pension	183,962	183,962
Accumulated other comprehensive income	$148,772	$118,789

The change in other comprehensive income was restricted to unrealized gain or loss in marketable securities, a balance sheet item, and had no impact on net income. Therefore, there were no reclassifications from other comprehensive income to net income for the periods presented.

15.  Reclassifications:

Certain amounts in the prior period, including strategic alternative expenses previously included in general and administrative expenses in the condensed consolidated statement of operations have been reclassified to conform to the classification used in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms "Gyrodyne," the "Company," "we," "us," and "our,' we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three-months ended March 31, 2014.

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

Overview

Gyrodyne Company of America, Inc. ("Gyrodyne" or the "Company") is a self-managed and self-administered real estate investment trust ('REIT") formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the "Special Dividend"), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC ("GSD"), which owned 100% of the interests in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to "we" or "our" to refer to the Company and GSD and "the Company's properties" or "GSD's properties" (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees or result in capital needs at GSD that might require additional capital from Gyrodyne, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating costs.

As of March 31, 2014 and December 31, 2013, the Company has an investment in three separate mortgages of approximately $13,606,000 and $13,841,000, respectively, which is eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate it previously owned. The previously owned real estate was included in a distribution to shareholders of ownership interests in Gyrodyne Special Distribution LLC ("GSD LLC") on December 30, 2013 subject to the mortgages owned by the Company along with the Company retaining managing member control in GSD LLC. Additionally, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property, ("Grove Property").

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement which provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a full cost mark-up based management fee to be charged to GSD equal to reimbursement of expenses plus a mark-up of 8.5%, which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. In connection with such management services, the Company is obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million which the Company may determine from time to time. The interest income on the debt facilities provided to GSD is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

The Company, through its managing member control in GSD, with no ownership interest, controls two medical office parks and ten of fourteen buildings in a third medical park, together comprising approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. In addition, the Company, through the same managing member control, maintains approximately 68 acres of property in St. James, New York.

The Company believes it has qualified, and expects to continue to qualify as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the "Code"). Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT; However these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary ("TRS") under the Code. The Company has one taxable REIT subsidiary which is subject to federal and state income tax on the income from these activities.

The Company conducts its operations either directly or indirectly through (1) property owned subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. GSD is a property owner subsidiary in which the Company is the sole managing member with managerial authority and investment/disposition authority. Flowerfield Mortgage Inc. ("FMI") is a lender subsidiary wholly owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

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

Strategic Process

In July 2012, the Company received an additional $167,530,657 from the State of New York in payment of the judgments in the Company’s favor in the Company’s condemnation litigation with the State which consisted of $98,685,000 in additional damages (the “2012 Proceeds”), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Company was notified by the State of a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State of New York.

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

Following a change in tax law in January 2013 reducing the recognition period applicable for the 2012 and 2013 taxable year to five years, the Company applied for a private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013 (the “PLR”). The PLR concludes that the Company’s receipt of the 2012 Proceeds occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax but without incurring the built-in gains tax.

Further to the Company’s previously stated goal of providing one or more tax efficient liquidity events to its shareholders and taking into account, among other factors, the Company’s receipt of the PLR, the Board concluded that it is in the best interests of Gyrodyne and its shareholders to liquidate the Company for federal income tax purposes. On September 12, 2013, the Board adopted a plan of liquidation, pursuant to which the Company intends to dispose of its remaining assets in an orderly manner designed to obtain the best reasonably available value for such assets and to complete a tax liquidation, including pursuant to a merger into a new wholly owned limited liability company within a two year period from the adoption of the plan of liquidation.

On September 13, 2013, the Board declared a special dividend in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was be paid in cash on December 30, 2013. The balance of the Special Dividend consisted of all of the equity interests of its subsidiary, GSD, which owns 100% of the interests in the Company's four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD.

In a meeting held on October 9, 2013, the Board determined that in order to most clearly and directly accomplish its goal of distribution of the $98.7 million as a return of capital to shareholders, and in light of relevant consideration of issues of business continuity, shareholder liquidity and timeliness of execution, the Company would pursue the tax liquidation by means of a merger of the Company into Gyrodyne, LLC, New York a limited liability company and a direct and wholly-owned subsidiary of the Company. At such meeting the Board also determined that, if the merger into Gyrodyne, LLC is not completed by December 31, 2013, the most likely in-kind distribution in the special dividend would be of nontransferable interests in Gyrodyne Special Distribution, LLC, another newly formed wholly-owned subsidiary of the Company. In order to achieve the full benefits of the special dividend, the Company must make a distribution of in-kind assets with a value of at least $30,685,000 in the aggregate.

In connection with the strategic process that resulted in the Special Dividend, the company incurred costs of $3.4 million for the 4% excise tax, $1.6 million for transaction costs, and approximately $5.1 million for Incentive Compensation Plan payments.

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contains, among other matters, the Board’s recommendation that the shareholders vote in favor of the a plan of merger at the annual shareholders meeting for the year ended December 31, 2012. The Company received comments from the SEC on November 18, 2013. On May 8, 2014 the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. Subject to the completion of the SEC review process, the Company currently expects to file definitive proxy materials with the SEC during the second quarter of 2014 and hold a special meeting of shareholders to vote upon the proposed merger in the third quarter of 2014. The foregoing description of the Company’s strategic process is qualified in its entirety by the more in-depth description contained in such amended preliminary proxy statement/prospectus, which description is incorporated by reference into this Quarterly Report.

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

As of March 31, 2014, the average effective rental revenue per square foot adjusted for tenant improvements was $19.04 compared to $18.71 on December 31, 2013. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

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

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. This strategy involves a balance between preserving capital and improving the market value of the real estate portfolio which we currently manage for GSD. Our objectives are as follows:

●	managing the real estate portfolio currently held by GSD to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	pursuing the re-zoning effort of the Flowerfield property on behalf of GSD to maximize its value;
●	focusing use of capital by the Company or GSD to that which preserves or improves the market value of GSD’s real estate portfolio;
●	maximizing Funds From Operations ("FFO") and company adjusted FFO ("AFFO");
●	managing the tax liquidation process.

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

First Quarter 2014 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended March 31, 2014.

For a discussion of the Management Services Arrangement see footnote 3 – Principles of Consolidation.

Under the aforementioned agreement, the Company received reimbursement of costs and management fees in the quarter ended March 31, 2014 of $1,483,820 and $88,878, respectively, and earned interest income on its debt facilities to GSD of $170,174.

Investments – The Company received principal payments during the three months ended March 31, 2014 of approximately $109,000 from its 2012 investment in conforming agency fixed rate mortgage pass through securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The portfolio is currently generating a yield of approximately 2%.

Leasing – During the three months ended March 31, 2014, the Company executed 11 lease renewals encompassing approximately 14,000 square feet, and approximately $245,000 in annual revenue. In addition, the Company entered into 2 new leases encompassing approximately 4,000 square feet and $93,000 in annual revenue. Partially offsetting the new leases and renewals were 5 terminations during the three month period ending March 31, 2014, comprising approximately 12,000 square feet and approximately $193,000 in annual revenue. The Company realized a decrease in net deferred revenue of approximately $6,900.

The new leases and lease extensions signed during the quarter ended March 31, 2014 included tenant allowances which the Company estimates at a cost of approximately $62,000, and rent abatements of approximately $6,000. There were no lease commissions incurred by the Company during the quarter ended March 31, 2014.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. During 2012 through March 2014, medical office parks and industrial parks continued to face challenges to maintain both rental rates and occupancy. Rental revenues were $1,120,645 and $1,126,637 for the three months ended March 31, 2014, and December 31, 2013, respectively, a quarter over quarter decrease of $5,992. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013
Industrial Park Rental Revenue	$428,281	$440,263
Combined Medical Park Rental Revenue	$692,364	$686,374

Occupancy Rate Industrial Park	81%	84%
Occupancy Rate Combined Medical Parks	85%	83%
Total Occupancy Rate	83%	83%
Average Effective Rental rate per square foot – Industrial Park	$14.00	$13.87
Effective Rental Rate per square foot- Medical Parks	$23.63	$23.56
Average Total Effective rental rate per square foot	$19.04	$18.71

Our leasing activity has resulted in total lease commitments as of March 31, 2014 and December 31, 2013 of $16,023,000 and $15,528,000, respectively. There were two new leases and eleven renewals during the quarter, with the resulting annual revenue commitment partially offset by 5 terminations during the quarter. The Company has launched aggressive leasing strategies at each of its medical parks. During the first quarter the Company estimates approximately $68,000 of tenant incentives were provided to attract new tenants. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Director Compensation

Effective January 1, 2014, the Board authorized an increase in the Chairman’s fee to $78,000. The combined annual fees payable to the Chairman total $120,000 per year. The increase was authorized to compensate the Chairman, for his significantly greater role, responsibilities and time commitment, as well as enhanced potential legal and reputational risks, resulting from the Company’s strategic process.

Subsequent Events

Proxy/Prospectus – Merger with GSD – The Company filed an amended proxy prospectus on May 8, 2014, amending the preliminary proxy/prospectus filed on October 21, 2013 to seek shareholder approval for the merger of GSD and Gyrodyne into Gyrodyne LLC.

Subsequent to March 31, 2014, the Company signed one new lease encompassing 1,200 square feet and approximately $12,000 in annual revenue and three lease renewals encompassing 3,070 square feet and approximately $65,000 in annual revenue. Offsetting the new leases were 2 terminations aggregating approximately 2,300 square feet and approximately $27,000 in annual revenue.

Subsequent to March 31, 2014, the Company entered into a brokerage agreement and began the process of marketing for sale the Cortlandt Manor Medical Center including the two neighboring lots and the Fairfax Medical Center.

Strategic Alternatives

On March 12, 2014, the Company and Rothschild Inc. ("Rothschild") executed an amendment to the engagement letter dated as of August 8, 2012 (the "Engagement Letter") between Rothschild and the Company, pursuant to which the engagement of Rothschild was terminated and the Company agreed to pay Rothschild $970,967, of which $850,000 was recorded in 2013 and the remaining $120,967 was an expense in the first quarter of 2014, in full satisfaction of any and all amounts due or alleged to be due under the Engagement Letter by reason of the special dividends paid by the Company to its shareholders on December 30, 2013 and January 31, 2014, respectively, any other corporate transaction publicly announced prior to March 12, 2014 or any amount that might have otherwise become due by reason of the Company’s obligation to pay Rothschild a success fee in connection with certain transactions that may be consummated during a specified period following a termination of the engagement. The Company had previously paid Rothschild a total of $629,032 pursuant to the Engagement Letter. Rothschild had been serving as the Company’s financial advisor in connection with the Company’s strategic process.

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") which contains, among other matters, the Board’s recommendation that the shareholders vote in favor of the a plan of merger at the annual shareholders meeting for the year ended December 31, 2012. The Company received comments from the SEC on November 18, 2013. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. Subject to the completion of the SEC review process, the Company currently expects to file definitive proxy materials with the SEC during the second quarter of 2014 and hold a special meeting of shareholders to vote upon the proposed merger in the third quarter of 2014.

The Grove

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during 2014.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On a regular basis, we evaluate our assumptions, judgments and estimates. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2013.

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

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD. The VIE holds mortgage obligations payable to a wholly-owned subsidiary of the Company of $13,606,486 and $13,840,889, as of March 31, 2014 and December 31, 2013, respectively. As previously discussed in the Company's Annual Report filed on form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 31, 2013. At March 31, 2014 and December 31, 2013, the net book value of GSD was approximately $18,375,000 and $19,058,000, respectively. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at March 31, 2014 and December 31, 2013. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. There were no investments accounted for under the equity method as of March 31, 2014 and December 31, 2013.

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

The Amended proxy statement/prospectus filed on May 8, 2014 includes a merger and plan of liquidation. If the shareholders approve the merger/plan of liquidation, then the Company will be required to adopt the Liquidation Basis of Accounting. Financial statements prepared using the liquidation basis of accounting are required to present real estate assets at the amount of the expected cash proceeds from liquidation.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared with the Three Months Ended March 31, 2013.

Rental revenues are comprised solely of rental income and amounted to $1,120,645 and $1,099,584 for the three months ended March 31, 2014 and 2013, respectively, an increase of $21,061 or 2%. The Fairfax Medical Center, Cortlandt Medical Center and Flowerfield Industrial Park each experienced an increase in revenue; amounting to $25,898, $3,876, and $1,528, respectively. The increase in rental revenue was mainly comprised of the Fairfax Medical Center resulting from increasing its occupancy rate to approximately 92% compared to an occupancy rate of approximately 79% at March 31, 2013. The Cortlandt Manor Medical Center occupancy rate increased to 88% compared to approximately 80% at March 31, 2013. The increase in occupancy rate was driven by one new 5 year lease effective March 1, 2014 comprising 2,767 sft and approximately $55,000 in annual rent. The Flowerfield Industrial Park occupancy rate at March 31, 2014 is 81% compared to approximately 87% at March 31, 2013. The revenue at Flowerfield remained mostly flat due to the net impact of terminations mainly occurring at the end of the first quarter of 2014. The drop in occupancy rate was mainly the result of Stony Brook University terminating two of the four leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. Furthermore, we are continuing to work with the University on solutions to their real estate demands and believe that a portion of our available vacant space may meet some of their future needs. The Port Jefferson Professional Park experienced a reduction in revenue of $10,241 mainly due to a reduction in rental rates on renewals supplemented by one net termination in the third quarter of 2013 which remains vacant.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $179,390 and $189,640 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $10,250 or approximately 5%. The tenant reimbursement decrease was mainly attributable to an approximate $14,000 decrease in tenant reimbursements at the Port Jefferson Professional Park which was offset by an approximate $7,000 increase in tenant reimbursements at the Flowerfield Industrial Park. The Port Jefferson Professional Park occupancy rate is flat with December 31, 2013, and, due to local market competition, we are forecasting that renewal terms will continue to adversely affect both rental rates and tenant reimbursements.

Rental expenses for the three months ended March 31, 2014 and 2013 were $711,602 and $662,670, respectively, an increase of $48,932 or 7%. Approximately $21,000 of the increase was due to an increase in utility expenses with the balance mainly comprised of an increase in maintenance, of $30,000.

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $570,750 and $985,852, respectively, a decrease of $415,102 or approximately 42%. The major contributing factor to the decrease was the 2013 prepayment penalties on the Port Jefferson mortgage of $205,000 and the write-off of the related loan origination fees of approximately $40,000. In addition, the company incurred restructuring charges of approximately $64,000 during 2013 and a decrease in pension costs of approximately $108,000.

Strategic alternative expenses for the three months ended March 31, 2014 and 2013 were $337,742 and $341,361, respectively. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the amended proxy prospectus filed on May 8, 2014.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $240,893 and $232,353, respectively, an increase of $8,540 or 4%.

Interest income was $23,832 and $58,381 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $34,549. The decrease is mainly attributable to the significant reduction in its cash balances, and thereby related interest income, resulting from the Company’s cash dividend of $68,000,000 which was paid on December 30, 2013.

Interest expense for the three months ended March 31, 2014 and 2013 was $134,538 and $5,786, respectively, an increase of $128,752. The increase in interest expense is the result of the Company’s issuance on January 31, 2014 of a Global Dividend Note, payable in kind ("Cash or PIK") in the amount of $16,150,000, bearing interest (PIK) at 5% payable semiannually (PIK).

Net loss before condemnation and provision for income taxes was $671,658 and $880, 417, for the three months ended March 31, 2014 and 2013, respectively. The primary factors driving the decrease in loss was the savings of approximately $252,000 associated with the early repayment of the mortgage supplemented by the remaining items discussed above.

Condemnation income and expenses were not realized during the three months ended March 31, 2014 compared to condemnation expense of $2,360 for the three months ended March 31, 2013. The Company successfully concluded its condemnation case during the second quarter of 2012. The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

The Company did not have a benefit or provision for income taxes for the three months ended March 31, 2014 and 2013.

The Company is reporting a net loss of $671,658 and $882,777 for the three months ended March 31, 2014 and 2013, respectively. The primary factors driving the decrease in loss was savings of approximately $252,000 associated with the early repayment of the mortgage supplemented by the remaining items discussed above.

The net loss from the non-controlling interest for the three months ended March 31, 2014 was $683,730. The Company did not have a non-controlling interest for the three months ended March 31, 2013. The non-controlling interest is comprised of Gyrodyne Special Distribution LLC which represents the non-cash portion of the first special dividend in 2013.

The net income (loss) attributable to Gyrodyne Company of America for the three months ended March 31, 2014 and 2013 was $12,072 and $(882,777), respectively.

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

The Company has consolidated GSD’s financial statements with the Company’s because the Company is considered to be the primary beneficiary of GSD. The Company does not have any other variable interest entities. The consolidated variable interest entity assets and liabilities at March 31, 2014 and December 31, 2013 were $33,920,904 and $15,546,167 and $33,730,130 and $14,671,663, respectively. The Company monitors the credit quality of the mortgage obligations of GSD which are securitized by the underlying related medical property each of which resides in a single asset LLC. The discussion of the liquidity and capital resources is on a consolidated basis including the variable interest entity, GSD.

Management Services Arrangements

For a discussion on the Management Services Arrangement see footnote 3 – Principles of Consolidation.

Cash Flows: As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through cash on hand. The Company filed an amended proxy statement/prospectus on May 8, 2014, thereby amending the preliminary proxy statement/prospectus on October 21, 2013 which included a Plan of Liquidation via a downstream merger into Gyrodyne, LLC (a newly formed wholly-owned subsidiary) which will be owned by the same shareholders as Gyrodyne. If the shareholders approve the proposed merger, the Company will be reporting under the Liquidation Basis of Accounting and expects to complete the sale of its assets and related distributions to shareholders by December 31, 2016.

As of March 31, 2014, the Company had cash and cash equivalents totaling approximately $8.5 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $3.3 million. The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of the merger/tax plan of liquidation over the next twelve months. The Company has $11.8 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the strategic alternative expenses in pursuit of the merger/tax plan of liquidation. The Company estimated and reported in the amended proxy statement/prospectus filed on May 8, 2014, under the heading “Estimated Cash Proceeds and Outlays: Indicated Distribution Range” total gross cash proceeds from the sale of its assets of approximately $45.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $45.4 million.

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

Net cash used in operating activities were $4,399,391 and $542,698 during the three months ended March 31, 2014 and 2013, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses. The cash used in the current period was primarily related to the payment of $2,850,199 Incentive Compensation payments to the Board of Directors and a former director that became payable on December 30, 2013, the payment date of the cash portion of the first special dividend of $68 million. In addition, the company paid approximately $970,000 to Rothschild in full satisfaction of its obligations under the contract with the Company.

Net cash (used in) provided by investing activities was $(167,865) and $255,951 during the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities in the current period was primarily the $238,636 in capital improvements to its real estate portfolio supplemented by land development costs of $38,201, partially offset by receipt of principal repayments of $108,972 on the investment made in the 2012. Cash provided by investing activities in the prior period was primarily related to the receipt of principal repayments of approximately $381,347 on the investment made in 2012 partially offset by $98,479 in capital improvements to its real estate portfolio supplemented by land development costs of $26,917.

There was no cash provided by or used in financing activities in the current period. Net cash used in financing activities in the prior period was $5,013,415 and related to the principal prepayment and the prepayment penalties on the mortgage secured by the Port Jefferson Professional Park.

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

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the "Healthcare Legislation"). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company successfully increased its lease commitments to $16.0 million at March 31, 2014 compared to $15.5 million at December 31, 2013 mainly attributable to signing new long term leases and migrating existing tenants to long term leases. However, the Company continues to face a competitive leasing environment which may adversely impact its ability to continue growing its lease commitments.

LIMITED PARTNERSHIP INVESTMENT

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the "Grove Property"), which is the subject of a plan for mixed use development. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne may be required to recognize gain in 2014 and its deferred tax liability of $1,315,000.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$-	-	-	-	-
Operating lease obligations	$12,464	$2,933	$5,866	$3,665	-
Total	$12,464	$2,933	$5,866	$3,665	-

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

We also present Company adjusted FFO ("AFFO"), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, restructuring fees which were not incurred in the comparative periods, 2008 through 2013, as well as distributions triggered under the Company’s Incentive Compensation Plan.

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Net Loss	$(671,658)	$(882,777)
Depreciation and amortization	240,893	232,353
Amortization of capitalized leasing costs	20,777	17,070
Funds from Operations ("FFO")	$(409,988)	$(633,354)
Company adjustments to FFO
Restructuring costs	-	64,237
Costs to pursue strategic alternatives	337,742	341,361
Condemnation costs	-	2,360
Debt prepayment penalties and related costs	-	244,999
Dividend Note Interest	134,538	-
Amortization of dividend note costs	1,642	-
Company adjusted Funds from Operations ("AFFO")	$63,934	$19,603

Per share amounts – basic and diluted
Net loss	$(0.45)	$(0.60)
Funds from operations	$(0.28)	$(0.43)
Company adjusted funds from operations	$0.04	$0.01

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2014. As of March 31, 2014, the Company’s investment is in conforming agency fixed rate mortgage pass through securities ("mortgage-backed securities"), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2013.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

Items 2 through 5 are not applicable to the Company in the three months ended March 31, 2014.

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

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (8)

10.7	Amendment to Engagement Letter with Rothschild Inc. (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (8)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (8)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(8)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: May 12, 2014	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: May 12, 2014	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (8)

10.7	Amendment to Engagement Letter with Rothschild Inc. (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (8)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (8)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(8)	Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.