Form 10-Q
period 2014-06-30
GYRODYNE CO OF AMERICA INC
filed 2014-08-08
CIK 44689

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2014

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

On August 8, 2014, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.

QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
REAL ESTATE
Rental property:
Land	$1,733,693	$1,785,293
Building and improvements	11,175,728	11,205,934
Machinery and equipment	344,733	344,733
	13,254,154	13,335,960
Less accumulated depreciation	4,725,234	4,557,615
	8,528,920	8,778,345
Land held for development:
Land	558,466	558,466
Land development costs	1,895,046	1,823,847
	2,453,512	2,382,313
Total real estate, net	10,982,432	11,160,658

Assets held for sale	22,320,755	22,024,321
Cash and cash equivalents	6,346,983	13,048,827
Investment in marketable securities	4,703,470	3,380,864
Rent receivable, net of allowance for doubtful accounts of approximately $98,000 and $74,000, respectively	58,024	82,663
Deferred rent receivable	51,366	57,369
Prepaid expenses and other assets	578,360	618,279
Prepaid pension costs	593,870	608,807
Total Assets	$45,635,260	$50,981,788

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$696,921	$1,603,279
Accrued liabilities	281,664	3,246,403
Deferred rent liability	36,474	21,387
Tenant security deposits payable	268,790	271,658
Liabilities related to assets held for sale	355,111	381,966
Deferred income taxes	1,315,000	1,315,000
Notes payable	16,447,427	16,144,614
Total Liabilities	19,401,387	22,984,307

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive income	177,107	118,789
Deficit	(9,161,284)	(9,119,471)
	10,493,216	10,476,711
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Gyrodyne Stockholders’ Equity	8,955,519	8,939,014
Non-controlling interest in GSD, LLC	17,278,354	19,058,467
Total equity	26,233,873	27,997,481
Total Liabilities and Equity	$45,635,260	$50,981,788

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Rental income	$1,184,742	$1,235,151	$572,783	$614,478
Rental income - tenant reimbursements	178,862	197,193	62,216	73,104
Total	1,363,604	1,432,344	634,999	687,582

Expenses
Rental expenses	766,122	713,430	345,525	337,359
General and administrative expenses	1,150,366	1,570,615	579,616	584,763
Strategic alternative expenses	872,541	645,629	534,799	304,268
Depreciation	161,999	173,263	80,787	88,531
Impairment charges	200,000	-	200,000	-
Total	3,151,028	3,102,937	1,740,727	1,314,921

Other Income (Expense):
Interest income	45,924	128,629	22,092	70,248
Interest expense	(336,346)	(5,748)	(201,808)	38
Total	(290,422)	122,881	(179,716)	70,286

Net Loss before Condemnation Expense and Provision for Income Taxes	(2,077,846)	(1,547,712)	(1,285,444)	(557,053)

Expense on Condemnation	-	(2,360)	-	-
Net loss from continuing operations	(2,077,846)	(1,550,072)	(1,285,444)	(557,053)

Discontinued Operations
Income from discontinued operations attributable to Gyrodyne	-	-	-	-
Income from discontinued operations attributable to non-controlling interest	255,920	222,558	135,176	112,316
Net Loss	(1,821,926)	(1,327,514)	(1,150,268)	(444,737)
Net Loss from Non-Controlling Interest in GSD, LLC	(1,780,113)	-	(1,096,383)	-
Net Loss Attributable to Gyrodyne	$(41,813)	$(1,327,514)	$(53,885)	$(444,737)
Net loss attributable to Gyrodyne per common share:
From continuing operations	(0.03)	(0.90)	(0.04)	(0.30)
From discontinued operations	0.00	0.00	0.00	0.00
Total loss -Basic and diluted	$(0.03)	$(0.90)	$(0.04)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2014	2013	2014	2013
Net loss attributable to Gyrodyne	$(41,813)	$(1,327,514)	$(53,885)	$(444,737)
Unrealized gain (loss) on investments	58,318	(94,646)	28,335	(68,030)
Comprehensive income (loss) attributable to Gyrodyne	16,505	(1,422,160)	(25,550)	(512,767)
Comprehensive loss attributable to non-controlling interest	(1,780,113)	-	(1,096,383)	-
Comprehensive loss	$(1,763,608)	$(1,422,160)	$(1,121,933)	$(512,767)

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,821,926)	$(1,327,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482,553	514,012
Impairment charges	200,000	-
Bad debt expense	39,000	12,000
Net periodic pension benefit cost	14,937	176,294
Noncash interest expense	302,813	-

Changes in operating assets and liabilities:

(Increase) decrease in assets:

Rent receivable	(35,547)	(1,499)
Deferred rent receivable	(65,584)	1,873
Prepaid expenses and other assets	(83,934)	(330,517)

(Decrease) increase in liabilities:

Accounts payable	(892,940)	31,391
Accrued liabilities	(2,964,739)	(51,556)
Deferred rent liability	(29,838)	31,616
Tenant security deposits	1,784	14,407
Total adjustments	(3,031,495)	398,021
Net cash used in operating activities	(4,853,421)	(929,493)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of building improvements and equipment	(509,986)	(284,978)
Land development costs	(74,149)	(53,834)
Purchase of marketable securities	(1,491,900)	-
Principal repayments of investments in marketable securities	227,612	645,296
Net cash (used in) provided by investing activities	(1,848,423)	306,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	-	(5,013,415)
Net cash used in financing activities	-	(5,013,415)

Net decrease in cash and cash equivalents	(6,701,844)	(5,636,424)
Cash and cash equivalents at beginning of period	13,048,827	94,164,722
Cash and cash equivalents at end of period	$6,346,983	$88,528,298

Supplemental cash flow information:
Interest paid	$-	$26,676
Income and excise taxes paid	$133,000	$70,558

Noncash Investing and Financing Activities:
Issuance of note to settle PIK interest	$302,813	$-

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company:

Gyrodyne Company of America, Inc. (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owned 100% of the interests (through GSD’s subsidiaries) in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to “we” or “our” to refer to the Company and GSD and “the Company's properties” or “GSD's properties” (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees or result in capital needs at GSD that might require additional capital from the Company, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating expenses.

As of June 30, 2014, the Company has an investment in three separate mortgages due from GSD of approximately $13,370,000. The mortgages contain a 5% effective rate and both principal and interest are eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate owned by GSD. Additionally, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property (the “Grove Property”). For further information see footnote 17.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement (the "GSD Agreement"). The GSD Agreement provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a cost-plus based management fee to be charged to GSD (see footnote 4 for additional detail on the methodology of the cost plus mark-up), which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. Pursuant to the GSD LLC agreement, the Company is obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million, which amount the Company may determine from time to time. The interest on the debt facilities payable by GSD to the Company is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

The Company, through its managing member control of GSD (albeit with no ownership interest) controls two medical office parks and ten of fourteen buildings in a third medical park, together comprising approximately 131,000 rentable square feet and a multitenant industrial park comprising approximately 130,000 rentable square feet. In addition, the Company, through the same managing member control, maintains approximately 68 acres of property in St. James, New York.

The Company believes it has qualified, and expects to continue to qualify, as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However, these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary (“TRS”) under the Code. The Company has one taxable REIT subsidiary which is subject to federal and state income tax on the income from these activities.

The Company conducts its operations either directly or indirectly through (1) property owning subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. GSD is a property owner subsidiary in which the Company is the sole managing member with managerial authority and investment/disposition authority. Flowerfield Mortgage Inc. ('FMI”) is a lender subsidiary wholly owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contains, among other matters, the Board’s recommendation that the shareholders vote in favor of a plan of merger. The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June 5, 2014, the Company announced that a special meeting of shareholders of Gyrodyne Company of America, Inc., will be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company will ask the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC, a subsidiary of the Company. Shareholders of record at the close of business on June 30, 2014, will be entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting takes place by August 30, 2014.

2.     Significant accounting policies:

The below disclosures are in addition to the significant accounting policies disclosed on Form 10-K for the year ended December 31, 2013

Revenue recognition – Base rents from rental properties are recognized on a straightline basis over the terms of the related leases. The excess of rents recognized over amounts contractually due, if any, are included in deferred rents receivable on the Company's balance sheets. Alternatively, rents received in advance of rents recognized, if any, are included in deferred rent liability on the Company’s balance sheet. Certain leases also provide for tenant reimbursements of common area maintenance, other operating expenses and real estate taxes all of which are reported in tenant reimbursements on the consolidated statements of operations. Ancillary and other property related income is recognized in the period earned.

Gains on sales of real estate - Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Company sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

Assets Held For Sale and Discontinued Operations- Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets as “Assets held for Sale”, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

3.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended June 30, 2014 and 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2013 and with the definitive proxy statement/prospectus filed with the SEC on July 1, 2014.

The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

4.     Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. and all majority owned subsidiaries. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct activities of GSD that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. GSD owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD to the Company’s shareholders on December 30, 2013. GSD owes mortgage obligations payable to a wholly owned subsidiary of the Company of $13,369,800 and $13,840,889 as of June 30, 2014 and December 31, 2013, respectively. As previously discussed in the Company’s 2013 Annual Report filed on Form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At June 30, 2014 and December 31, 2013, the net book value of GSD is approximately $17,278,000 and $19,058,000, respectively. GSD is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of GSD. As a result, the Company could be held liable for current and future obligations of GSD, and in turn it would be the Company’s obligation to seek reimbursement from GSD.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at June 30, 2014. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated. There were no investments accounted for under the equity method as of June 30, 2014.

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

Taking into account a number of factors, including a management services benchmarking study commissioned by Gyrodyne, we implemented a management services arrangement under which GSD will pay certain fees to or reimburse Gyrodyne as follows:

●     GSD will reimburse Gyrodyne for 85% of Gyrodyne's General and Administrative (G&A) Expenses and pay a fee to Gyrodyne equal to 8.5% of such reimbursed amount; plus

●     GSD will reimburse Gyrodyne for all rental expenses, whether value added (such as contractor and payroll expenses) or non-value added (such as utilities and taxes) paid by Gyrodyne in respect of the Contributed Properties; plus

●     GSD will pay a fee to Gyrodyne equal to 8.5% of all value added rental expenses paid by Gyrodyne in respect of the Contributed Properties, but no fee will be payable in respect of non-value added rental expenses; plus

●     GSD will reimburse 100% (without mark-up) of any bonuses (under the Bonus Plan (See “Interests of Our Directors and Executive Officers—Bonus Plan”) or otherwise) paid by Gyrodyne to its employees and directors and related payroll taxes on account of any sales of the Contributed Properties; plus

●     Gyrodyne will be entitled to interest at the rate of 5.0% per annum on any funds advanced by Gyrodyne pursuant to the liquidity facility made available to GSD.

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

5.    Consolidating Financial Information

Our consolidated assets at June 30, 2014 and December 31, 2013 include total assets of $33,841,213 and $33,730,130, respectively, of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets, prior to reclassifying applicable items to discontinued operations, include real estate of $32,641,260 and $32,739,678, deferred rent of $281,293 and $215,709, rent receivable of $92,376 and $0, and prepaid and other assets of $826,284 and $774,743, respectively. Our consolidated liabilities at June 30, 2014 and December 31, 2013, prior to reclassifying applicable items to discontinued operations, include liabilities of a VIE consisting of $475,895 and $474,111, respectively of tenant security deposits, accounts payable of $170,228 and $0, and deferred rent liability of $64,084 and $93,922, respectively. The VIE also has mortgages payable, prior to reclassifying applicable items to discontinued operations, to a wholly-owned subsidiary of Gyrodyne of $13,369,800 and $13,840,889, respectively and an outstanding balance in a revolving debt facility of $2,482,852 and $254,740 at June 30, 2014 and December 31, 2013, respectively, that are eliminated in consolidation.

The tables below are the unaudited consolidating June 30, 2014 Balance Sheet and Statement of Operations reflects the operations of Gyrodyne Company of America, Inc. and subsidiaries and GSD.

	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated
ASSETS

REAL ESTATE
Rental property:
Land	$-	$1,733,693	$1,733,693	$-	$1,733,693
Building and improvements	-	11,175,728	11,175,728	-	11,175,728
Machinery and equipment	-	344,733	344,733	-	344,733
	-	13,254,154	13,254,154	-	13,254,154
Less accumulated depreciation	-	4,725,234	4,725,234	-	4,725,234
	-	8,528,920	8,528,920	-	8,528,920
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	1,895,046	1,895,046	-	1,895,046
	-	2,453,512	2,453,512	-	2,453,512
Total real estate, net	-	10,982,432	10,982,432	-	10,982,432
Assets held for sale	-	22,320,755	22,320,755	-	22,320,755
Cash and cash equivalents	6,346,983	-	6,346,983	-	6,346,983
Investment in marketable securities	4,703,470	-	4,703,470	-	4,703,470
Rent receivable, net of allowance for doubtful accounts of approximately $98,000	-	58,024	58,024	-	58,024
Deferred rent receivable	-	51,366	51,366	-	51,366
GSD Line of Credit	2,482,852	-	2,482,852	(2,482,852)	-
Prepaid expenses and other assets	149,724	428,636	578,360	-	578,360
Prepaid pension costs	593,870	-	593,870	-	593,870
Mortgage receivable	13,369,800	-	13,369,800	(13,369,800)	-
Total Assets	$27,646,699	$33,841,213	$61,487,912	$(15,852,652)	$45,635,260

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$647,089	$49,832	$696,921	$-	$696,921
Accrued liabilities	281,664	-	281,664	-	281,664
Deferred rent liability	-	36,474	36,474	-	36,474
Tenant security deposits payable	-	268,790	268,790	-	268,790
Liabilities related to assets held for sale	-	9,788,425	9,788,425	(9,433,314)	355,111
GSD Line of Credit	-	2,482,852	2,482,852	(2,482,852)	-
Mortgage Payable	-	3,936,486	3,936,486	(3,936,486)	-
Deferred income taxes	1,315,000	-	1,315,000	-	1,315,000
Note's payable	16,447,427	-	16,447,427	-	16,447,427
Total Liabilities	18,691,180	16,562,859	35,254,039	(15,852,652)	19,401,387

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	-	1,723,888	-	1,723,888
Additional paid-in capital	17,753,505	-	17,753,505	-	17,753,505
Accumulated other comprehensive income	177,107	-	177,107	-	177,107
Deficit	(9,161,284)	(1,788,114)	(10,949,398)	1,788,114	(9,161,284)
	10,493,216	(1,788,114)	8,705,102	1,788,114	10,493,216
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	8,955,519	(1,788,114)	7,167,405	1,788,114	8,955,519
Non-controlling interest in GSD, LLC		19,066,468	19,066,468	(1,788,114)	17,278,354
Total equity	8,955,519	17,278,354	26,233,873	-	26,233,873
Total Liabilities and Equity	$27,646,699	$33,841,213	$61,487,912	$(15,852,652)	$45,635,260

Consolidated Statement of Operations – Six Months Ending June 30, 2014

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated

Revenues
Rental income	$-	$1,184,742	$1,184,742		$1,184,742
Rental income - tenant reimbursements	-	178,862	178,862		178,862
Other income	2,656,033	-	2,656,033	(2,656,033)	-
Total	2,656,033	1,363,604	4,019,637	(2,656,033)	1,363,604

Expenses
Reimbursable expenses	766,122	-	766,122	(766,122)	-
Rental expenses	-	790,061	790,061	(23,939)	766,122
General and administrative expenses	1,150,366	1,061,271	2,211,637	(1,061,271)	1,150,366
Strategic alternative expenses	872,541	804,701	1,677,242	(804,701)	872,541
Depreciation	-	161,999	161,999		161,999
Impairment charges	-	200,000	200,000	-	200,000
Total	2,789,029	3,018,032	5,807,061	(2,656,033)	3,151,028

Other Income (Expense):
Interest income	166,047	-	166,047	(120,123)	45,924
Interest expense	(336,346)	(120,123)	(456,469)	120,123	(336,346)
Total	(170,299)	(120,123)	(290,422)	-	(290,422)
Net Loss from continued operations	(303,295)	(1,774,551)	(2,077,846)	-	(2,077,846)
Net Income from discontinued operations	261,482	(5,562)	255,920	-	255,920
Net Loss	$(41,813)	$(1,780,113)	$(1,821,926)	$-	$(1,821,926)

Consolidated Statement of Operations – Three Months Ending June 30, 2014

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated

Revenues
Rental income	$-	$572,783	$572,783	$-	$572,783
Rental income – tenant reimbursements	-	62,216	62,216	-	62,216
Other income	1,384,710	-	1,384,710	(1,384,710)	-
Total rental income	1,384,710	634,999	2,019,709	(1,384,710)	634,999

Expenses
Reimbursable expenses	345,525	-	345,525	(345,525)	-
Rental expenses	-	356,476	356,476	(10,951)	345,525
General and administrative expenses	579,616	535,016	1,114,632	(535,016)	579,616
Strategic alternative expenses	534,799	493,218	1,028,017	(493,218)	534,799
Depreciation	-	80,787	80,787	-	80,787
Impairment charges	-	200,000	200,000	-	200,000
Total	1,459,940	1,665,497	3,125,437	(1,384,710)	1,740,727

Other income (expense):
Interest income	92,671	-	92,671	(70,579)	22,092
Interest expense	(201,808)	(70,579)	(272,387)	70,579	(201,808)
Total	(109,137)	(70,579)	(179,716)	-	(179,716)
Net loss from continued operations	(184,367)	(1,101,077)	(1,285,444)	-	(1,285,444)
Net income from discontinued operations	130,482	4,694	135,176	-	135,176
Net loss	$(53,885)	$(1,096,383)	$(1,150,268)	$-	$(1,150,268)

6.   REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets and their related liabilities as held for sale after the following conditions have been satisfied: (1) the receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

The Company and Gyrodyne Special Distribution LLC, its consolidated Variable Interest Entity, periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. During the second quarter of 2014, the Company’s board of directors approved the hiring of real estate brokers to facilitate the sale of the Cortlandt Manor Medical Center and Fairfax Medical Center. The Company expects to complete the sale of these properties within one year.

	Assets Held for Sale
	6/30/2014	12/31/2013
Property
Cortlandt Manor Medical Center (1)	$8,179,885	$8,272,231
Fairfax Medical Center	13,478,943	13,306,789
Accounts receivable	34,352	13,166
Deferred rent receivable	229,927	158,340
Prepaid expenses and other	397,648	273,795
Total Assets Held for Sale	$22,320,755	$22,024,321

	Liabilities Related to Real Estate Assets Held for Sale
	6/30/2014	12/31/2013
Accounts payable	$120,396	$106,978
Deferred rent liability	27,610	72,535
Tenant security deposit payable	207,105	202,453
Total Liabilities Related to Real Estate Assets Held for Sale	$355,111	$381,966

(1)	The Cortlandt Manor Medical Center is inclusive of the two adjacent lots.

The results of operations and the gains or losses from operating properties that are held for sale and or disposed of in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall. These assets and their liabilities are separately stated on the accompanying condensed consolidated balance sheets as "assets held for sale" or liabilities related to assets held for sale. Gains and losses, the results of operations, interest expense, and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as income from discontinued operations.

The following table summarizes the discontinued operations for the three and six months ended June 30, 2014 and 2013 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental income	$533,405	$490,024	$1,042,091	$968,935
Rental income - tenant reimbursements	48,916	42,652	111,660	108,203
Total rental income	582,321	532,676	1,153,751	1,077,138

Expenses
Rental Expenses	286,273	270,574	577,277	557,173
Depreciation	160,872	149,786	320,554	297,407
Total expenses	447,145	420,360	897,831	854,580

Net income from discontinuing operations	$135,176	$112,316	$255,920	$222,558

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three and six months ended June 30, 2014 and 2013, the Company did not recognize any impairment charges in discontinued operations, relating to real estate assets that were classified as held for sale.

During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000 on real estate assets classified in continuing operations. (See footnote 18)

7.     Investment in Marketable Securities:

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Amortized cost	$4,710,325	$3,446,037
Gross Unrealized Gains (Losses)	(6,855)	(65,173)
Fair Value*	$4,703,470	$3,380,864

*The Company received $227,612 in principal repayments during the six months ended June 30, 2014

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At June 30, 2014 and December 31, 2013, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 17 – Fair Value of Financial Instruments. None of the securities with an unrealized loss at June 30, 2014 is considered to be other-than-temporarily impaired; therefore the unrealized loss was reported in the Consolidated Statement of Comprehensive Income (Loss).

8.     Notes Payable:

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Company in 2013. Giving effect to offsetting deductions, the Company determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Company declared an additional dividend, payable to the Company’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of interests in a global dividend note due June 30, 2017 (“Dividend Notes”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Notes bear interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Notes was paid in kind in the form of uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

	June 30, 2014	December 31, 2013
Global Dividend Note Payable	$16,144,614	$16,144,614
Global Note Payable	302,813	-
Total Note Payable	$16,447,427	$16,144,614

9.    Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss), attributable to Gyrodyne, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of June 30, 2014, and 2013.

	Six Months Ended June 30,
BASIC	2014	2013
Net loss attributable to Gyrodyne
Continuing operations	$(41,813)	$(1,327,514)
Discontinued operations	-	-
Net loss attributable to Gyrodyne	(41,813)	(1,327,514)
Weighted average number of common shares outstanding	1,482,680	1,482,680
Net loss per common share attributable to Gyrodyne ("EPS"):
Continuing operations	$(0.03)	$(0.90)
Discontinued operations	-	-
Net loss per common share attributable to Gyrodyne (“EPS”)	$(0.03)	$(0.90)

 10.  Income Taxes:

The Company files a consolidated U.S. Federal Tax Return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on the applicable laws. The Company files a separate US Federal Tax Return for Gyrodyne Special Distribution LLC.

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred income tax liabilities consist of the following:

	June 30,	December 31,
	2014	2013

Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$(1,315,000)	$(1,315,000)
Net Deferred Income Taxes	$(1,315,000)	$(1,315,000)

The Company is taxed as a REIT for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax, with the exception of its taxable REIT subsidiary which is subject to both federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

   11. Retirement Plans:

On November 25, 2013 the Company’s Board voted to terminate the noncontributory defined benefit pension plan (the “Plan”), subject to regulatory approval, and has begun the process of termination. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and is expecting to submit documentation to the Pension Benefit Guarantee Corporation (“PBGC”) in August 2014. Both the PBGC and the IRS must approve the termination. The Company expects to receive the approval from the PBGC and the IRS in the second half of 2014.

As a result of the Boards vote to terminate the pension plan, on February 28, 2014 the non-vested benefits became fully vested, and the effects of future contribution levels will cease to be an obligation. The Pension plan has an accumulated net unrecognized gain. Any gain (loss) from termination will be added to (netted against) the unrecognized pension gain and recognized in the financial statements.

The Plan contains two options for employees and beneficiaries to choose from upon termination of the Plan; Annuity or Lump Sum. The below pension asset reflects an annuity obligation where assets will exceed the obligations.

The following table provides the components of net periodic pension benefit cost for the Plan for the three and six months ended June 30, 2014 and 2013 including the required and expected contributions:

	Six Months Ended		Three Months Ended
	June 30,		June30,
	2014	2013	2014	2013
Pension Benefits
Service Cost	$92,854	$130,517	$46,427	$37,754
Interest Cost	91,416	125,817	45,708	62,908
Expected Return on Plan Assets	(180,620)	(163,093)	(90,310)	(81,546)
Amortization of prior service costs	11,288	11,288	5,644	5,644
Amortization of Actuarial Loss	-	71,765	-	35,882
Net Periodic Pension Benefit Cost After Curtailments and Settlements	$14,938	$176,294	$7,469	$60,642
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$-	$-	$-	$-

During the three and six-months ended June 30, 2014 and 2013, the Company did not make any contribution to the Plan. The Company does not have a minimum required contribution for the December 31, 2014 plan year. As a result of the termination of the pension plan, the Company may have to make a contribution of approximately $400,000 to satisfy the lump sum payment options and to purchase annuities.

12.      Incentive Compensation Plan:

Benefits under the Company’s Incentive Compensation Plan (the “ICP”) are realized upon either a Change-in-Control (as defined in the ICP) of the Company, or upon the issuance by the Company of an “Excess Dividend” (as defined in the ICP) following certain asset sales. The ICP provides that payments made in connection with an Excess Dividend may not exceed the hypothetical ICP payments that would have been made had there instead been a Change in Control transaction consummated on the dividend payment date. The ICP payments that would have been made had there been a Change in Control transaction consummated on December 30, 2013, the payment date of the $98,685,000 special dividend, were approximately $5,277,800. The ICP payments actually made in respect of the $68,000,000 cash portion of the special dividend totaled $5,044,600. Consequently, remaining ICP payments to be made in connection with the special dividend when and to the extent that GSD holders receive cash in respect of their GSD interests may not exceed $233,200 ($5,277,800 - $5,044,600).

Employees	Number of Units under Plan	Maximum Benefit relating to the 2013 Non-Cash Dividends
COO	14,850	$31,482
Employees	4,400	$9,328
Directors	53,900	$114,268
Total ICP excluding termed employees and directors	73,150	$155,078
Former CEO	20,350	$43,142
All other former employees	8,250	$17,490
Former director	8,250	$17,490
Total former Board members and former employees	36,850	$78,122
Total maximum ICP to be paid	110,000	$233,200

13. Retention/ Incentive Bonus Plan:

In September 2013, our board of directors determined that it is in the best interests of the Company and its shareholders to pursue the actual disposition of the Company’s remaining assets and to complete the Company’s tax liquidation by means of the proposed merger of the Company and GSD with and into Gyrodyne, LLC, if approved and consummated. Following the proposed merger, Gyrodyne, LLC would operate with a business plan to dispose of the properties previously transferred from the Company to GSD (the “Contributed Properties”), and any other assets, in each case in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, our board of directors authorized a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and discretionary bonuses to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan consists of a bonus pool that would be funded with an amount equal to 5% of the specified appraised value of each of the Contributed Properties (to be set forth in the plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the chairman (10% for each of the other five directors) and 35% (the Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries in the Employee Pool are discretionary and shall be determined from time to time by the board of directors of the Company or its successor in consultation with its President.

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “Management Services Arrangements”).

14.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at June 30, 2014 and December 31, 2013.

15. Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount

2015	$3,768,000
2016	3,040,000
2017	2,270,000
2018	1,861,000
2019	1,605,000
Thereafter	3,637,000
$16,181,000

Other commitments and contingencies As of June 30, 2014, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	120,000
Total	$953,200

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

16. Recent Accounting Pronouncements:

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

17.   Fair Value of Financial Instruments:

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014		December 31, 2013
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$4,703,470	$4,703,470*	$3,380,864	$3,380,864

*The Company received $227,612 in principal repayments during the first six-months of 2014.

During 2012 and June 2014, the Company purchased mortgage backed securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cashflows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cashflow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

Fair Value Measurements:

The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$6,222,857	$—	$—	$6,222,857

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

The Company incurred a $200,000 impairment charge during the 6 months ended June 30, 2014. During the six months ended June 30, 2013 there was no impairment charge.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced an action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure action was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during 2014.

       The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of June 30, 2014, the carrying value of the Company’s investment was $0.

18.  Impairment of Real Estate Investments:

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

During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000 on real estate assets classified in continuing operations. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of the Port Jefferson Professional Park are below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value. There was no impairment charge incurred during the 6 months ended June 30, 2013.

19.  Accumulated Other Comprehensive Income:

       Accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 was $177,107 and $118,789, respectively. The balances were comprised of the following:

	June 30, 2014	December 31, 2013
Unrecorded loss on investments	$(6,855)	$(65,173)
Unrecorded gain on pension	183,962	183,962
Accumulated other comprehensive income	$177,107	$118,789

The change in other comprehensive income was restricted to unrealized gain or loss in marketable securities, a balance sheet item, and had no impact on net income. Therefore, there were no reclassifications from other comprehensive income to net income for the periods presented.

20.   Reclassifications:

Certain amounts in the prior period, including strategic alternative expenses previously included in general and administrative expenses in the condensed consolidated statement of operations have been reclassified to conform to the classification used in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and six-months ended June 30, 2014.

Cautionary Statement Concerning Forward- Looking Information. This Quarterly Report and the documents incorporated by reference into this Quarterly Report contain forward-looking statements about the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” “may,” “should,” “would,” “projects,” “continues” and similar expressions or the negative of these terms constitutes forward-looking statements that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and they are included in this Quarterly Report for the purpose of invoking these safe harbor provisions. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect. In September 2013, the Board of Directors approved a plan of liquidation intended to qualify as a tax liquidation, which included a plan of merger and other related transactions. The risks, uncertainties and changes in condition, significance, value and effect that could cause the Company’s actual results to differ materially from anticipated results include risks and uncertainties relating to the process of exploring strategic alternatives, risks associated with the Company’s ability to implement the tax liquidation, plan of liquidation or the plan of merger, the risk that the proceeds from the sale of our assets may not be sufficient to satisfy our obligations to our current and future creditors, the risk of shareholder litigation relating to the tax liquidation, the plan of liquidation or the plan of merger and other unforeseeable expenses related to the proposed liquidation, the tax treatment of condemnation proceeds, the effect of economic and business conditions, risks inherent in the real estate markets of Suffolk and Westchester Counties in New York, Palm Beach County in Florida and Fairfax County in Virginia, the ability to obtain additional capital to develop the Company’s existing real estate and other risks detailed from time to time in the Company’s SEC filings. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Overview

Gyrodyne Company of America, Inc. (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owned 100% of the interests (through GSD’s subsidiaries) in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to “we” or “our” to refer to the Company and GSD and “the Company's properties” or “GSD's properties” (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees or result in capital needs at GSD that might require additional capital from Gyrodyne, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating costs.

As of June 30, 2014 and December 31, 2013, the Company has an investment in three separate mortgages of approximately $13,370,000 and $13,841,000, respectively, which is eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate it previously owned. The previously owned real estate was included in a distribution to shareholders of ownership interests in Gyrodyne Special Distribution LLC (“GSD LLC”) on December 30, 2013 subject to the mortgages owned by the Company along with the Company retaining managing member control in GSD LLC. Additionally, the Company has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property, (“Grove Property”).

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

The Company believes it has qualified, and expects to continue to qualify as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). Accordingly, the Company generally will not be subject to federal and state income tax, with the exception of the taxable REIT subsidiary, Flowerfield Properties, Inc., provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT; However these activities must be conducted in an entity which elected to be treated as a taxable REIT subsidiary (“TRS”) under the Code. The Company has one taxable REIT subsidiary which is subject to federal and state income tax on the income from these activities.

The Company conducts its operations either directly or indirectly through (1) property owned subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. GSD is a property owner subsidiary in which the Company is the sole managing member with managerial authority and investment/disposition authority. Flowerfield Mortgage Inc. (“FMI”) is a lender subsidiary wholly owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

In addition, the Company, through its’ taxable REIT subsidiary, has an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property, the “Grove Property”. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser, which could enable future distributions to Gyrodyne. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during 2014.

Strategic Process

In July 2012, the Company received $167,530,657 (which is in addition to the initial payment of $26,315,000) from the State of New York in payment of the judgments in the Company’s favor in the Company’s condemnation litigation with the State which consisted of $98,685,000 in additional damages (the “2012 Proceeds”), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment, the State notified the Company of a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State.

In August 2012, the Company announced that it was undertaking a strategic review, which was designed to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger or other strategic combination, consistent with the Company’s stated goal of providing one or more tax efficient liquidity events to its shareholders. In August 2012, the Company retained Rothschild, Inc., as financial advisor, and Skadden, Arps, Slate, Meagher & Flom LLP, as legal advisor, and authorized a committee of its Board (the “Strategic Alternatives Committee”), to lead the strategic review process. Commencing in October 2012, the Company solicited interest in proposals to acquire the Company from over 260 entities, and, in March 2013, an information memorandum was circulated to over 30 entities who had executed nondisclosure agreements. In the several months thereafter, members of its Board and management met with several bidders, permitted such bidders to conduct due diligence and indicative bids were received from a number of parties. Some of such indicative bids were for the whole Company and others contemplated the sale of a partial interest to a bidder who would assume control, but none of such bids were fully developed or contained value parameters and other terms acceptable to the Company’s board.

Following a change in tax law in January 2013 reducing the recognition period applicable for the 2012 and 2013 taxable year to five years, the Company applied for a private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on August 28, 2013 (the “PLR”). The PLR concluded that the Company’s receipt of the 2012 Proceeds occurred outside of the applicable recognition period for 2012, thus permitting the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax but without incurring the built-in gains tax.

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

On September 13, 2013, the board declared a special dividend in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was to be paid in cash on December 30, 2013. The balance of the Special Dividend would consist of all of the equity interests of its subsidiary, Gyrodyne Special Distribution, LLC (“GSD”), another newly formed wholly-owned subsidiary of the Company, which would own 100% of the interests in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD.

In a meeting held on October 9, 2013, the board determined that in order to most clearly and directly accomplish its goal of distributing the $98.7 million as a return of capital to shareholders, and in light of relevant consideration of issues of business continuity, shareholder liquidity and timeliness of execution, the Company would pursue the tax liquidation by means of a merger of the Company into Gyrodyne, LLC, a New York limited liability company and wholly-owned subsidiary of the Company.

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Company in 2013. Giving effect to offsetting deductions, the Company determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Company declared an additional dividend, payable to the Company’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of interests in a global dividend note due June 30, 2017 (“Dividend Notes”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Notes bear interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Notes was paid in kind in the form of uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

In connection with the strategic process that resulted in the Special Dividend, the company incurred costs of $3.4 million for the 4% excise tax, $1.6 million for transaction costs, and approximately $5.1 million for Incentive Compensation Plan payments.

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contains, among other matters, the Board’s recommendation that the shareholders vote in favor of the plan of merger at the annual shareholders meeting for the year ended December 31, 2012. The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Company received additional comments from the SEC on May 29, 2014 and responded to such additional comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received further comments from the SEC on June 26, 2014 and responded to such further comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June, 5, 2014 the Company announced that a special meeting of shareholders would be held on August 14, 2014 at which the Company will ask the shareholders of record on June 30, 2014 (provided the meeting takes place prior to August 30, 2014) to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC.

The foregoing description of the Company’s strategic process is qualified in its entirety by the more in-depth description contained in such definitive proxy statement, which description is incorporated by reference into this Quarterly Report.

Economic Conditions

Healthcare Legislation: The Federal health care legislation enacted in 2010 has affected our medical office properties due to the direct impact on its tenant base. While the full impact cannot be known due to the multi-year phase in period of the legislation, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address higher patient volumes as well as combining practices with other professionals, or joining larger healthcare organizations including hospitals. As a result, in some cases our business has been impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates and (3) increased challenges in re-leasing space.

As of June 30, 2014, the average effective rental revenue per square foot adjusted for tenant improvements was $19.38 compared to $18.71 on December 31, 2013. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy

On December 30, 2013, the Company distributed to its shareholders all of the equity interests of GSD, which owned and continues to own 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. The Board has also approved the Plan of Merger, subject to the approval of shareholders of the Company holding at least two-thirds of the outstanding shares, pursuant to which the Company and GSD will be merged with and into Gyrodyne, LLC with the Company’s shareholders, holders of GSD equity interests and holders of interests in the Dividend Note all exchanging their respective interests for equity interests in Gyrodyne, LLC. On June, 5, 2014 the Company announced a special meeting of shareholders of Gyrodyne Company of America, Inc., will be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company will ask the shareholders of record on June 30, 2014 to authorize the plan of merger. Shareholders of record at the close of business on June 30, 2014, will be entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting takes place by August 30, 2014.

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. This strategy involves a balance between preserving capital and improving the market value of the real estate portfolio which we currently manage for GSD. Our objectives are as follows:

●	managing the real estate portfolio currently held by GSD to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	managing the sale of properties;
●	pursuing the re-zoning effort of the Flowerfield property on behalf of GSD to maximize its value;
●	focusing use of capital by the Company or GSD to that which preserves or improves the market value of GSD’s real estate portfolio;
●	maximizing Funds From Operations (“FFO”) and company adjusted FFO (“AFFO”);
●	managing the merger and liquidation process.

We believe these objectives will help us achieve our strategic objective in the long term and strengthen our business and enhance the value of our underlying real estate portfolio in the short term.

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

It is not required or anticipated that any shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by the Company’s Board, or if after the merger by Gyrodyne, LLC’s Board. The prices at which the various assets may be sold depends largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, U.S. and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

Assuming the merger is effected and completion of the liquidation of Gyrodyne, LLC’s assets took until December 31, 2016, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne, LLC would have a cash balance of approximately $43.6 million at the end of December 31, 2016. Such cash would equate to future post-merger liquidating distribution of $29.38 per share. For a further discussion see the definitive proxy filed on July 1, 2014 including the section titled The Estimated Distribution to Shareholders (including Estimated Distribution to holders of Gyrodyne, LLC shares), which is located on pages 67 through 69 inclusive.

Second Quarter 2014 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended June 30, 2014.

For a discussion of the Management Services Arrangement see footnote 4, Principles of Consolidation.

Under the aforementioned agreement, the Company received reimbursement of costs and management fees in the quarter ended June 30, 2014 of $1,582,064 and $100,395, respectively, and earned interest income on its debt facilities to GSD of $189,585.

Investments

During the three months ended June 30, 2014, the Company invested approximately $1.5 million in additional hybrid mortgage backed securities with AA and AAA rating fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the three months ended June 30, 2014 of approximately $119,000 from its investments in conforming agency fixed rate mortgage pass through securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The portfolio is currently generating a yield of approximately 2%.

Leasing

During the three months ended June 30, 2014, the Company executed 7 lease renewals encompassing approximately 8,000 square feet, and approximately $153,000 in annual revenue. In addition, the Company entered into 1 new lease encompassing approximately 1,000 square feet and $12,000 in annual revenue. The Company realized an increase in net deferred revenue of approximately $102,311.

The new leases and lease extensions signed during the quarter ended June 30, 2014 included tenant allowances which the Company estimates at a cost of approximately $5,000, and rent abatements of less than $43,000. The Company incurred approximately $16,000 in lease commissions during the second quarter ended June 30, 2014, affiliated with total commitment revenue over the term of the respective leases of approximately $784,000.

Lease terminations/defaults

There were five terminations during the three month period ending June 30, 2014, comprising approximately 5,000 square feet and approximately $74,000 in annual revenue. In addition to the terminations, there are two tenants in default at the Flowerfield Industrial Park. The Company concluded the eviction of one tenant which was associated with 1,000 square feet, $14,400 in annual revenue. As a result of the default, the Company incurred bad debt expense of approximately $12,000 and the Company received a judgment in the amount of approximately $18,000 for past rent and legal fees which the Company will not recognize until paid. The remaining tenant comprises approximately 6,000 square feet and $73,000 in annual rent plus tenant reimbursements. The default has resulted in approximately $21,000 in bad debt, of which approximately $6,000 was previously expensed through its allowance for bad debt. The Company is pursuing eviction proceedings which will include the pursuit of a personal judgment. The judgments from eviction proceedings for past rent and legal fees will not be recognized by the Company until paid.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. During 2012 through June 2014, medical office parks and industrial parks continued to face challenges to maintain both rental rates and occupancy. Rental revenues, excluding revenues included in discontinued operations, were $572,783 and $611,959 for the three months ended June 30, 2014, and March 31, 2014, respectively, a quarter over quarter decrease of $39,176. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue inclusive of rental revenue from discontinued operations, at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended June 30,2014	Three Months Ended March 31,2014
Industrial Park Rental Revenue	$380,695	$428,281
Combined Medical Park Rental Revenue	$725,493	$692,364

Occupancy Rate Industrial Park	74%	81%
Occupancy Rate Combined Medical Parks	85%	85%
Total Occupancy Rate	79%	83%
Average Effective Rental Rate Per Square Foot – Industrial Park	$13.97	$14.00
Effective Rental Rate Per Square Foot- Medical Parks	$24.03	$23.63
Average Total Effective Rental rate per square foot	$19.38	$19.04

Our leasing activity has resulted in total lease commitments as of June 30, 2014 and March 31, 2014 of $16,181,000 and $16,023,000, respectively. There was one new lease and seven renewals during the quarter, with the resulting annual revenue commitment partially offset by 5 terminations during the quarter. The Company has launched aggressive leasing strategies at each of its medical parks. During the second quarter the Company estimates approximately $24,000 of tenant incentives were provided to attract new tenants. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Retention/incentive bonus plan

In September 2013, our board of directors determined that it is in the best interests of the Company and its shareholders to pursue the actual disposition of the Company’s remaining assets and to complete the Company’s tax liquidation by means of the proposed merger of the Company and GSD with and into Gyrodyne, LLC, if approved and consummated. Following the proposed merger, Gyrodyne, LLC would operate with a business plan to dispose of the properties previously transferred from the Company to GSD (the “Contributed Properties”), and any other assets, in each case in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, our board of directors authorized a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and discretionary bonuses to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan consists of a bonus pool that would be funded with an amount equal to 5% of the specified appraised value of each of the Contributed Properties (to be set forth in the plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the chairman (10% for each of the other five directors) and 35% (the Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined from time to time by the board of directors of the Company or its successor in consultation with its President.

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “Management Services Arrangements”).

Proxy/Prospectus – Merger with GSD

The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June, 5, 2014 the Company announced that a special meeting of shareholders of Gyrodyne Company of America, Inc., will be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company will ask the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC., a subsidiary of the Company. Shareholders of record at the close of business on June 30, 2014, will be entitled to vote at the special meeting or its adjournment or postponement, if any, providing such meeting takes place by August 30, 2014.

Dividend note

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Company in 2013. Giving effect to offsetting deductions, the Company determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Company declared an additional dividend, payable to the Company’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of interests in a global dividend note due June 30, 2017 (“Dividend Notes”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Notes bear interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Notes was paid in kind in the form of uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

Discontinued operations

The Company entered into a brokerage agreement and began the process of marketing for sale the Cortlandt Manor Medical Center including the two neighboring lots and the Fairfax Medical Center.

Subsequent Events

Leasing- Subsequent to June 30, 2014, the Company signed three lease extensions encompassing 5,300 square feet and approximately $123,000 in annual revenue. In addition to the lease extensions, the Company signed two new leases totaling approximately 1,500 square feet and $36,000 in annual revenue. Offsetting the new leases and lease extensions was one termination of approximately 100 square feet and approximately $2,000 in annual revenue.

Shareholder Rights Plan- On July 25, 2014, the board of directors of the Company authorized an amendment to its shareholder rights agreement dated as of August 10, 2004 (the “Rights Agreement”) to extend the expiration of the rights pursuant to the Rights Agreement from August 11, 2014 to August 11, 2015. The amendment is not in response to any acquisition proposal and no other amendments were authorized to be made to the Rights Agreement.

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

The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”).

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

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD. The VIE holds mortgage obligations payable to a wholly-owned subsidiary of the Company of $13,369,800 and $13,840,889, as of June 30, 2014 and December 31, 2013, respectively. As previously discussed in the Company’s Annual Report filed on form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At June 30, 2014 and December 31, 2013, the net book value of GSD was approximately $17,278,000 and $19,058,000, respectively. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at June 30, 2014 and December 31, 2013. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. There were no investments accounted for under the equity method as of June 30, 2014 and December 31, 2013.

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

Gains on sales of real estate. Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Company sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

Assets Held For Sale and Discontinued Operations. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets as “Assets held for Sale”, with assets and liabilities being separately stated in the accompanying footnote. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

The definitive proxy statement/prospectus filed on July 1, 2014 includes a merger and plan of liquidation. If the shareholders approve the merger/plan of liquidation, then the Company will be required to adopt the Liquidation Basis of Accounting. Financial statements prepared using the liquidation basis of accounting are required to present real estate assets at the amount of the expected cash proceeds from liquidation.

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

Income taxes

Effective May 1, 2006, the Company has operated as a real estate investment trust (REIT) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 compared with the Three Months Ended June 30, 2013.

Rental revenues are comprised solely of rental income and amounted to $572,783 and $614,478 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $41,695 or 7%. The degradation in revenue was mainly driven by the one tenant in the Flowerfield Industrial Park who did not renew their lease in the first quarter of 2014. The Flowerfield Industrial Park occupancy rate at June 30, 2014 is approximately 74% compared to approximately 86% at June 30, 2013. The drop in revenue and occupancy rate was mainly the result of Stony Brook University terminating two of its four leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. Furthermore, we are continuing to work with the University on solutions to their real estate demands and believe that a portion of our available vacant space may meet some of their future needs. In addition, there were two lease defaults at the Flowerfield Industrial Park. One of the tenants was evicted early in the third quarter representing approximately 1,000 square feet and $14,400 in annual revenue plus tenant reimbursements. The remaining tenant comprises approximately 6,000 square feet and $73,000 in annual rent plus tenant reimbursements. The Company may terminate the defaulting tenant upon the earlier of the identification of a replacement tenant or a substantial continuous shortfall in the tenant’s ability to meet its current rent obligations.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $62,216 and $73,104 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $10,888 or approximately 15%. The tenant reimbursement decrease was mainly attributable to an approximate $12,000 decrease in tenant reimbursements at the Flowerfield Industrial Park, offset by an approximate $1,000 increase in the Port Jefferson Professional Park due to higher pass thru expenses. Due to local market competition, we are forecasting that renewal terms will continue to adversely affect both rental rates and tenant reimbursements.

Rental expenses for the three months ended June 30, 2014 and 2013 were $345,525 and $337,359, respectively, an increase of $8,166 or 2%. Approximately $6,000 of the increase was due to an increase in insurance premiums with the balance mainly comprised of an increase in real estate taxes.

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $579,616 and $584,763, respectively, a decrease of $5,147 or approximately 1%. The major contributing factor to the decrease was the reduction in pension costs of approximately $53,000 and a reduction in corporate governance of $17,000 offset by an increase in professional fees of approximately $31,000 and bad debt expense of $27,000.

Strategic alternative expenses for the three months ended June 30, 2014 and 2013 were $534,799 and $304,268, respectively, an increase of $230,531 or approximately 76%. This increase is mainly attributable to the fees related to the preparation of the definitive proxy statement filed on July 1, 2014 with the SEC. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the amended proxy prospectus filed on July 1, 2014. The merger is being voted on at a special shareholder meeting scheduled for August 14, 2014. Based on a proposed shareholder meeting of August 2014, the Company is projecting future quarterly strategic alternative costs related to the merger would be significantly less than those incurred in the three months ended June 30, 2014.

Depreciation expense for the three months ended June 30, 2014 and 2013 was $80,787 and $88,531, respectively, a decrease of $7,744 or 9%.

Impairment charges for the three months ended June 30, 2014 were $200,000. There were no impairment charges during the same period in 2013.

Interest income was $22,092 and $70,248 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $48,156. The decrease is mainly attributable to the significant reduction in its cash balances, and thereby related interest income, resulting from the Company’s cash dividend of $68,000,000 which was paid on December 30, 2013.

Interest expense for the three months ended June 30, 2014 and 2013 was $201,808 and $(38), respectively, an increase of $201,846. The increase in interest expense is the result of the Company’s issuance on January 31, 2014 of a Global Dividend Note, payable in kind (“Cash” or “PIK”) in the amount of $16,150,000, bearing interest (PIK) at 5% payable semiannually (PIK).

Net loss before condemnation and provision for income taxes was $1,285,444 and $557,053, for the three months ended June 30, 2014 and 2013, respectively. The primary factors driving the increase in loss was the increase in strategic alternative expenses and the interest expense on the dividend note, supplemented by the remaining items discussed above.

Condemnation income and expenses were not realized during the three months ended June 30, 2014 and 2013. The Company successfully concluded its condemnation case during the second quarter of 2012. The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

The Company did not have a benefit or provision for income taxes for the three months ended June 30, 2014 and 2013.

The Company is reporting a net loss from continuing operations of $1,285,444 and $557,053 for the three months ended June 30, 2014 and 2013, respectively. The primary factors driving the increase in loss were the increases in strategic alternative expenses of $230,531 the interest expense on the dividend note of $201,808, and the impairment charge of $200,000, supplemented by the remaining items discussed above.

The Company is reporting net income from discontinued operations of $135,176 and $112,316, for the three months ended June 30, 2014, and 2013, respectively. The increase in net income from discontinued operations is mainly attributable to an increase in the occupancy rate at the Fairfax Medical Center which was 91% at the end of June 2014 compared to 84% at June 2013.

The Company is reporting a net loss of $1,150,268 and $444,737 for the three months ended June 30, 2014 and 2013, respectively. The primary factors driving the increase in loss were the increases in the strategic alternative expenses of $230,531, the interest expense on the dividend note of $201,808 and the impairment charge of $200,000, supplemented by the remaining items discussed above.

The net loss from the non-controlling interest for the three months ended June 30, 2014 was $1,096,383. The Company did not have a non-controlling interest for the three months ended June 30, 2013. The non-controlling interest is comprised of Gyrodyne Special Distribution LLC which represents the non-cash portion of the first special dividend in 2013.

The net loss attributable to Gyrodyne Company of America for the three months ended June 30, 2014 and 2013 was $53,885 and $444,737, respectively.

Six Months Ended June 30, 2014 compared with the Six Months Ended June 30, 2013.

Rental revenues are comprised solely of rental income and amounted to $1,184,742 and $1,235,151 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $50,409 or 4%. The degradation in revenue was mainly driven by one tenant at the Flowerfield Industrial Park, Stony Brook University, who terminated two of its four leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. The Flowerfield Industrial Park occupancy rate at June 30, 2014 is 74% compared to approximately 86% at June 30, 2013. Furthermore, we are continuing to work with the University on solutions to their real estate demands and believe that a portion of our available vacant space may meet some of their future needs. In addition, there were two lease defaults at the Flowerfield Industrial Park. One of the tenants was evicted early in the third quarter representing approximately 1,000 square feet and $14,400 in annual revenue plus tenant reimbursements. The remaining tenant comprises of approximately 6,000 square feet and $73,000 in annual rent plus tenant reimbursements. The Company may terminate the defaulting tenant upon the earlier of the identification of a replacement tenant or a substantial continuous shortfall in the tenant’s ability to meet its current rent obligations. The Port Jefferson Professional Park also experienced net terminations resulting in a reduction in occupancy rate to 73% at June 30, 2014, compared to 76% at June 30, 2013. The reduction in revenue of approximately $8,700 was mainly the result of one lease termination in 2013 comprising 1,200 square feet and approximately $31,000 in annual revenue.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $178,862 and $197,193 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $18,331 or approximately 9%. The tenant reimbursement decrease was mainly attributable to the reduction in occupancy rates at both the Flowerfield Industrial Park and the Port Jefferson Professional Park.

Rental expenses for the six months ended June 30, 2014 and 2013 were $766,122 and $713,430, respectively, an increase of $52,692 or 7%. Approximately $44,000 of the increase was due to an increase in maintenance expenses and insurance premiums of $31,000 and $13,000, respectively, with the balance mainly comprised of an increase in utility costs.

General and administrative expenses for the six months ended June 30, 2014 and 2013 were $1,150,366 and $1,570,615, respectively, a decrease of $420,249 or approximately 27%. The major contributing factors were the mortgage prepayment penalties and related costs incurred in the first half of 2013 of approximately $254,000 (vs approximately $8,000 in 2014) and approximately $64,000 in restructuring charges. The remaining difference is mainly the reduction in pension expense of approximately $161,000 and a reduction in corporate governance of $52,000. The reductions were partially offset by an increase in compensation expense and benefit expenses of approximately $61,000 mainly due to hiring a permanent Chief Executive Officer. In the addition, the Company incurred an increase in accounting fees of $56,000 stemming from the strategic alternative process and the associated fees to service the Variable Interest Entity, Gyrodyne Special Distribution Company, LLC. The company also incurred approximately $27,000 in bad debt expense which was mainly attributable to two lease defaults at the Flowerfield Industrial Park, with both tenants facing eviction proceedings.

Strategic alternative expenses for the six months ended June 30, 2014 and 2013 were $872,541 and $645,629, respectively, an increase of $226,912 or approximately 35%. This increase is mainly attributable to the fees related to the preparation of the definitive proxy statement filed on July 1, 2014 with the SEC. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the amended proxy prospectus filed on July 1, 2014. The merger is being voted on at a special shareholder meeting scheduled for August 14, 2014. Based on a proposed shareholder meeting of August 2014, the Company is projecting future strategic alternative costs related to the merger would be significantly less than those incurred in the six months ended June 30, 2014.

Depreciation expense for the six months ended June 30, 2014 and 2013 was $161,999 and $173,263, respectively, a decrease of $11,264 or 7%.

Impairment charges for the six months ended June 30, 2014 was $200,000. There was no impairment charge during the same period of 2013.

Interest income was $45,924 and $128,629 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $82,705. The decrease is mainly attributable to the significant reduction in its cash balances, and thereby related interest income, resulting from the Company’s cash dividend of $68,000,000 which was paid on December 30, 2013.

Interest expense for the six months ended June 30, 2014 and 2013 was $336,346 and $5,748, respectively, an increase of $330,598. The increase in interest expense is the result of the Company’s issuance on January 31, 2014 of a Global Dividend Note, payable in kind (“Cash” or “PIK”) in the amount of $16,150,000, bearing interest (PIK) at 5% payable semiannually (PIK).

Net loss before condemnation and provision for income taxes was $2,077,846 and $1,547,712, for the six months ended June 30, 2014 and 2013, respectively. The primary factors driving the increase in loss was the increase in strategic alternative expenses and the interest expense on the dividend note, offset by the by the net remaining items discussed above.

Condemnation income and expenses were not realized during the six months ended June 30, 2014 compared to $2,360 during the comparable period in 2013. The Company successfully concluded its condemnation case during the second quarter of 2012. The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

The Company did not have a benefit or provision for income taxes for the six months ended June 30, 2014 and 2013.

The Company is reporting a net loss from continuing operations of $2,077,846 and $1,550,072 for the six months ended June 30, 2014 and 2013, respectively. The primary factors driving the increase in loss were the increases in strategic alternative expenses of $226,912 and the interest expense on the dividend note of $330,598, offset by the net remaining items discussed above.

The Company is reporting net income from discontinued operations of $255,920 and $222,558, for the six months ended June 30, 2014, and 2013, respectively. The increase in net income from discontinued operations is mainly attributable to an increase in the occupancy rate to at the Fairfax Medical Center which was 91% at the end of June 2014 compared to 84% at June 2013.

The Company is reporting a net loss of $1,821,926 and $1,327,514 for the six months ended June 30, 2014 and 2013, respectively. The primary factors driving the increase in loss were the increases in strategic alternative expenses of $226,921 and the interest expense on the dividend note of $330,598 offset by the net remaining items discussed above.

The net loss from the non-controlling interest for the six months ended June 30, 2014 was $1,780,113. The Company did not have a non-controlling interest for the three months ended June 30, 2013. The non-controlling interest is comprised of Gyrodyne Special Distribution LLC which represents the non-cash portion of the first special dividend in 2013.

The net loss attributable to Gyrodyne Company of America for the six months ended June 30, 2014 and 2013 was $41,813 and $1,327,514, respectively.

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

The Company has consolidated GSD’s financial statements with the Company’s because the Company is considered to be the primary beneficiary of GSD. The Company does not have any other variable interest entities. The consolidated variable interest entity assets and liabilities at June 30, 2014 and December 31, 2013 were $33,841,213 and $16,562,859 and $33,730,130 and $14,671,663, respectively. The Company monitors the credit quality of the mortgage obligations of GSD which are securitized by the underlying related medical property each of which resides in a single asset LLC. The discussion of the liquidity and capital resources is on a consolidated basis including the variable interest entity, GSD.

For a discussion on the Management Services Arrangement see footnote 4, Principles of Consolidation.

Cash Flows: As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through cash on hand. On June, 5, 2014 the Company announced a special meeting of shareholders of Gyrodyne Company of America, Inc., that will be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company will ask the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into a limited liability company, Gyrodyne, LLC. Shareholders of record at the close of business on June 30, 2014, will be entitled to vote at the special meeting or its adjournment or postponement, if any.

The Company filed the definitive proxy materials with the SEC on July 1, 2014, which included a Plan of Liquidation via a downstream merger into Gyrodyne, LLC (a newly formed wholly-owned subsidiary) which will be owned by the same shareholders as Gyrodyne. If the shareholders approve the proposed merger, the Company will be reporting under the Liquidation Basis of Accounting and expects to complete the sale of its assets and related distributions to shareholders by December 31, 2016.

As of June 30, 2014, the Company had cash and cash equivalents totaling approximately $6.3 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $4.7 million. The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of the merger/tax plan of liquidation over the next twelve months. The Company has approximately $11.1 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the strategic alternative expenses in pursuit of the merger/tax plan of liquidation. The Company estimated and reported in the proxy statement/prospectus filed on July1, 2014, under the heading “Estimated Cash Proceeds and Outlays: Indicated Distribution Range” total gross cash proceeds from the sale of its assets of approximately $45.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $43.6 million.

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

Net cash used in operating activities were $4,853,421 and $929,493 during the six months ended June 30, 2014 and 2013, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses. The cash used in the current period was primarily related to the payment of $2,850,199 Incentive Compensation payments to the Board of Directors and a former director that became payable on December 30, 2013, the payment date of the cash portion of the first special dividend of $68 million. In addition, the company paid approximately $970,000 to Rothschild in full satisfaction of its obligations under the contract with the Company.

Net cash (used in) provided by investing activities was $(1,848,423) and $306,484 during the six months ended June 30, 2014 and 2013, respectively. Cash used in investing activities in the current period was primarily the investment acquisition of mortgage backed securities of $1,491,900 supplemented by $509,986 in capital improvements to its real estate portfolio and land development costs of $74,149, partially offset by receipt of principal repayments of $227,612 on the investments in mortgage backed securities. Cash provided by investing activities in the prior period was primarily related to the receipt of principal repayments of approximately $645,000 on the investment made in 2012 partially offset by $284,978 capital improvements to its real estate portfolio and land development costs $53,834.

There was no cash provided by or used in financing activities in the current period. Net cash used in financing activities in the prior period was $5,013,415 and related to the principal prepayment and the prepayment penalties on the mortgage secured by the Port Jefferson Professional Park.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing. During 2013 interest rates on residential and commercial mortgages began to show signs of rising; however volatility in the economic recovery has generated mixed signals on when long term rates will settle on an upward trajectory.   The extended weak economy, unemployment and lack of liquidity combined with the impact of the Healthcare Legislation has resulted in an extensive reduction in occupancy rates and related rental rates across residential, commercial and medical office properties. In certain cases the Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company successfully increased its lease commitments to $16.2 million at June 30, 2014 compared to $16.0 and $15.5 million at March 31, 2014 and December 31, 2013, respectively, mainly attributable to signing new long term leases and migrating existing tenants to long term leases. However, while there is a consistent upward trend, the Company continues to face a competitive leasing environment which may adversely impact its ability to continue growing its lease commitments.

LIMITED PARTNERSHIP INVESTMENT

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed use development. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne may be required to recognize gain in 2014 and its deferred tax liability of $1,315,000.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (Global Dividend note and Global note for semi-annual June 15th interest payment)	$16,447,427	-	$16,447,427	-	-
Operating lease obligations	$11,731	$2,933	$5,866	$2,932	-
Total	$16,459,158	$2,933	$16,453,293	$2,932	-

Non-GAAP Supplemental Financial Measure: Funds from Operations (“FFO”)

The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as Net Income or loss calculated in accordance with GAAP, excluding extraordinary items , as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. NAREIT clarified its computation of FFO to exclude impairment charges on depreciable real estate owned directly or indirectly.

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

Historical cost accounting under GAAP measures implies that real estate asset values diminish over time. Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing a historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors. However, our FFO includes a material cost for condemnation litigation which other REITs may not incur. Condemnation is not an extraordinary item as defined by GAAP; therefore such costs were included in the computation of FFO. We disclose separately under Item 6 of the Form 10-K (Selected Financial Data) and in the Statement of Operations, our condemnation costs to enable the investors and analysts to compute the impact of condemnation on FFO.

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

Noncash adjustments to arrive at FFO included depreciation and amortization, impairment costs and the tax benefit under Section 1033 of the Internal Revenue Code. The tax benefit is from the rollover of the advance payment from condemnation of 245 acres. Under the definition of FFO, gain or loss from property transactions are excluded from FFO. There were no other NAREIT defined FFO adjustments contained in the operating results.

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

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net Loss	$(1,821,926)	$(1,327,514)	$(1,150,268)	$(444,737)
Depreciation and amortization
From continuing operations	161,999	173,263	80,787	88,531
From discontinued operations	320,554	297,407	160,873	149,786
Total Depreciation and amortization	482,553	470,670	241,660	238,317
Amortization of capitalized leasing costs	45,491	35,949	24,713	18,879
Impairment Charges	200,000	-	200,000	-
Funds from Operations (“FFO”)	$(1,093,882)	$(820,895)	$(683,895)	$(187,541)
Company adjustments to FFO
Restructuring costs	-	64,237	-	-
Costs to pursue strategic alternatives	872,541	645,629	534,799	304,268
Condemnation costs	-	2,360	-	-
Debt prepayment penalties and related costs	-	253,515	-	8,517
Dividend Note Interest	336,346	-	201,808	-
Amortization of dividend note costs	3,919	-	2,278	-

Company adjusted Funds from Operations (“AFFO”)	$118,924	$144,846	$54,990	125,244
Per share amounts – basic and diluted
Net loss	$(1.23)	$(0.90)	$(0.78)	$(0.30)
FFO	$(0.74)	$(0.55)	$(0.46)	$(0.13)
AFFO	$0.08	$0.10	$0.04	$.08

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2014. As of June 30, 2014, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2013.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of its board of directors (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund, on Behalf of Itself and All Others Similarly Situated v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action"). The plaintiff in the Action alleges that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the Merger and (ii) the Company and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Joint Proxy Statement/Prospectus. The plaintiff in the Action seeks, among other things, injunctive relief enjoining the Merger, requiring corrective disclosures in the Joint Proxy Statement/Prospectus, compensatory and/or rescissory damages, and interest, attorney’s fees, expert fees and other costs. On July 17, 2014, the Court signed an Order to Show Cause submitted by the plaintiff setting a return date of August 5, 2014 on plaintiff's motion for an order (a) preliminarily enjoining consummation of the Merger, (b) granting expedited discovery and (c) scheduling a hearing for continuation of a preliminary injunction after completion of expedited discovery. Plaintiffs’ motion has been fully briefed and submitted to the Court for resolution. The Defendants believe the lawsuit is without merit.

Gyrodyne Company of America, Inc. v. The State of New York

In July 2012, the Company received $167,530,657 from the State of New York (the “State”) in payment of the judgments in the Company’s favor in the Company's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the “2012 proceeds”), $1,474,941 for the Company’s costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment the Company was notified by the State of a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State of New York.

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

Items 2 through 5 are not applicable to the Company in the three months ended June 30, 2014.

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

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (9)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: August 8, 2014	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: August 8, 2014	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (9)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Filed as part of this report.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.