Form 10-Q
period 2014-09-30
GYRODYNE CO OF AMERICA INC
filed 2014-11-05
CIK 44689

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2014

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

On November 5, 2014, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.

QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
REAL ESTATE
Rental property:
Land	$1,733,693	$1,785,293
Building and improvements	11,307,442	11,205,934
Machinery and equipment	344,733	344,733
	13,385,868	13,335,960
Less accumulated depreciation	4,807,276	4,557,615
	8,578,592	8,778,345
Land held for development:
Land	558,466	558,466
Land development costs	1,923,822	1,823,847
	2,482,288	2,382,313
Total real estate, net	11,060,880	11,160,658

Assets held for sale	22,411,392	22,024,321
Cash and cash equivalents	4,377,093	13,048,827
Investment in marketable securities	6,071,506	3,380,864
Rent receivable, net of allowance for doubtful accounts of approximately $74,000 in 2014 and 2013	31,988	82,663
Deferred rent receivable	48,365	57,369
Prepaid expenses and other assets	350,848	618,279
Prepaid pension costs	586,401	608,807
Total Assets	$44,938,473	$50,981,788

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$250,523	$1,603,279
Accrued liabilities	513,515	3,246,403
Deferred rent liability	23,557	21,387
Tenant security deposits payable	253,100	271,658
Liabilities related to assets held for sale	365,923	381,966
Deferred income taxes	1,315,000	1,315,000
Dividend payable	682,033	-
Notes payable	16,447,427	16,144,614
Total Liabilities	19,851,078	22,984,307

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive income	118,219	118,789
Deficit	(9,863,126)	(9,119,471)
	9,732,486	10,476,711
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Gyrodyne Stockholders’ Equity	8,194,789	8,939,014
Non-controlling interest in GSD, LLC	16,892,606	19,058,467
Total equity	25,087,395	27,997,481
Total Liabilities and Equity	$44,938,473	$50,981,788

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Rental income	$1,762,890	$1,902,907	$578,148	$667,757
Rental income - tenant reimbursements	239,217	284,008	60,355	86,816
Total	2,002,107	2,186,915	638,503	754,573

Expenses
Rental expenses	1,140,057	1,051,013	373,935	337,583
General and administrative expenses	1,676,938	7,277,635	526,572	5,713,020
Strategic alternative expenses	1,246,096	2,803,021	373,555	2,151,392
Depreciation	249,660	264,321	82,042	91,058
Insurance claim recoveries in excess of cost	(184,339)	-	(184,339)	-
Impairment charges	200,000	2,100,000	-	2,100,000
Total	4,328,412	13,495,990	1,171,765	10,393,053

Other Income (Expense):
Interest income	78,526	188,066	32,602	59,437
Interest expense	(542,570)	(5,748)	(206,224)	-
Total	(464,044)	182,318	(173,622)	59,437

Net Loss before Condemnation Expense and Provision for Income Taxes	(2,790,349)	(11,126,757)	(706,884)	(9,579,043)
Expense on Condemnation	-	(2,360)	-	-
Net loss before Provision for Income Taxes	(2,790,349)	(11,129,117)	(706,884)	(9,579,043)
Benefit for Income Taxes	-	(58,182,122)	-	(58,182,122)
Net (loss) income from continuing operations	(2,790,349)	47,053,005	(706,884)	48,603,079
Discontinued Operations
Income from discontinued operations attributable to Gyrodyne	-	-	-	-
Income from discontinued operations attributable to non-controlling interest	562,866	327,471	301,327	104,911
Net (loss) income	(2,227,483)	47,380,476	(405,557)	48,707,990
Net Loss from Non-Controlling Interest in GSD, LLC	(2,165,861)	-	(385,748)	-
Net (loss) income Attributable to Gyrodyne	$(61,622)	$47,380,476	$(19,809)	$48,707,990
Net (loss) income attributable to Gyrodyne per common share:
From continuing operations	(0.04)	31.96	(0.01)	32.85
From discontinued operations	0.00	0.00	0.00	0.00
Total (loss) income -Basic and diluted	$(0.04)	$31.96	$(0.01)	$32.85
Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income attributable to Gyrodyne	$(61,622)	$47,380,476	$(19,809)	$48,707,990
Unrealized (loss) gain on investments	(570)	(92,293)	(58,888)	2,353
Comprehensive (loss) income attributable to Gyrodyne	(62,192)	47,288,183	(78,697)	48,710,343
Comprehensive loss attributable to non-controlling interest	(2,165,861)	-	(385,748)	-
Comprehensive (loss) income	$(2,228,053)	$47,288,183	$(464,445)	$48,710,343

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTSOF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,227,483)	$47,380,476
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	564,595	758,577
Impairment charges	200,000	2,100,000
Bad debt expense	45,000	30,000
Net periodic pension benefit cost	22,406	264,442
Deferred income taxes	-	(61,649,000)
Noncash interest expense	302,813	-
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Rent receivable	7,215	34,812
Deferred rent receivable	(90,907)	6,681
Prepaid expenses and other assets	129,312	(149,923)
(Decrease) increase in liabilities:
Accounts payable	(1,420,869)	1,911,545
Accrued liabilities	(2,700,510)	5,027,148
Deferred rent liability	13,678	55,372
Tenant security deposits	(10,374)	3,932
Total adjustments	(2,937,641)	(51,606,414)
Net cash used in operating activities	(5,165,124)	(4,225,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(712,473)	(499,983)
Land development costs	(102,925)	(80,751)
Purchase of marketable securities	(3,138,943)	-
Principal repayments of investments in marketable securities	447,731	865,941
Net cash (used in) provided by investing activities	(3,506,610)	285,207

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans payable	-	(5,013,415)
Net cash used in financing activities	-	(5,013,415)

Net decrease in cash and cash equivalents	(8,671,734)	(8,954,146)
Cash and cash equivalents at beginning of period	13,048,827	94,164,722
Cash and cash equivalents at end of period	$4,377,093	$85,210,576

Supplemental cash flow information:
Interest paid	$-	$26,676
Income and excise taxes paid	$133,000	$3,466,878

Noncash Investing and Financing Activities:
Dividend payable	$682,033	$98,685,000
Issuance of note to settle PIK interest	$302,813	$-

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company:

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

As of September 30, 2014, the Company had an investment in three separate mortgages due from GSD of approximately $13,130,800 and a receivable under a revolving line of credit of $3,000,459. The mortgages and revolving line of credit contain a 5% effective rate and both principal and interest are eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate owned by GSD. Additionally, the Company owns an estimated 9.32% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property (the “Grove Property”). For further information see Footnote 18.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement (the “GSD Agreement”). The GSD Agreement provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a cost-plus based management fee to be charged to GSD (see footnote 4 for additional detail on the methodology of the cost plus mark-up), which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. Pursuant to the GSD LLC agreement, the Company was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million, which amount the Company may determine from time to time. During the third quarter of 2014, the board of directors authorized an increase in the revolving line of credit to $3.5 million. The interest on the debt facilities payable by GSD to the Company is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

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

The Company conducts its operations either directly or indirectly through (1) property owning subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. The Company is the sole managing member of GSD with managerial authority and investment/disposition authority. Flowerfield Mortgage Inc. (“FMI”) is a lender subsidiary wholly owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contains, among other matters, the Board’s recommendation that the shareholders vote in favor of a plan of merger. The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June 5, 2014, the Company announced that a special meeting of shareholders of Gyrodyne Company of America, Inc., would be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company was asking the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC, a subsidiary of the Company. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting takes place by August 30, 2014. On August 25, 2014, the Company announced the postponement of the special meeting. The Company rescheduled the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the proposed merger and changed the shareholder record date to October 31, 2014. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares represented by delivered proxy cards have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law. Accordingly, on November 4, 2014, the Company announced a further postponement of the special meeting until the first half of 2015. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction.

2.	Significant accounting policies:

The below disclosures are in addition to the significant accounting policies disclosed on Form 10-K for the year ended December 31, 2013.

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

Gains on sales of real estate - Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent GSD sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

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

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and nine-month periods ended September 30, 2014 and 2013.

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

The results of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct activities of GSD that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. GSD owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD to the Company’s shareholders on December 30, 2013. GSD owes mortgage obligations payable to a wholly owned subsidiary of the Company of $13,130,802 and $13,840,889 as of September 30, 2014 and December 31, 2013, respectively. As previously discussed in the Company’s 2013 Annual Report filed on Form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At September 30, 2014 and December 31, 2013, the net book value of GSD was approximately $16,893,000 and $19,058,000, respectively. GSD is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of GSD. As a result, the Company could be held liable for current and future obligations of GSD, and in turn it would be the Company’s obligation to seek reimbursement from GSD.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at September 30, 2014. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated. There were no investments accounted for under the equity method as of September 30, 2014.

Management Services Arrangements

Under GSD’s Amended and Restated Limited Liability Company Agreement, Gyrodyne, in its capacity as managing member of GSD, is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. Gyrodyne also is obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million, which Gyrodyne may determine from time to time. During the third quarter of 2014, the board of directors authorized an increase in the revolving line of credit to $3.5 million.

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

Our consolidated assets at September 30, 2014 and December 31, 2013 include total assets of $33,811,227 and $33,730,130, respectively, of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets, prior to reclassifying applicable items to discontinued operations, include real estate of $32,790,481 and $32,739,678, deferred rent of $306,616 and $215,709, rent receivable of $43,614 and $0, and prepaid and other assets of $670,516 and $774,743, respectively. Our consolidated liabilities at September 30, 2014 and December 31, 2013, prior to reclassifying applicable items to discontinued operations, include liabilities of a VIE consisting of $463,737 and $474,111, respectively of tenant security deposits, accounts payable of $183,645 and $0, respectively, accrued liabilities of $32,378 and $0, respectively, and deferred rent liability of $107,600 and $93,922, respectively. The VIE also has mortgages payable, prior to reclassifying applicable items to discontinued operations, to a wholly-owned subsidiary of Gyrodyne of $13,130,802 and $13,840,889, respectively and an outstanding balance in a revolving debt facility of $3,000,459 and $254,740 at September 30, 2014 and December 31, 2013, respectively, that are eliminated in consolidation.

The tables below are the unaudited consolidating September 30, 2014 Balance Sheet and Statement of Operations reflecting the operations of Gyrodyne Company of America, Inc. and subsidiaries and GSD.

	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated

ASSETS
REAL ESTATE
Rental property:
Land	$-	$1,733,693	$1,733,693	$-	$1,733,693
Building and improvements	-	11,307,442	11,307,442	-	11,307,442
Machinery and equipment	-	344,733	344,733	-	344,733
	-	13,385,868	13,385,868	-	13,385,868
Less accumulated depreciation	-	4,807,276	4,807,276	-	4,807,276
	-	8,578,592	8,578,592	-	8,578,592
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	1,923,822	1,923,822	-	1,923,822
	-	2,482,288	2,482,288	-	2,482,288
Total real estate, net	-	11,060,880	11,060,880	-	11,060,880
Assets held for sale	-	22,411,392	22,411,392	-	22,411,392
Cash and cash equivalents	4,377,093	-	4,377,093	-	4,377,093
Investment in marketable securities	6,071,506	-	6,071,506	-	6,071,506
Rent receivable, net of allowance for doubtful accounts of approximately $74,000	-	31,988	31,988	-	31,988
Deferred rent receivable	-	48,365	48,365	-	48,365
GSD Line of Credit	3,000,459	-	3,000,459	(3,000,459)	-
Prepaid expenses and other assets	92,246	258,602	350,848	-	350,848
Prepaid pension costs	586,401	-	586,401	-	586,401
Mortgage receivable	13,130,802	-	13,130,802	(13,130,802)	-
Total Assets	$27,258,507	$33,811,227	$61,069,734	$(16,131,261)	$44,938,473

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$105,743	$144,780	$250,523	$-	$250,523
Accrued liabilities	513,515	-	513,515	-	513,515
Deferred rent liability	-	23,557	23,557	-	23,557
Tenant security deposits payable	-	253,100	253,100	-	253,100
Liabilities related to assets held for sale	-	9,667,675	9,667,675	(9,301,752)	365,923
GSD Line of Credit	-	3,000,459	3,000,459	(3,000,459)	-
Mortgage Payable	-	3,829,050	3,829,050	(3,829,050)	-
Deferred income taxes	1,315,000	-	1,315,000	-	1,315,000
Dividend payable	682,033		682,033		682,033
Notes payable	16,447,427	-	16,447,427	-	16,447,427
Total Liabilities	19,063,718	16,918,621	35,982,339	(16,131,261)	19,851,078

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	-	1,723,888	-	1,723,888
Additional paid-in capital	17,753,505	-	17,753,505	-	17,753,505
Accumulated other comprehensive income	118,219	-	118,219	-	118,219
Deficit	(9,863,126)	(2,173,862)	(12,036,988)	2,173,862	(9,863,126)
	9,732,486	(2,173,862)	7,558,624	2,173,862	9,732,486
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	8,194,789	(2,173,862)	6,020,927	2,173,862	8,194,789
Non-controlling interest in GSD, LLC		19,066,468	19,066,468	(2,173,862)	16,892,606
Total equity	8,194,789	16,892,606	25,087,395	-	25,087,395
Total Liabilities and Equity	$27,258,507	$33,811,227	$61,069,734	$(16,131,261)	$44,938,473

Consolidated Statement of Operations – Nine Months Ended September 30, 2014

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated
Revenues
Rental income	$-	$1,762,890	$1,762,890	-	$1,762,890
Rental income - tenant reimbursements	-	239,217	239,217	-	239,217
Other income	3,883,142	-	3,883,142	(3,883,142)	-
Total	3,883,142	2,002,107	5,885,249	(3,883,142)	2,002,107

Expenses
Reimbursable expenses	1,150,057	-	1,150,057	(1,150,057)	-
Rental expenses	-	1,178,942	1,178,942	(38,885)	1,140,057
General and administrative expenses	1,676,938	1,544,988	3,221,926	(1,544,988)	1,676,938
Strategic alternative expenses	1,246,096	1,149,212	2,395,308	(1,149,212)	1,246,096
Depreciation	-	249,660	249,660	-	249,660
Insurance claim recoveries in excess of cost	-	(184,339)	(184,339)	-	(184,339)
Impairment charges	-	200,000	200,000	-	200,000
Total	4,073,091	4,138,463	8,211,554	(3,883,142)	4,328,412

Other Income (Expense):
Interest income	281,679	-	281,679	(203,153)	78,526
Interest expense	(542,570)	(203,153)	(745,723)	203,153	(542,570)
Total	(260,891)	(203,153)	(464,044)	-	(464,044)
Net Loss from continued operations	(450,840)	(2,339,509)	(2,790,349)	-	(2,790,349)
Net Income from discontinued operations	389,218	173,648	562,866	-	562,866
Net Loss	$(61,622)	$(2,165,861)	$(2,227,483)	$-	$(2,227,483)

Consolidated Statement of Operations – Three Months Ended September 30, 2014

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated

Revenues
Rental income	$-	$578,148	$578,148	$-	$578,148
Rental income – tenant reimbursements	-	60,355	60,355	-	60,355
Other income	1,227,109	-	1,227,109	(1,227,109)	-
Total rental income	1,227,109	638,503	1,865,612	(1,227,109)	638,503

Expenses
Reimbursable expenses	383,935	-	383,935	(383,935)	-
Rental expenses	-	388,881	388,881	(14,946)	373,935
General and administrative expenses	526,572	483,717	1,010,289	(483,717)	526,572
Strategic alternative expenses	373,555	344,511	718,066	(344,511)	373,555
Depreciation	-	82,042	82,042	-	82,042
Insurance claim recoveries in excess of cost	-	(184,339)	(184,339)	-	(184,339)
Impairment charges	-	-	-	-	-
Total	1,284,062	1,114,812	2,398,874	(1,227,109)	1,171,765

Other income (expense):
Interest income	115,632	-	115,632	(83,030)	32,602
Interest expense	(206,224)	(83,030)	(289,254)	83,030	(206,224)
Total	(90,592)	(83,030)	(173,622)	-	(173,622)
Net loss from continued operations	(147,545)	(559,339)	(706,884)	-	(706,884)
Net income from discontinued operations	127,736	173,591	301,327	-	301,327
Net loss	$(19,809)	$(385,748)	$(405,557)	$-	$(405,557)

6.	Real Estate Assets Held for Sale and Discontinued Operations:

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

	Assets Held for Sale
	9/30/2014	12/31/2013
Property
Cortlandt Manor Medical Center (1)	$8,189,751	$8,272,231
Fairfax Medical Center	13,539,850	13,306,789
Accounts receivable	11,626	13,166
Deferred rent receivable	258,251	158,340
Prepaid expenses and other	411,914	273,795
Total Assets Held for Sale	$22,411,392	$22,024,321

	Liabilities Related to Real Estate Assets Held for Sale
	9/30/2014	12/31/2013
Accounts payable	$38,865	$106,978
Accrued liabilities	32,378	-
Deferred rent liability	84,043	72,535
Tenant security deposit payable	210,637	202,453
Total Liabilities Related to Real Estate Assets Held for Sale	$365,923	$381,966

(1)	The Cortlandt Manor Medical Center is inclusive of the two adjacent lots.

The results of operations and the gains or losses from operating properties that are held for sale and or disposed of in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall, these assets and their liabilities are separately stated on the accompanying condensed consolidated balance sheets as “assets held for sale” or liabilities related to assets held for sale. Gains and losses, the results of operations, interest expense, and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as income from discontinued operations.

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2014 and 2013 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental income	$533,784	$488,603	$1,575,875	$1,457,539
Rental income - tenant reimbursements	41,265	37,274	152,925	145,478
Total rental income	575,049	525,877	1,728,800	1,603,017

Expenses
Rental Expenses	273,722	269,139	850,999	826,312
Depreciation	-	151,827	314,935	449,234
Total expenses	273,722	420,966	1,165,934	1,275,546

Net income from discontinuing operations	$301,327	$104,911	$562,866	$327,471

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any impairment charges in discontinued operations, relating to real estate assets that were classified as held for sale.

During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000 on real estate assets classified in continuing operations. (See footnote 19)

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Amortized cost	$6,137,249	$3,446,037
Gross Unrealized Losses	(65,743)	(65,173)
Fair Value*	$6,071,506	$3,380,864

*The Company received $447,731 in principal repayments during the nine months ended September 30, 2014

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At September 30, 2014 and December 31, 2013, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 18 – Fair Value of Financial Instruments. None of the securities with an unrealized loss at September 30, 2014 is considered to be other-than-temporarily impaired; therefore the unrealized loss was reported in the Consolidated Statement of Comprehensive Income (Loss).

8.	Notes Payable:

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Company in 2013. Giving effect to offsetting deductions, the Company determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Company declared an additional dividend, payable to the Company’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of interests in a global dividend note due June 30, 2017 (“Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of uncertificated interests in a global subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

	June 30, 2014	December 31, 2013
Global Dividend Note Payable	$16,144,614	$16,144,614
Global Note Payable	302,813	-
Total Notes Payable	$16,447,427	$16,144,614

9.	Dividend payable

On September 12, 2014, the Board of Directors declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of Gyrodyne common stock. The dividend will be payable in the form of non-transferrable interests in a subordinated dividend note, unless Gyrodyne’s Board of Directors otherwise determines to pay all or part of such dividend in cash and subject to any applicable law, rule or regulation. The dividend will be payable on December 31, 2014 to all shareholders of record on September 26, 2014. The dividend is intended to prevent the imposition of federal corporate income tax on the Company's undistributed 2013 REIT taxable income.

10.	Earnings per Share:

Basic earnings per common share are computed by dividing net income (loss), attributable to Gyrodyne, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of September 30, 2014, and 2013.

	Nine Months Ended September 30,
BASIC	2014	2013
Net (loss) income attributable to Gyrodyne:
Continuing operations	$(61,622)	$47,380,476
Discontinued operations	-	-
Net (loss) income attributable to Gyrodyne	(61,622)	47,380,476
Weighted average number of common shares outstanding	1,482,680	1,482,680
Net (loss) income per common share attributable to Gyrodyne (“EPS”):
Continuing operations	$(0.04)	$31.96
Discontinued operations	-	-
Net (loss) income per common share attributable to Gyrodyne (“EPS”)	$(0.04)	$31.96

11.	Income Taxes:

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

Deferred income tax liabilities consist of the following:

	September 30,	December 31,
	2014	2013

Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$(1,315,000)	$(1,315,000)
Net Deferred Income Taxes	$(1,315,000)	$(1,315,000)

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

12.	Retirement Plans:

On November 25, 2013 the Company’s Board voted to terminate the noncontributory defined benefit pension plan (the “Plan”), subject to regulatory approval, and has begun the process of termination. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and to the Pension Benefit Guarantee Corporation (“PBGC”) in August 2014. Both the PBGC and the IRS must approve the termination. The Company expects to receive the approval from the PBGC and the IRS in the fourth quarter of 2014.

As a result of the Board’s vote to terminate the pension plan, on February 28, 2014 the non-vested benefits became fully vested, and the effects of future contribution levels will cease to be an obligation. The Pension plan has an accumulated net unrecognized gain. Any gain (loss) from termination will be added to (netted against) the unrecognized pension gain and recognized in the financial statements.

The Plan contains two options for employees and beneficiaries to choose from upon termination of the Plan; Annuity or Lump Sum. The below pension asset reflects an annuity obligation where assets will exceed the obligations.

The following table provides the components of net periodic pension benefit cost for the Plan for the three and nine months ended September 30, 2014 and 2013 including the required and expected contributions:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Pension Benefits
Service Cost	$139,280	$195,775	$46,427	$65,258
Interest Cost	137,126	188,726	45,708	62,909
Expected Return on Plan Assets	(270,932)	(244,639)	(90,310)	(81,546)
Amortization of prior service costs	16,932	16,932	5,644	5,644
Amortization of Actuarial Loss	-	107,648	-	35,883
Net Periodic Pension Benefit Cost After Curtailments and Settlements	$22,406	$264,442	$7,469	$88,148
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$-	$-	$-	$-

During the three and nine-months ended September 30, 2014 and 2013, the Company did not make any contribution to the Plan. The Company does not have a minimum required contribution for the December 31, 2014 plan year. As a result of the termination of the pension plan, the Company may have to make a contribution of up to approximately $1,600,000 to satisfy the lump sum payment options and to purchase annuities.

13.	Incentive Compensation Plan:

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

Employees	Number of Units under Plan	Maximum Benefit relating to the 2013 Non-Cash Dividends
COO	14,850	$31,482
Employees	4,400	$9,328
Directors	53,900	$114,268
Total ICP excluding termed employees and directors	73,150	$155,078
Former CEO	20,350	$43,142
All other former employees	8,250	$17,490
Former director	8,250	$17,490
Total former Board members and former employees	36,850	$78,122
Total maximum ICP to be paid	110,000	$233,200

14.	Retention/ Incentive Bonus Plan:

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

15.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at September 30, 2014 and December 31, 2013.

16.	Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending September 30,	Amount

2015	$3,789,000
2016	3,044,000
2017	2,262,000
2018	1,941,000
2019	1,567,000
Thereafter	3,126,000
$15,729,000

Other commitments and contingencies As of September 30, 2014, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	120,000
Total	$953,200

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

Under Company policy the aggregate severance commitment contingency to other employees is approximately $120,000.

17.	Recent Accounting Pronouncements:

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2014. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

18.	Fair Value of Financial Instruments:

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014		December 31, 2013
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$6,071,506	$6,071,506*	$3,380,864	$3,380,864

*The Company received $447,731 in principal repayments during the first nine-months of 2014.

During 2012 and June through July 2014, the Company purchased mortgage backed securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

Fair Value Measurements:

The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,181,331	$—	$—	$6,181,331

	Balance	Fair Value Measurements Using
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,508,394	$—	$—	$6,508,394

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

The Company incurred a $200,000 impairment charge during the 9 months ended September 30, 2014. During the nine months ended September 30, 2013 the Company incurred an impairment charge of $2,100,000.

       The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced an action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure action was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company has a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove. Gyrodyne does anticipate it will be required to recognize its deferred tax liability during the fourth quarter of 2014.

       The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions; therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value. The Company is accounting for the investment under the equity method. As of September 30, 2014, the carrying value of the Company’s investment was $0.

19.	Impairment of Real Estate Investments:

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

During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000 on real estate assets classified in continuing operations. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of the Port Jefferson Professional Park are below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value. There was no impairment charge during the three months ended September 30, 2014. There was an impairment charge of $2,100,000 incurred during the 9 months ended September 30, 2013.

20.	Accumulated Other Comprehensive Income:

       Accumulated other comprehensive income as of September 30, 2014 and December 31, 2013 was $118,219 and $118,789, respectively. The balances were comprised of the following:

	September 30, 2014	December 31, 2013
Unrecorded loss on investments	$(65,743)	$(65,173)
Unrecorded gain on pension	183,962	183,962
Accumulated other comprehensive income	$118,219	$118,789

The change in other comprehensive income was restricted to unrealized gain or loss in marketable securities, a balance sheet item, and had no impact on net income. Therefore, there were no reclassifications from other comprehensive income to net income for the periods presented.

21.	Reclassifications:

Certain amounts in the prior period, including strategic alternative expenses previously included in general and administrative expenses in the condensed consolidated statement of operations have been reclassified to conform to the classification used in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2014.

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

Overview

Gyrodyne Company of America, Inc. (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owns 100% of the interests (through GSD’s subsidiaries) in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to "we" or "our" to refer to the Company and GSD and "the Company's properties" or "GSD's properties" (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees or result in capital needs at GSD that might require additional capital from Gyrodyne, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating costs.

As of September 30, 2014 and December 31, 2013, the Company has an investment in three separate mortgages of approximately $13,130,800 and $13,841,000, respectively, which is eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate it previously owned. The previously owned real estate was included in a distribution to shareholders of ownership interests in Gyrodyne Special Distribution LLC (“GSD LLC”) on December 30, 2013 subject to the mortgages owned by the Company along with the Company retaining managing member control in GSD LLC. Additionally, the Company provides a revolving line of credit facility to GSD which is currently capped at $3.5 million and has an outstanding balance of $3,000,459.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement which provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a full cost mark-up based management fee to be charged to GSD equal to reimbursement of expenses plus a mark-up of 8.5%, which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. In connection with such management services, the Company was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million which the Company may determine from time to time. During the third quarter of 2014, the board of directors authorized an increase in the revolving line of credit to $3.5 million. The interest income on the debt facilities provided to GSD is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

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

Strategic Process

In July 2012, the Company received $167,530,657 (which was in addition to the initial payment of $26,315,000) from the State of New York in payment of the judgments in the Company’s favor in the Company’s condemnation litigation with the State and consisted of $98,685,000 in additional damages (the “2012 Proceeds”), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment, the State notified the Company of a $29,000 overpayment, which the Company returned, due to an error in the interest calculation by the State.

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

On September 13, 2013, the board declared a special dividend in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash on December 30, 2013. The balance of the Special Dividend consisted of all of the equity interests of its subsidiary, Gyrodyne Special Distribution, LLC (“GSD”), another newly formed wholly-owned subsidiary of the Company, which would own 100% of the interests in the Company’s former real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD.

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

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contained, among other matters, the Board’s recommendation that the shareholders vote in favor of the plan of merger at the annual shareholders meeting for the year ended December 31, 2012. The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Company received additional comments from the SEC on May 29, 2014 and responded to such additional comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received further comments from the SEC on June 26, 2014 and responded to such further comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June, 5, 2014 the Company announced that a special meeting of shareholders would be held on August 14, 2014 at which the Company was asking the shareholders of record on June 30, 2014 (provided the meeting takes place prior to August 30, 2014) to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC. The Company rescheduled the special meeting to December 5, 2014 to allow additional time for shareholders to vote and changed the shareholder of record date to October 31, 2014. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law. Accordingly, on November 4, 2014, the Company announced a further postponement of the special meeting until the first half of 2015. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction.

On September 15, 2014, the Board of Directors declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of Gyrodyne common stock. The dividend will be payable in the form of non-transferrable interests in a dividend note, unless Gyrodyne’s Board of Directors otherwise determines to pay all or part of such dividend in cash and subject to any applicable law, rule or regulation. The dividend will be payable on December 31, 2014 to all shareholders of record on September 26, 2014. The dividend is intended to prevent the imposition of federal corporate income tax on Gyrodyne’s undistributed 2013 REIT taxable income.

The foregoing description of the Company’s strategic process is qualified in its entirety by the more in-depth description contained in such definitive proxy statement, which description is incorporated by reference into this Quarterly Report.

Economic Conditions

Health Care Legislation: The Federal health care legislation enacted in 2010 has affected our medical office properties due to the direct impact on its tenant base. While the full impact cannot be known due to the multi-year phase in period of the legislation, medical professionals are reviewing their real estate options which include remaining status quo, increasing tenant space to address higher patient volumes as well as combining practices with other professionals, or joining larger healthcare organizations including hospitals. As a result, in some cases our business has been impacted by factors including (1) difficulty transitioning doctors to longer term leases, (2) difficulty raising rates and (3) increased challenges in re-leasing space.

As of September 30, 2014, the average effective rental revenue per square foot adjusted for tenant improvements was $19.79 compared to $18.71 on December 31, 2013. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy

On December 30, 2013, the Company distributed to its shareholders all of the equity interests of GSD, which owned and continues to own 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. The Board has also approved the Plan of Merger, subject to the approval of shareholders of the Company holding at least two-thirds of the outstanding shares, pursuant to which the Company and GSD will be merged with and into Gyrodyne, LLC with the Company’s shareholders, holders of GSD equity interests and holders of interests in the Dividend Note all exchanging their respective interests for equity interests in Gyrodyne, LLC. On September 25, 2014, the Company announced the 2014 Annual meeting and the previously postponed special meeting to vote on the proposed merger will be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger. Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law. Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed until the first half of 2015. At the special meeting, the Company will ask the shareholders as of the record date to authorize the plan of merger. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction.

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

Third Quarter 2014 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended September 30, 2014.

For a discussion of the Management Services Arrangement see Footnote 4, Principles of Consolidation.

Under the aforementioned agreement, the Company received reimbursement of costs and management fees in the quarter ended September 30, 2014 of $1,421,471 and $89,727, respectively, and earned interest income on its debt facilities to GSD of $200,399.

Investments

During the three months ended September 30, 2014, the Company invested approximately $1.6 million in additional hybrid mortgage backed securities with AA and AAA rating fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the three months ended September 30, 2014 of approximately $220,000 from its investments in conforming agency fixed rate mortgage pass through securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The portfolio is currently generating a yield of approximately 2%.

Leasing

During the three months ended September 30, 2014, the Company executed nine lease renewals encompassing approximately 15,000 square feet, and approximately $292,000 in annual revenue. In addition, the Company entered into four new leases encompassing approximately 2,000 square feet and $47,000 in annual revenue. The Company realized a decrease in net deferred revenue of $18,194 between June 30 and September 30, 2014.

The new leases and lease extensions signed during the quarter ended September 30, 2014 included tenant allowances which the Company estimates at a cost of approximately $83,000, and rent abatements of approximately $16,000. The Company incurred approximately $16,000 in lease commissions during the third quarter ended September 30, 2014, affiliated with total commitment revenue over the term of the respective leases of approximately $639,000.

Lease terminations/defaults

There were four terminations during the three month period ended September 30, 2014, comprising approximately 10,000 square feet and approximately $138,000 in annual revenue, inclusive of one tenant in default, who was evicted, at the Flowerfield Industrial Park. There was no bad debt expense in the three month period ended September 30, 2014 relating to the default. The Company received a judgment on the default totaling approximately $42,000 for past rent and legal fees which the Company will not recognize until paid.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. During 2012 through September 2014, medical office parks and industrial parks continued to face challenges to maintain both rental rates and occupancy. Rental revenues, excluding revenues included in discontinued operations, were $578,148 and $572,783 for the three months ended September 30, 2014, and June 30, 2014, respectively, a quarter over quarter increase of $5,365. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue inclusive of rental revenue from discontinued operations, at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended September 30, 2014	Three Months Ended June 30, 2014
Industrial Park Rental Revenue	$383,230	$380,695
Combined Medical Park Rental Revenue	$728,702	$725,493

Occupancy Rate Industrial Park	72%	74%
Occupancy Rate Combined Medical Parks	85%	85%
Total Occupancy Rate	78%	79%
Average Effective Rental Rate Per Square Foot – Industrial Park	$14.57	$13.97
Effective Rental Rate Per Square Foot- Medical Parks	$24.20	$24.03
Average Total Effective Rental rate per square foot	$19.79	$19.38

Our leasing activity has resulted in total lease commitments as of September 30, 2014 and June 30, 2014 of $15,729,000 and $16,181,000, respectively. There were four new leases and nine renewals during the quarter, with the resulting annual revenue commitment partially offset by four terminations during the quarter. The Company has launched aggressive leasing strategies at each of its medical parks. During the third quarter the Company estimates approximately $99,000 of tenant incentives, inclusive of rent abatements of approximately $16,000, were provided to attract new tenants. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined from time to time by the board of directors of the Company or its successor in consultation with its President.

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “Management Services Arrangements”). There were no bonus payments made during the three and nine months ended September 30, 2014.

Proxy/Prospectus – Merger with GSD

The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On September 25, 2014, the Company announced the Annual and special meetings will be held coextensive on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger. Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law. Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed until the first half of 2015. At the special meeting, the Company will ask the shareholders of the record date to authorize the plan of merger. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction.

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

Discontinued operations

The Company is in the process of marketing for sale the Cortlandt Manor Medical Center including the two neighboring lots and the Fairfax Medical Center.

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

Subsequent Events

Leasing- Subsequent to September 30, 2014, the Company signed four lease extensions and one expansion encompassing approximately 7,400 square feet and approximately $128,000 in annual revenue. There were no new leases or terminations.

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

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD. The VIE holds mortgage obligations payable to a wholly-owned subsidiary of the Company of $13,130,802 and $13,840,889, as of September 30, 2014 and December 31, 2013, respectively. As previously discussed in the Company’s Annual Report filed on form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At September 30, 2014 and December 31, 2013, the net book value of GSD was approximately $16,893,000 and $19,058,000, respectively. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method as of September 30, 2014 and December 31, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared with the Three Months Ended September 30, 2013.

Rental revenues are comprised solely of rental income and amounted to $578,148 and $667,757 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $89,609 or 13%. The degradation in revenue was mainly driven by the drop in occupancy at the Flowerfield Industrial Park to 72% at September 30, 2014 compared to approximately 83% at September 30, 2013. The drop in revenue was mainly driven by three tenants in the Flowerfield Industrial Park who terminated four of their leases and downsized a fifth lease by 2,170 square feet. The five terminations/downsizes comprise approximately 18,000 square feet and rental revenue per month of approximately $21,000. One of the tenants was Stony Brook University (the “University”), who terminated two of its three leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. Furthermore, we are continuing to work with the University on solutions to their real estate demands and believe that a portion of our available vacant space may meet some of their future needs. In addition, a second tenant terminated two of its leases in two stages, January and September of 2014, comprising approximately 7,000 square feet and approximately $100,000 in annual revenue. In addition, there were two lease defaults, comprising approximately 7,000 square feet and approximately $87,000 in annual rental revenue plus tenant reimbursements. Both tenants were evicted in the third quarter. The Port Jefferson Professional Park also experienced net terminations resulting in a reduction in occupancy rate to approximately 70% at September 30, 2014 compared to 73% at September 30, 2013. The drop in occupancy rate was due to two terminations comprising 1,200 square feet and $33,000 in annual revenue plus tenant reimbursements.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $60,355 and $86,816 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $26,461 or approximately 30%. The tenant reimbursement decrease was mainly attributable to an approximate $25,000 decrease in tenant reimbursements at the Flowerfield Industrial Park, mainly attributable to the drop in occupancy supplemented by an approximate $1,000 decrease in the Port Jefferson Professional Park. The decrease in tenant reimbursements at the Port Jefferson Professional Park was due to lease renewal terms, lower pass through expenses and a lower occupancy rate of 70% in September compared to 73% in September 2013. Due to local market competition, we are forecasting that renewal terms will continue to adversely affect both rental rates and tenant reimbursements.

Rental expenses for the three months ended September 30, 2014 and 2013 were $373,935 and $337,583, respectively, an increase of $36,352 or 11%. Approximately $34,000 of the increase was due to major roof and pavement repairs resulting from the prior year snow storms. In addition, the Company incurred an increase in insurance and real estate taxes for the period of $6,000 and $3,000, respectively, offset by lower utilities.

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $526,572 and $5,713,020, respectively, a decrease of $5,186,448. The general and administrative expenses for the three months ended September 30, 2013 included incentive compensation costs to Directors, employees and former employees of approximately $5,044,600 which were triggered by the dividends declared and paid in 2013. The Company did not incur any incentive compensation costs during 2014, and as a result this was a major contributing factor to acheiving lower costs in the three months ended September 30, 2014.

Strategic alternative expenses for the three months ended September 30, 2014 and 2013 were $373,555 and $2,151,392, respectively, a decrease of $1,777,837. This decrease is mainly attributable to the reduction in investment banking, legal and related financial advisory fees following the conclusion of the initial strategy to implement a tax plan of liquidation. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the amended proxy prospectus filed on July 1, 2014. The merger is being voted on at a special shareholder meeting scheduled for December 5, 2014. The Company may incur an increase in strategic alternative costs over the next 3 to 6 months to successfully complete the merger or in the event the merger is not approved by the shareholders, to implement an alternative strategy that will complete the tax plan of liquidation.

Depreciation expense for the three months ended September 30, 2014 and 2013 was $82,042 and $91,058, respectively, a decrease of $9,016 or 10%.

Insurance claim recoveries in excess of cost for the three months ended September 30, 2014 was $184,339. The Company had no insured costs net of recoveries for 2013. The Company incurred storm related damages during 2013 that was covered under its insurance policy and received reimbursement in excess of the basis of the building damage. The costs to replace the damaged roof and related fixtures is capitalized and depreciated over its useful life.

There were no impairment charges for the three months ended September 30, 2014. Impairment charges for the three months ended September 30, 2013 were $2,100,000.

Interest income was $32,602 and $59,437 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $26,835. The decrease is mainly attributable to the significant reduction in the Company’s cash balances, and thereby related interest income, resulting from the Company’s cash dividend of $68,000,000 which was paid on December 30, 2013.

Interest expense for the three months ended September 30, 2014 was $206,224. The Company did not have any interest expense during the three months ended September 30, 2013. The increase in interest expense is the result of the Company’s issuance on January 31, 2014 of a Global Dividend Note, payable in kind (“Cash” or “PIK”) in the amount of $16,150,000, bearing interest (PIK) at 5% payable semiannually (PIK) as well as the issuance of a second global note in the amount of $302,813 in satisfaction of the semiannual interest due on June 15, 2014.

Net loss before condemnation and provision for income taxes was $706,884 and $9,579,043, for the three months ended September 30, 2014 and 2013, respectively. The primary factors driving the decrease in loss was the decrease in strategic alternative expenses, the decrease in impairment charges and the decrease in incentive compensation payments supplemented by the remaining items discussed above.

Condemnation income and expenses were not realized during the three months ended September 30, 2014 and 2013. The Company successfully concluded its condemnation case during the second quarter of 2012. The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

The Company did not have a benefit or provision for income taxes for the three months ended September 30, 2014. The Company had a benefit for income taxes for the three months ended September 30, 2013 of $58,182,122. The benefit for the three months ended September 30, 2013 is comprised of the income tax benefit of $61,649,000 derived from the dividend declared in September, 2013 offset by the excise tax costs of $3,396,320 and income taxes of $70,558.

The Company is reporting a net (loss) income from continuing operations of $(706,884) and $48,603,079 for the three months ended September 30, 2014 and 2013, respectively. The primary factors driving the reduction in income from 2013 to 2014 was the income tax benefit of $58,182,122 recognized in the three months ended September 30, 2013 offset by the savings in 2014 achieved through lower strategic alternative costs, no impairment charges and lower incentive compensation expense supplemented by the remaining items discussed above.

The Company is reporting net income from discontinued operations of $301,327 and $104,911, for the three months ended September 30, 2014, and 2013, respectively. The increase in net income from discontinued operations is mainly attributable to an increase in the occupancy rate at the Fairfax Medical Center which was 93% at the end of September 2014 compared to 89% at September 2013 and an increase in occupancy rate at the Cortlandt Manor Medical Park which was 88% at September 30, 2014 compared to 80% at September 30, 2013. This was further supplemented by the benefit of no depreciation expense in the third quarter for assets held for sale net of the increase in expenses attributable to the new leases.

The Company is reporting a net (loss) income of $(405,557) and $48,707,990 for the three months ended September 30, 2014 and 2013, respectively. The primary factors driving the reduction in income from 2013 to 2014 was the income tax benefit of $58,182,122 recognized in the three months ended September 30, 2013 supplemented by the remaining items discussed above.

The net loss from the non-controlling interest for the three months ended September 30, 2014 was $385,748. The Company did not have a non-controlling interest for the three months ended September 30, 2013. The non-controlling interest is comprised of Gyrodyne Special Distribution LLC which represents the non-cash portion of the first special dividend in 2013.

The net (loss) income attributable to Gyrodyne Company of America for the three months ended September 30, 2014 and 2013 was $(19,809) and $48,707,990, respectively.

Nine Months Ended September 30, 2014 compared with the Nine Months Ended September 30, 2013.

Rental revenues are comprised solely of rental income and amounted to $1,762,890 and $1,902,907 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $140,017 or 7%. The degradation in revenue was mainly driven by the drop in occupancy at the Flowerfield Industrial Park to 72% at September 30, 2014 compared to approximately 83% at September 30, 2013. The drop in revenue was mainly driven by three tenants in the Flowerfield Industrial Park who terminated four of their leases and downsized a fifth lease by 2,170 square feet. The five terminations/downsizes comprise approximately 18,000 square feet and rental revenue per month of approximately $21,000. One of the tenants was Stony Brook University who terminated two of its three leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. Furthermore, we are continuing to work with the University on solutions to their real estate demands and believe that a portion of our available vacant space may meet some of their future needs. In addition, a second tenant terminated two of its leases in two stages, January and September of 2014, comprising approximately 7,000 square feet and approximately $100,000 in annual revenue. In addition, there were two lease defaults comprising approximately 7,000 square feet and approximately $87,000 in annual rental revenue plus tenant reimbursements. Both tenants were evicted in the third quarter. The Port Jefferson Professional Park also experienced net terminations resulting in a reduction in occupancy rate to approximately 70% at September 30, 2014 compared to 73% at September 30, 2013. The drop in occupancy rate was due to two terminations comprising 1,200 square feet and $33,000 in annual revenue plus tenant reimbursements.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $239,217 and $284,008 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $44,791 or approximately 16%. The tenant reimbursement decrease was mainly attributable to the reduction in occupancy rates at both the Flowerfield Industrial Park and the Port Jefferson Professional Park.

Rental expenses for the nine months ended September 30, 2014 and 2013 were $1,140,057 and $1,051,013, respectively, an increase of $89,044 or 8%. Approximately $39,000 of the increase was due to major roof and pavement repairs from the prior year snow storms. In addition, the Company incurred an increase in insurance and real estate taxes for the period of $19,000 and $8,000, respectively, with the balance of the increase mainly comprised of an increase in annual maintenance costs.

General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $1,676,938 and $7,277,635, respectively, a decrease of $5,600,697. The general and administrative expenses for the nine months ended September 30, 2013 included incentive compensation costs to Directors, employees and former employees of approximately $5,044,600 which were triggered by the dividends declared and paid in 2013. The Company did not incur any incentive compensation costs during 2014 and as a result this was a major contributing factor to acheiving lower costs in the nine months ended September 30, 2014. Additionaly, during the nine months ended 2013 the Company incurred mortgage prepayment penalties and related costs of approximately $254,000 and approximately $64,000 in restructuring charges. The remaining difference is mainly the reduction in pension expense of approximately $242,000. The reductions were partially offset by an increase in compensation expense and benefit expenses of approximately $69,000 mainly due to hiring a permanent Chief Executive Officer. In addition, the Company incurred an increase in accounting fees of $60,000 stemming from the strategic alternative process and the associated fees to service the Variable Interest Entity, Gyrodyne Special Distribution Company, LLC. The company also incurred approximately $27,000 in bad debt expense attributable to two lease defaults at the Flowerfield Industrial Park. Both tenants have been evicted.

Strategic alternative expenses for the nine months ended September 30, 2014 and 2013 were $1,246,096 and $2,803,021, respectively, a decrease of $1,556,925. This decrease is mainly attributable to the fees related to the preparation of the definitive proxy statement filed on July 1, 2014 with the SEC. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the amended proxy prospectus filed on July 1, 2014. The merger is currently being voted on at a special shareholder meeting scheduled for December 5, 2014. The Company may incur an increase in strategic alternative costs over the next 3 to 6 months to successfully complete the merger or in the event the merger is not approved by the shareholders, to implement an alternative strategy that will complete the tax plan of liquidation. The prior year fees are mainly attributable to the process of analyzing the values attributable to the strategic alternatives available to the company.

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $249,660 and $264,321, respectively, a decrease of $14,661 or 6%.

Insurance claim recoveries in excess of cost for the nine months ended September 30, 2014 was $184,339. The Company had no insured costs net of recoveries for 2013. The Company incurred storm related damages during 2013 that was covered under its insurance policy and received reimbursement in excess of the basis of the building damage. The costs to replace the damaged roof and related fixtures is capitalized and depreciated over its useful life.

Impairment charges for the nine months ended September 30, 2014 and 2013 was $200,000 and 2,100,000, respectively.

Interest income was $78,526 and $188,066 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $109,540. The decrease is mainly attributable to the significant reduction in its cash balances, and thereby related interest income, resulting from the Company’s cash dividend of $68,000,000 which was paid on December 30, 2013.

Interest expense for the nine months ended September 30, 2014 and 2013 was $542,570 and $5,748, respectively. The increase in interest expense is the result of the Company’s issuance on January 31, 2014 of a Global Dividend Note, payable in kind in the amount of $16,150,000, bearing interest (PIK) at 5% payable semiannually (PIK) and the decision to issue a second global in June 2015 to satisfy the semiannual interest payment due June 15th on the first global note.

Net loss before condemnation and provision for income taxes was $2,790,349 and $11,126,757, for the nine months ended September 30, 2014 and 2013, respectively. The primary factors driving the decrease in loss was the decrease in incentive compensation costs of $5,044,600, supplemented by the net remaining items discussed above.

Condemnation income and expenses were not realized during the nine months ended September 30, 2014 compared to $2,360 during the comparable period in 2013. The Company successfully concluded its condemnation case during the second quarter of 2012. The Company does not believe any remaining condemnation costs will be incurred as the case was settled with the State of New York in 2012.

The Company did not have a benefit or provision for income taxes for the nine months ended September 30, 2014. The Company had a benefit for income taxes for the nine months ended September 30, 2013 of $58,182,122. The benefit for the nine months ended September 30, 2013 is comprised of the income tax benefit of $61,649,000 derived from the dividend declared in September, 2013 offset by the excise tax costs of $3,396,320 and income taxes of $70,558.

The Company is reporting a net (loss) income from continuing operations of $(2,790,349) and $47,053,005 for the nine months ended September 30, 2014 and 2013, respectively. The primary factors driving the reduction in income from 2013 to 2014 was the income tax benefit of $58,182,122 recognized in the nine months ended September 30, 2013 supplemented by the remaining items discussed above.

The Company is reporting net income from discontinued operations of $562,866 and $327,471, for the nine months ended September 30, 2014, and 2013, respectively. The increase in net income from discontinued operations is mainly attributable to an increase in the occupancy rate at the Fairfax Medical Center which was 93% at the end of September 2014 compared to 89% at September 2013 and an increase in occupancy rate at the Cortlandt Manor Medical park which was 88% at September 30, 2014 compared to 80% at September 30, 2013. This was further supplemented by the benefit of no depreciation expense in the third quarter for assets held for sale net of the increase in expenses attributable to the new leases.

The Company is reporting a net (loss) income of $(2,227,483) and $47,380,476 for the nine months ended September 30, 2014 and 2013, respectively. The primary factors driving the reduction in income from 2013 to 2014 was the income tax benefit of $58,182,122 recognized in three months ended September 30, 2013 offset by the savings in 2014 achieved through lower strategic alternative costs, no impairment charges and lower incentive compensation expense supplemented by the remaining items discussed above.

The net loss from the non-controlling interest for the nine months ended September 30, 2014 was $2,165,861. The Company did not have a non-controlling interest for the nine months ended September 30, 2013. The non-controlling interest is comprised of Gyrodyne Special Distribution LLC which represents the non-cash portion of the first special dividend in 2013.

The net (loss) income attributable to Gyrodyne Company of America for the nine months ended September 30, 2014 and 2013 was $(61,622) and $47,380,476, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Variable Interest Entities

On December 30, 2013, the Company distributed Gyrodyne Special Distribution LLC (GSD) directly to the Company’s shareholders with the Company retaining a management interest. Pursuant to the limited liability company agreement of GSD, the Company has unilateral control over the management of GSD including the ability to sell GSD or its assets, sign leases, make capital improvements and pursue the rezoning effort on the Flowerfield Industrial Park and its undeveloped land. In addition, the Company is providing GSD with a financing facility of up to $3.5 million. GSD does not have any working capital or management to support its operations, and therefore relies 100% on the services and working capital of the Company to manage and finance the operations of GSD.

In general, a reporting company must include in its consolidated financial statements the financial position and results of any entity in which the reporting company has a controlling financial interest. The Company has no equity ownership in GSD, but through its management interest it has the unilateral authority over GSD’s real estate assets, including negotiating leases, making decisions regarding capital improvements, financing, acquisitions and dispositions, the rezoning strategy on undeveloped property, negotiating management agreements, changing governance documents and timing of dissolution or liquidation. Based on the foregoing, and in accordance with ASC Topic 810-10, paragraph 15-14, the Company believes that it controls GSD. GSD is therefore a variable interest entity.

The Company has consolidated GSD’s financial statements with the Company’s because the Company is considered to be the primary beneficiary of GSD. The Company does not have any other variable interest entities. The consolidated variable interest entity assets and liabilities at September 30, 2014 and December 31, 2013 were $33,811,227 and $16,918,621 and $33,730,130 and $14,671,663, respectively. The Company monitors the credit quality of the mortgage obligations of GSD which are securitized by the underlying related medical property each of which resides in a single asset LLC. The discussion of the liquidity and capital resources is on a consolidated basis including the variable interest entity, GSD.

For a discussion on the Management Services Arrangement see footnote 4, Principles of Consolidation.

Cash Flows: As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through cash on hand. On November 3, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed until the first half of 2015. At the special meeting, the Company will ask the shareholders of the record date to authorize the plan of merger and the transactions contemplated thereby, including the merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into a limited liability company, Gyrodyne, LLC.

The Company filed definitive proxy materials with the SEC on July 1, 2014, which included a plan of liquidation via a downstream merger into Gyrodyne, LLC (a newly formed wholly-owned subsidiary) which will be owned post-merger by the former shareholders of Gyrodyne, shareholders of GSD and interest holders of dividend notes. If the shareholders approve the proposed merger, the Company will be reporting under the Liquidation Basis of Accounting and expects to complete the sale of its assets and related distributions to shareholders by December 31, 2016.

As of September 30, 2014, the Company had cash and cash equivalents totaling approximately $4.4 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $6.0 million. The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of the merger/tax plan of liquidation over the next twelve months. The proposed merger requires the approval by holders of 2/3 of all outstanding shares. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger. Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law. Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed until the first half of 2015. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction.

The Company believes that the merger, which Company shareholders have voted overwhelmingly in favor of, will preserve the tax benefits from distributions under a tax plan of liquidation and simultaneously mitigate potential information reporting penalties from any failure to achieve a tax liquidation in the 2 year period ending September 2015.   The Company has approximately $10.4 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the strategic alternative expenses in pursuit of the merger/tax plan of liquidation. The Company estimated and reported in the proxy statement/prospectus filed on July 1, 2014, under the heading “Estimated Cash Proceeds and Outlays: Indicated Distribution Range” total gross cash proceeds from the sale of its assets of approximately $45.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $43.6 million.

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

Net cash used in operating activities were $5,165,124 and $4,225,938 during the nine months ended September 30, 2014 and 2013, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses including the strategic alternative expenses to execute on the tax plan of liquidation. The cash used in the current period was primarily related to the payment of $2,850,199 Incentive Compensation payments to the Board of Directors and a former director that became payable on December 30, 2013, the payment date of the cash portion of the first special dividend of $68 million. In addition, the company paid approximately $970,000 to Rothschild in full satisfaction of its obligations under the contract with the Company. The operating cash flow included net income from discontinued operations of $562,866 and $327,471, respectively which are net of depreciation expense for the periods of $314,935 and $449,234, respectively (see Footnote 6). Looking forward the cash flows from operations will be adversely affected following the sale of its real estate included in Discontinued Operations as the Company will continue to incur substantial costs to complete the tax plan of liquidation while simultaneously taking steps to maximize the value of its remaining real estate.

Net cash (used in) provided by investing activities were $(3,506,610) and $285,207 during the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities in the current period was primarily the acquisition of mortgage backed securities of $3,138,943 supplemented by $712,473 in capital improvements to its real estate portfolio and land development costs of $102,925, partially offset by the receipt of principal repayments of $447,731 on the investments in mortgage backed securities. Cash provided by investing activities in the prior period was primarily related to the receipt of principal repayments of approximately $865,941 on the investment made in 2012 partially offset by $499,983 of capital improvements to its real estate portfolio and land development costs of $80,751. The Company continues to explore various alternatives to maximize the value of its undeveloped land which may result in an increase in land development costs to acheive certain, but yet to be decided rezoning initiatives.

There was no cash provided by or used in financing activities in the current period. Net cash used in financing activities in the prior period was $5,013,415 and related to the principal prepayment and the prepayment penalties on the mortgage secured by the Port Jefferson Professional Park.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing. During 2013 interest rates on residential and commercial mortgages began to show signs of rising; however volatility in the economic recovery has generated mixed signals on when long term rates will settle on an upward trajectory and in recent months have actually reversed direction. The inability for the economy to reach escape speed from the prior recession reflecting the fragile underpinnings of the economy, combined with the impact of the Healthcare Legislation has resulted in an extensive reduction in occupancy rates and related rental rates across residential, commercial and medical office properties. In certain cases the Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company successfully increased its lease commitments to $15.7 million at September 30, 2014 compared to $15.5 million at December 31, 2013, is mainly attributable to signing new long term leases and migrating existing tenants to long term leases. However, the Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (Global Dividend note and Global note for semi-annual June 15th interest payment)	$16,447,427	-	$16,447,427	-	-
Operating lease obligations	$10,999	$2,933	$5,866	$2,200	-
Total	$16,458,426	$2,933	$16,453,293	$2,200	-

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

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(2,227,483)	$47,380,476	$(405,557)	$48,707,990
Depreciation and amortization
From continuing operations	249,660	264,321	82,042	91,058
From discontinued operations	314,935	449,234	-	151,827
Total Depreciation and amortization	564,595	713,555	82,042	242,885
Amortization of capitalized leasing costs	70,061	54,201	24,570	18,252
Impairment Charges	200,000	2,100,000	-	2,100,000
Condemnation costs	-	2,360	-	-
Tax (benefit) related to condemnation	-	(58,182,122)	-	(58,182,122)
Funds from Operations (“FFO”)	$(1,392,827)	$(7,931,530)	$(298,945)	$(7,112,995)
Company adjustments to FFO
Compensation and related costs to employees and former employees under the Incentive Compensation Plan triggered by the Special dividend	-	2,246,662	-	2,246,662
Director Fees under the Incentive Compensation Plan triggered by the Special dividend	-	2,850,199	-	2,850,199
Restructuring costs	-	64,237	-	-
Costs to pursue strategic alternatives	1,246,096	2,803,021	373,555	2,151,392
Debt prepayment penalties and related costs	-	253,515	-	-
Dividend Note Interest	542,570	-	206,224	-
Amortization of Dividend Note costs	6,500	-	2,581	-
Company adjusted Funds from Operations (“AFFO”)	$402,339	$286,104	$283,415	135,258
Per share amounts – basic and diluted
Net (loss) income	$(1.50)	$31.96	$(0.27)	$32.85
FFO	$(0.94)	$(5.35)	$(0.20)	$(4.80)
AFFO	$0.27	$0.19	$0.19	$.09

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2014. As of September 30, 2014, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2013.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of its board of directors (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund, on Behalf of Itself and All Others Similarly Situated v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action"). The plaintiff in the Action alleges that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the Merger and (ii) the Company and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Joint Proxy Statement/Prospectus. The plaintiff in the Action seeks, among other things, injunctive relief enjoining the Merger, requiring corrective disclosures in the Joint Proxy Statement/Prospectus, compensatory and/or rescissory damages, and interest, attorney’s fees, expert fees and other costs. On July 17, 2014, the Court signed an Order to Show Cause submitted by the plaintiff setting a return date of August 5, 2014 on plaintiff's motion for an order (a) preliminarily enjoining consummation of the Merger and (b) granting expedited discovery. The plaintiff subsequently withdrew its motion without prejudice and the Court scheduled a preliminary conference in the case for October 20, 2014, which has been adjourned until March 3, 2015. The Defendants believe the lawsuit is without merit.

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

Items 2 through 5 are not applicable to the Company in the three months ended September 30, 2014.

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

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (10)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (10)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014

(10)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: November 5, 2014	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: November 5, 2014	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (10)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (10)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014

(10)	Filed as part of this report.