Form 10-Q/A
period 2014-06-30
GYRODYNE CO OF AMERICA INC
filed 2014-12-23
CIK 44689

  FORM 10-Q/A

(Amendment No. 1)

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

QUARTER ENDED JUNE 30, 2014

Explanatory Note: This Amendment No. 1 to Form 10-Q is being filed solely to indicate that confidential treatment has been requested for portions of Exhibit 10.8, that the copy filed with the Form 10-Q omits the information subject to the confidentiality request and that a complete version of the exhibit has been filed separately with the Securities and Exchange Commission.

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

CONDENSED CONSOLIDATED STATEMENTS   OF COMPREHENSIVE INCOME ( LOSS )

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

3 .      Basis of Quarterly Presentations :

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

4 .     Principles of Consolidation:

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

Taking into account a number of factors, including a management services benchmarking study commissioned by Gyrodyne, we implemented a management services arrangement under which GSD will pay certain fees to or reimburse Gyrodyne as follows:

●      GSD will reimburse Gyrodyne for 85% of Gyrodyne's General and Administrative (G&A) Expenses and pay a fee to Gyrodyne equal to 8.5% of such reimbursed amount; plus

●      GSD will reimburse Gyrodyne for all rental expenses, whether value added (such as contractor and payroll expenses) or non-value added (such as utilities and taxes) paid by Gyrodyne in respect of the Contributed Properties; plus

●      GSD will pay a fee to Gyrodyne equal to 8.5% of all value added rental expenses paid by Gyrodyne in respect of the Contributed Properties, but no fee will be payable in respect of non-value added rental expenses; plus

●      GSD will reimburse 100% (without mark-up) of any bonuses (under the Bonus Plan (See “ Interests of Our D i rectors and Executive Officers—Bonus Plan ”) or otherwise) paid by Gyrodyne to its employees and directors and related payroll taxes on account of any sales of the Contributed Properties; plus

●      Gyrodyne will be entitled to interest at the rate of 5.0% per annum on any funds advanced by Gyrodyne pursuant to the liquidity facility made available to GSD.

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

5 .     Consolidating Financial Information

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

6.    REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS :

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

The results of operations and the gains or losses from operating properties that are held for sale and or disposed of in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall . These assets and their liabilities are separately stated on the accompanying condensed consolidated balance sheets as "assets held for sale" or liabilities related to assets held for sale. Gains and losses, the results of operations, interest expense, and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as income from discontinued operations.

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

8.     Notes Payable :

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

  10 .   Income Taxes:

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

    11 . Retirement Plans:

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

12 .      Incentive Compensation Plan:

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

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “ Management Services Arrangements ”).

1 4 .  Concentration of Credit Risk

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

15 . Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 3 0 ,	Amount

2015	$3,768,000
2016	3,040,000
2017	2,270,000
2018	1,861,000
2019	1,605,000
Thereafter	3,637,000
$16,181,000

Other commitments and contingencies As of June 30, 2014, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	120,000
Total	$953,200

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

16 . Recent Accounting Pronouncements :

In February 2013, the FASB issued ASU 2013-02, “ Comprehensive Income (Topic 220), Reporting of Amounts R e classified Out of Accumulated Other Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of the net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statement (Topic 205), Liquidation B a sis of A c counting.” The amendment requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the plan execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces. Financial statements prepared using the liquidation basis of accounting are required to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any item it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity is also required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendment requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein, early adoption is permitted. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Comp o nents of an Entity.” ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) .” The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

17 .    Fair Value of Financial Instruments:

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

* The Company received $227,612 in principal repayments during the first six-months of 2014.

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

19 .  Accumulated Other Comprehensive Income :

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

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “ Management Services Arrangements ”).

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

Assets Held For Sale and Discontinued Operations . Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets as “Assets held for Sale”, with assets and liabilities being separately stated in the accompanying footnote. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, since an impairment charge results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Accounting for the Impairment or Disposal of Long Lived A s sets.

Assets and Liabilities Measured at Fair-Value

On January 1, 2008, the Company adopted Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. The guidance for Fair Value Measurements applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

On January 1, 2008, the Company adopted The Fair Value Option for Financial Assets and Financial Liabilities , which permits companies to choose to measure certain financial instruments and other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

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

The Company follows the guidance of FASB Accounting Standards Codification, Accounting for Uncertainty in I n come Taxes . This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.

RESULTS OF OPERATIONS

Three Months Ended June 3 0 , 201 4 compared with the Three Months Ended June 30 , 201 3 .

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

Six Months Ended June 30, 2014 compared with the Six Months Ended June 30, 2013 .

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

Cash Flows : As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2014. As of June 30, 2014, t he Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

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

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (9)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

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

* Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: December 23, 2014	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: December 23, 2014	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2

Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (9)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

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

* Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.