Form 10-K
period 2014-12-31
GYRODYNE CO OF AMERICA INC
filed 2015-03-31
CIK 44689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on June 30, 2014 was $7,190,875. The aggregate market value was computed by reference to the closing price on such date of the common stock as reported on the NASDAQ Stock Market. Shares of common stock held by each executive officer and director and by each person who to the registrant’s knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 2015, 1,482,680 shares of the Registrant's common stock, par value $1 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Introduction:

When we use the terms “Gyrodyne”, the “Company”, “we”, “us” and “our”, we mean Gyrodyne Company of America, Inc. and all entities owned by us including non–consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

All references to 2014 and 2013 refer to our fiscal years ended or the dates, as the context requires, December 31, 2014 and December 31, 2013, respectively.

Item 1. Business

Description of the Company's Business

Gyrodyne Company of America, Inc. is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company operates primarily in one segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office and industrial properties and development of industrial and residential properties. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the first special dividend announced on September 12, 2013, all of the equity interests of its subsidiary, Gyrodyne Special Distribution LLC (“GSD”), which owned 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement, which designates sole management authority to the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to “we” or “our” to refer to the Company and GSD and “the Company’s properties” or “GSD’s properties” (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to the risks as outlined below or otherwise. However, such losses may adversely impact GSD’s ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees or result in capital needs at GSD that might require additional capital from Gyrodyne or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant must reimburse GSD for a portion, or substantially all, of the costs and/or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. However, certain leases provide that GSD is responsible for certain operating expenses.

The Company’s board of directors approved an agreement and plan of merger, dated as of October 15, 2013 and amended and restated as of December 20, 2013 (the “Merger Agreement”), pursuant to which, if approved by the Company’s shareholders, the Company and GSD will merge with and into Gyrodyne, LLC (the “Merger”) with Gyrodyne, LLC surviving the Merger and the Company and GSD ceasing to exist. According to New York State law, the Merger requires the approval of shareholders of the Company holding two-thirds of the Company’s outstanding shares. The Company currently expects to host a special shareholder meeting to approve the Merger in the second or third quarter of 2015.

As of December 31, 2014, the Company has an investment in mortgages of approximately $12.9 million, and an investment in a revolving line of credit of $4.3 million, both of which are eliminated in consolidation and a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property, the “Grove Property”.

Following the distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Distribution, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement which provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including the leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In connection with such management services, the Company was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million which the Company may determine from time to time. Effective during the fourth quarter of 2014, the Board increased the line of credit to $5.5 million. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc. (“FPI”).

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

The Company believes it has qualified, and expects to continue to qualify, as a REIT under Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). Following the transfer of the Company’s four real estate properties to GSD and the subsequent distribution of all of the common membership interests of GSD to the Company’s shareholders in the 2013 Special Distribution, the Company expects that its income will mostly consist of interest on mortgage debt payments relating to the properties, with any management and other fees payable by GSD for services provided by the Company to be made to a taxable REIT subsidiary of the Company. Accordingly, the Company, excluding the taxable REIT subsidiary, generally will not be subject to federal and state income tax, provided that we distribute at least 90% of our REIT taxable income, as defined under the Code, in the form of a dividend to our shareholders each year and comply with various other requirements. As a result of the REIT Modernization Act of 1999, the Company is permitted to participate in certain activities without jeopardizing its REIT status which would have previously been precluded, provided the Company conducts these activities through an entity that elects to be treated as a taxable REIT subsidiary under the Code. The Company has one taxable REIT subsidiary, FPI, the only asset of which is the Company’s limited partnership interest in the Grove, which will be subject to federal and state income tax on the income from these activities. In addition, the operating results associated with the Company’s management of GSD will also be recorded and reported in FPI, as such fees are not REIT qualified income.

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

Following its inception in 1946 and for the next 25 years, the Company engaged in design, testing, development, and production of coaxial helicopters primarily for the U.S. Navy. Following a sharp reduction in the Company’s helicopter manufacturing business and its elimination by 1975, the Company began converting its vacant manufacturing facilities and established its rental property operation at its principal location, Flowerfield. The Company has since concentrated its efforts on the management and development of real estate. The Company subsequently completed its conversion to a REIT, effective May 1, 2006. As a REIT, so long as Gyrodyne qualifies for REIT tax status, the Company generally will not be subject to New York State and federal corporate income taxes on income and gain generated after May 1, 2006, the effective date of the Company’s REIT election, from investments in real estate, thereby reducing the Company’s corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of distributions as a C corporation. As a REIT that converted from a regular C corporation, the Company was subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of any gain recognized from a sale of assets occurring during a specified period after the date of its conversion (the “recognition period,” and such tax, the “built-in gain tax”), to the extent of the built-in gain in those assets on the date of the conversion. The recognition period is generally 10 years. The Company applied for and received on September 12, 2013, a private letter ruling that enabled the Company to distribute the assets in 2013, prior to the 10 year expiration, without incurring the aforementioned corporate level taxes. See, Business—Strategic Process-2013 Private Letter Ruling, below.

Condemnation; Acquisition of Properties

On November 2, 2005, the State University of New York at Stony Brook (the “University”) filed an acquisition map with the Suffolk County Clerk’s office and vested title in approximately 245.5 acres of property at Flowerfield pursuant to the New York Eminent Domain Procedure Law (the “EDPL”). On March 27, 2006, Gyrodyne received payment from the State of New York in the amount of $26,315,000, which Gyrodyne had previously elected under the EDPL to accept as an advance payment for such property.

On May 1, 2006, Gyrodyne filed a Notice of Claim with the Court of Claims of the State of New York seeking $125 million in damages from the State of New York resulting from the eminent domain taking by the University of the 245.5 acres of the Flowerfield property (the “Condemnation Litigation”).

Thereafter, Gyrodyne acquired ten buildings in the Port Jefferson Professional Park, Port Jefferson Station, New York in June 2007, the Cortlandt Medical Center in Cortlandt Manor, New York in July 2008 (and additional properties in Cortlandt Manor in August 2008 and May 2010), and the Fairfax Medical Center, Fairfax City, Virginia in 2009 with proceeds from the $26,315,000 advance payment.

In July 2012, Gyrodyne received $167,530,657 from New York State pursuant to judgments in Gyrodyne’s favor in the Condemnation Litigation, which consisted of $98,685,000 in additional damages (the “2012 Proceeds”), $1,474,941 in costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment Gyrodyne was notified by the State of a $29,000 overpayment, which Gyrodyne returned, due to an error in the interest calculation by the State of New York. As the interest portion was considered REIT taxable income for the 2012 taxable year (although not for purposes of the REIT gross income tests, pursuant to a private letter ruling received by Gyrodyne in 2011), our board of directors determined that it was in the best interests of shareholders to distribute $56,786,644 in the form of a cash dividend. On November 19, 2012, our board of directors declared a special cash dividend of $38.30 per share, which was paid on December 14, 2012. The declaration of the dividend also required a cash payment to participants of Gyrodyne’s Incentive Compensation Plan (“ICP”) in the aggregate amount of $4,213,000 to be allocated and paid to ICP participants in accordance with ICP rules. As of December 31, 2012, Gyrodyne intended to defer, for federal income tax purposes, recognition of the $98,685,000 gain on receipt of the 2012 Proceeds by investing this amount in qualifying REIT properties.

Strategic Process

Strategic Review. In December 2005, we announced our corporate strategy to position Gyrodyne so that we are best able to achieve one or more shareholder liquidity events in a reasonable period of time that would put the maximum amount of cash or marketable securities in the hands of our shareholders in a tax efficient manner. In pursuit of that strategy, we set out and accomplished the following: conversion to a REIT, diligent management of the condemnation lawsuit, active management of our real estate portfolio to improve our operating cash flow, active pursuit of the re-zoning effort of our Flowerfield property to maximize its value, efficient use of our capital to support the value of our real estate portfolio and the increase of our working capital without materially increasing our debt service requirements.

In August 2012, Gyrodyne announced that it was undertaking a strategic review, which was designed to maximize shareholder value through one or more potential cash distributions and /or through a potential sale, merger or other strategic combination, consistent with Gyrodyne’s stated goal of providing one or more tax efficient liquidity events to its shareholders. In August 2012, Gyrodyne retained Rothschild Inc. (“Rothschild”), as financial advisor, and Skadden, Arps, Slate, Meagher & Flom LLP, as legal advisor, and created a committee of its board of directors composed of four directors to lead the strategic review process. Rothschild’s mandate did not include certain services in connection with the Merger and Plan of Liquidation. Commencing in October 2012, Gyrodyne solicited interest in proposals to acquire Gyrodyne from over 260 entities, and, in March 2013, an information memorandum was circulated to over 30 entities who had executed nondisclosure agreements. In the several months thereafter, members of our board of directors and management met with several bidders, permitted such bidders to conduct due diligence and indicative bids were received from a number of parties. Some of such indicative bids were for the whole Company and others contemplated the sale of a partial interest to a bidder who would assume control, but none of such bids were fully developed or contained value parameters and other terms acceptable to our board of directors and the Strategic Alternatives Committee.

On March 12, 2014, Gyrodyne and Rothschild entered into an amendment to the Rothschild engagement letter, pursuant to which the engagement of Rothschild was terminated and Gyrodyne agreed to pay Rothschild $970,967 in full satisfaction of any and all amounts due or alleged to be due under the engagement letter by reason of the First Special Dividend, the Second Special Dividend, any other corporate transaction publicly announced prior to March 12, 2014 or any amount that might have otherwise become due by reason of our obligation to pay Rothschild a success fee in connection with certain transactions that may be consummated during a specified period following a termination. Under the engagement letter, approximately $850,000 of the fee was recognized in 2013 as a result of the special cash dividend and the balance of approximately $120,000 was recorded as an expense in the first quarter of 2014. Gyrodyne had previously paid Rothschild a total of $629,032, exclusive of reimbursed expenses, pursuant to the engagement letter. Strategic alternative expenses incurred for the year ended December 31, 2014, and 2013 were $1,836,476 and $ $3,637,123, respectively.

2013 Private Letter Ruling. Following a change in tax law in January 2013 reducing the recognition period applicable for the 2012 taxable year to 5 years, Gyrodyne applied for a private letter ruling, which we call the “2013 PLR” in this report, from the IRS in March 2013, concluding that Gyrodyne’s receipt of the 2012 Proceeds occurred outside of the applicable recognition period for 2012, and therefore permitting Gyrodyne to distribute, by means of a dividend such as the First Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax but without incurring the built-in gains tax. On September 12, 2013, Gyrodyne received the 2013 PLR, which provides a favorable ruling from the IRS.

Strategic Alternatives. On September 6, 2013, our board of directors considered the financial effects of a range of distribution scenarios, ranging from no distribution and reinvestment in REIT qualified assets to a full distribution of the $98.7 million using funded debt. In doing so, it considered the impact of the 4% excise tax applicable to a 2013 distribution of the 2012 Proceeds and transaction costs and payments required to be made to the Incentive Compensation Plan (“ICP”) participants as a result of a special dividend. At the September 6 meeting, Rothschild presented materials designed to facilitate a discussion with respect to the sizing of a potential cash distribution to shareholders, focusing on three alternative scenarios for distributing cash to shareholders: (i) distribute $45.0 million in cash to shareholders in 2013 and reinvest $53.7 million in replacement properties; (ii) distribute $98.7 million in a combination of cash and dividend notes in 2013; and (iii) distribute $98.7 million in a combination of cash and interests in a liquidating trust or a newly formed limited liability company into which Gyrodyne would transfer its remaining assets. The presentation also discussed the possibility of a plan of liquidation, and considerations with respect to a partial cash distribution and a full cash distribution of the entire $98.7 million.

At its September 9, 2013 meeting, our board of directors discussed that, in light of the informal receipt of the 2013 PLR and the timeframe necessary to achieve the benefits thereof, and given the lack of any developed acceptable third party acquisition or other control transaction with a third party with respect to Gyrodyne, that it appeared unlikely any such transaction would be developed on a basis more favorable to shareholders than the distribution permitted by the 2013 PLR. Our board of directors continued to review the issues related to a significant distribution of cash to its shareholders, including whether such distribution should be as part of a plan of liquidation.

Tax Liquidation; Adoption of Plan of Liquidation. Further to Gyrodyne’s previously stated goal of providing one or more tax efficient liquidity events to our shareholders and taking into account, among other factors, Gyrodyne’s receipt of the 2013 PLR, on September 12, 2013, our board of directors concluded that it was in the best interests of Gyrodyne and its shareholders to liquidate Gyrodyne for federal income tax purposes. In adopting the Plan of Liquidation for federal income tax purposes, our board of directors also determined to pursue the actual disposition of our remaining assets in an orderly manner designed to obtain the best value reasonably available for such assets. The completion of the merger into Gyrodyne, LLC within two years following the adoption of the Plan of Liquidation would complete the Tax Liquidation even though the actual disposition of the properties within the same period had not necessarily occurred. Our board of directors believed that the prompt completion of the Tax Liquidation by means of the Merger while permitting a longer period to dispose of the remaining assets would help obtain better values by enabling the sales to take place without the potential timing constraints created by completing the Merger as promptly as practicable. In addition, the ability to extend the time of holding the properties would permit Gyrodyne to seek enhancements of the value of Flowerfield including the pursuit of various development or zoning opportunities.

First Special Dividend. On September 13, 2013, our board of directors declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per Gyrodyne share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. On such date, Gyrodyne announced that the non-cash balance of the First Special Dividend ($30,685,000) would be payable in the form of cash proceeds from any further asset dispositions effected prior to payment of the dividend, dividend notes, interests in Gyrodyne, LLC or any other limited liability company to which Gyrodyne might transfer its remaining assets (or into which it might merge), or a combination of such forms at the discretion of our board of directors. Distribution of non-cash consideration was necessary because Gyrodyne did not have sufficient cash on hand to cover the full amount of the First Special Dividend.

On December 19, 2013, our board of directors determined that the non-cash portion of the First Special Dividend would be paid by distribution of all of the equity interests in GSD (on a one for one basis), a subsidiary of Gyrodyne into which Gyrodyne transferred its properties, and determined that, after consideration of a management presentation regarding the estimated fair market value of the properties to be transferred to GSD, the aggregate estimated fair value of the equity interests in GSD (the “GSD Interests”) to be distributed in the First Special Dividend was $30,685,000 (an amount determined by our board of directors to be equal to the estimated fair market value of the properties, net of all liabilities encumbering such properties, including mortgage loans of $13,840,889 as of December 31, 2013 payable to a subsidiary of Gyrodyne). Gyrodyne contributed to GSD 100% of the economic interest in all of Gyrodyne’s real estate properties: Flowerfield and the medical office buildings in Port Jefferson Station, New York, Cortlandt Manor, New York and Fairfax, Virginia. We refer to such properties as the Contributed Properties. The board determined to transfer the Contributed Properties to GSD and to make the non-cash portion of the First Special Dividend in GSD Interests in order to facilitate its ability to minimize built-in gains tax at the corporate level. Thus, all distributions of REIT income for 2012 required to be made under applicable laws were made by means of such special dividend. No assurance can be given as to the value of the underlying GSD properties ultimately realized by GSD or (subsequent to the merger) Gyrodyne LLC. For financial statement purposes, the consolidated financial statements of both Gyrodyne and GSD will reflect the historical book values of the underlying assets. The First Special Dividend was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

Payment of the First Special Dividend was not conditioned on the approval of the proposal to authorize the Plan of Merger. However, failure to complete the Tax Liquidation of Gyrodyne by the second anniversary of the adoption date of the Plan of Liquidation will impact the tax characteristics of the First Special Dividend to the recipients, as well as potentially subject the Company to a material tax information reporting penalty.

During the year ended December 31, 2013, in connection with the First Special Dividend, Gyrodyne incurred costs of $3.4 million for the 4% excise tax, $1.6 million for transaction costs and approximately $5.0 million for ICP payments. In connection with the pursuit of the merger and the tax plan of liquidation, the Company incurred strategic costs in 2014 of $1,836,476. The 2014 strategic costs may not be indicative of the costs that will be incurred in 2015. As previously announced, the Company is planning to conduct a rights offering in 2015 to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger of the Company and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of the Company’s shareholders the opportunity to participate. The Company expects to incur approximately $510,000 in costs to complete the rights offering.

Solvency Opinion. In connection with the First Special Dividend, our board of directors requested the opinion of Valuation Research Corporation, a nationally recognized provider of solvency opinions, as to the solvency of Gyrodyne after giving effect to the First Special Dividend. On September 13, 2013, at a meeting of our board of directors, Valuation Research delivered its opinion that, immediately after the completion of the First Special Dividend, (i) the aggregate fair value and present fair saleable value of our assets exceed the sum of our total liabilities; (ii) we will be able to pay our debts as such debts mature or otherwise become absolute or due; and (iii) we do not have unreasonably small capital.

Initial Adoption of the Plan of Merger; Changes to Internal Structure. On October 9, 2013, our board determined that in order to most clearly and directly accomplish its goal of distribution of the $98.7 million as a return of capital to shareholders, and in light of relevant consideration of issues of business continuity, shareholder liquidity and timeliness of execution, Gyrodyne would pursue the Tax Liquidation by means of a merger of Gyrodyne into Gyrodyne, LLC. The board determined that accomplishing the Tax Liquidation by means of the Merger would allow continuation of Gyrodyne’s operations as Gyrodyne, LLC, thereby allowing the actual disposition of the medical office properties and steps related to the actual development or disposition of the Flowerfield property to be undertaken in an orderly manner designed to obtain the best value reasonably available for the assets. Our board also believed that the Merger was more readily understandable to our shareholders, while avoiding the potential negative inferences that could be drawn by prospective counterparties who could seek to take advantage of Gyrodyne had it been operating under a plan of dissolution. Our board also determined that, if the merger into Gyrodyne, LLC was not completed by December 31, 2013, the most likely in-kind distribution in the First Special Dividend would be of nontransferable interests in GSD. In order to achieve the full benefits of the First Special Dividend, Gyrodyne needed to make a distribution of in-kind assets with a value of at least $30,685,000 in the aggregate. In order to facilitate the First Special Dividend and the Merger pursuant to the Plan of Merger, in October 2013 Gyrodyne determined to contribute all of its interests in the Contributed Properties, subject to mortgage obligations payable to Gyrodyne, to a new subsidiary entity, GSD, a limited liability company, of which Gyrodyne was the sole member prior to the issuance of interests to Gyrodyne shareholders in the First Special Dividend.

Second Special Dividend. The transfer of the Contributed Properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of taxable capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, Gyrodyne determined that it would have approximately $18 million in taxable REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, Gyrodyne declared an additional dividend (the “Second Special Dividend”), payable on January 31, 2014 to Gyrodyne shareholders of record as of December 31, 2013. The Second Special Dividend was paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note due June 30, 2017 (the “Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. Payment of the Second Special Dividend was not conditioned on the approval by Gyrodyne’s shareholders of the Plan of Merger. However, failure to complete the Tax Liquidation of Gyrodyne by the second anniversary of the adoption date of the Plan of Liquidation will impact the tax characteristics of the First and Second Special Dividend to the recipients, as well as potentially subject the Company to a material tax information reporting penalty.

2013 Revisions to the Plan of Merger. On December 19, 2013, our board of directors determined that, having declared the First Special Dividend to achieve the benefits of the 2013 PLR and the Second Special Dividend to make the required distribution of 2013 REIT income, that the entire non-cash portion of the First Special Dividend would be satisfied by issuance of all of the GSD Interests, with the Company only retaining a managing member interest and no ownership interest, and that the Second Special Dividend would be paid in the form of Dividend Notes. The board also determined to amend the Plan of Merger to provide that both Gyrodyne and GSD would merge into Gyrodyne, LLC and that in such merger the GSD Interests distributed in the First Special Dividend and the common shares of Gyrodyne would be converted into, and the Dividend Notes issued as the Second Special Dividend would be redeemed for, Gyrodyne, LLC Shares, thereby resulting in a simplified capital structure and permitting holders of GSD Interests and holders of interests in the subordinated global Dividend Notes as well as Gyrodyne shareholders to receive freely transferable Gyrodyne, LLC Shares. The board also authorized the approval of the Merger by Gyrodyne in its capacity as the sole member of GSD and Gyrodyne, LLC. The Plan of Merger provides that holders of common stock of Gyrodyne will receive approximately 15.2% of the Gyrodyne, LLC Shares in the aggregate, holders of the Dividend Notes ($16,150,000 initial aggregate principal amount and accrued interest thereon) would receive approximately 29.2% of the Gyrodyne, LLC Shares in the aggregate, and holders of GSD Interests would receive approximately 55.6% of the Gyrodyne, LLC Shares in the aggregate. The board of directors determined these allocations based on the relative values it attributed to the three categories of securities that will be exchanged or redeemed for Gyrodyne, LLC Shares, namely the assumed pro forma book value of Gyrodyne of $8,450,000 (approximately $5.70 per share), the principal amount of the Dividend Note ($16,150,000 or $10.89 per share) and the fair market value of GSD Interests as determined by our board ($30,685,000 or $20.70 per share). Our board of directors recognized that the GSD Interests and Dividend Notes were not transferrable, and the holders would not be able to readily realize value, but as the board of directors intended that such restrictions would be eliminated with the registration of interests and Dividend Notes either pursuant to the Merger or otherwise, that it was appropriate not to apply a valuation discount based on such temporary liquidity factors.

Adjustment to Plan of Merger Allocations. The Plan of Merger as revised provides that each of the allocations set forth therein (collectively, the “Initial Allocations”) of Gyrodyne LLC equity interests to be issued in the Merger in exchange for Gyrodyne common shares, GSD equity interests and interests in the Dividend Note are subject to adjustment in the discretion of the Gyrodyne board of directors. The Plan of Merger provides that any changes made to the Initial Allocations will be announced at least ten days prior to the meeting of shareholders at which shareholders of Gyrodyne will be asked to consider and vote upon the Plan of Merger.

It is anticipated that our board of directors will exercise its discretion to adjust the Initial Allocations under the authority granted to it under the Plan of Merger to reflect material changes in the relative valuations of Gyrodyne shares, GSD Interests and the Dividend Note interests resulting from certain developments since the determination of the Initial Allocations in December 2013. These subsequent developments include without limitation the following:

●	consummation of the rights offering;
●	any new appraisals on the Contributed Properties indicating an aggregate valuation materially different from the aggregate value for such properties reflected in the 2013 appraisal;
●	valuations of the GSD Interests and the Dividend Note indicating a material change from the valuations for such assets determined in December 2013;
●	accrual and/or payment of interest and/or principal on the Dividend Note;
●	the liquidity facility provided by Gyrodyne to GSD;
●	adoption of our retention bonus plan;
●	the financial performance of Gyrodyne and GSD; and
●	any increase in Gyrodyne’s funding obligation with respect to the Pension Plan.

In addition, on September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). Accordingly, the allocation of Gyrodyne, LLC Shares previously designated for holders of interests in the Dividend Note will now include as well, holders of interests in the 2014 Dividend Note, unless otherwise paid, and the percentage so allocated is expected to be adjusted to reflect the addition of the $682,033 principal amount of the 2014 Dividend Note, unless otherwise paid.

The decision of whether and to what extent to make any adjustments to the Initial Allocations will be made by our board of directors. As directors of Gyrodyne, they have fiduciary obligations to act in the best interests of Gyrodyne and our shareholders. Our directors will also be acting on behalf of Gyrodyne in its capacity as the managing member of GSD, and in such capacity has sole and absolute discretion, and fiduciary obligations thereof, regarding the management of the affairs of GSD, including with respect to the Merger.

The final determination of the board of directors as to any adjustments to the Initial Allocations will be announced via press release, a copy of which will be filed with the SEC under cover of a Current Report on Form 8-K, issued and filed at least ten days prior to the shareholders meeting at which shareholders will be asked to vote on the Plan of Merger.

If the shareholders approve the proposed merger, the Company may be reporting under the Liquidation Basis of Accounting and expects to complete the sale of its assets and related distributions to shareholders by December 31, 2016.

Status of the Special Meeting to Approve the Merger. On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) which contains, among other matters, the recommendation of the Company’s board of directors that the shareholders vote in favor of a plan of merger. The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June 5, 2014, the Company announced that a special meeting of shareholders of the Company would be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company was asking the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC, a subsidiary of the Company. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting takes place by August 30, 2014. Gyrodyne postponed the special meeting to August 27, 2014 and then on August 25, 2014, the Company announced the postponement of the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the proposed merger and changed the shareholder record date to October 31, 2014. The Company has been advised by its proxy solicitor, Mackenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced a further postponement of the special meeting until the second or third quarter of 2015. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction. As further discussed below, on March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC, for a rights offering to Gyrodyne’s existing shareholders. Gyrodyne is planning to commence the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of Gyrodyne’s shareholders the opportunity to participate.

Rights Offering. On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The board believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

The Company is also conducting the rights offering because it provides our shareholders the opportunity to participate in an offering of our shares on a pro rata basis without diluting their ownership interest in our Company. The proceeds of the rights offering will provide Gyrodyne with additional liquidity as we pursue an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

Gyrodyne plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at a subscription price to be determined and subject to certain aggregate ownership limitations. The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. Assuming it is fully subscribed, Gyrodyne currently expects to receive gross proceeds of approximately $5,560,000 from the rights offering. Gyrodyne intends to conduct the special meeting to authorize the Merger as soon as reasonably possible after the consummation of the rights offering.

The registration statement filed with the SEC has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of a record date which has yet to be determined. The subscription price and number of rights needed in order to purchase one share of the Company’s stock also has yet to be determined. Gyrodyne will provide notice of the record date and subscription price in the future at such time as they are determined. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

In addition, this report is not to be considered material to solicit proxies related to the special meeting or deemed an offer to sell the Gyrodyne, LLC equity interests (“Gyrodyne, LLC Shares”), which solicitation and offer will only be made through a definitive proxy statement/prospectus relating to the Merger and the issuance of the Gyrodyne, LLC Shares. Gyrodyne filed definitive proxy materials with the SEC on July 1, 2014 with respect to the Plan of Merger. If our board determines to try again to hold the special meeting to authorize the Plan of Merger, which is our current intention, Gyrodyne will solicit proxies through such definitive proxy statement or, if necessary, a post-effective amendment thereto.

Assets and liabilities held for sale and Discontinued Operations

During the second quarter of 2014, we engaged real estate brokers to sell the Cortlandt Manor Medical Center and the Fairfax Medical Center. The Cortlandt Manor Medical Center was acquired by Gyrodyne in 2008 and the neighboring lots were acquired by Gyrodyne in 2009 and 2010. The Fairfax Medical Center was acquired by Gyrodyne in 2009. These acquisitions were part of an overall strategy of reinvesting tax free under Section 1033 of the Code the $26,315,000 payment received from New York State in 2006 which the Company elected under New York State’s eminent domain law to treat as an advance payment while it pursued its claim for just compensation. In late 2013, these properties were contributed to a wholly owned subsidiary of Gyrodyne, GSD, subject to mortgage obligations payable to Gyrodyne, and distributed to our shareholders as the non-cash portion of a dividend, with Gyrodyne retaining only a managing member interest (no ownership interest). As of April 1, 2014, all of the assets and liabilities that relate to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly reports for the second and third quarters of 2014.

The Company has not sold the Cortlandt Manor and Fairfax properties. In addition, in early 2015, the Company became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Company, members of the Company’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. As stated below under “Item 3. Legal Proceedings--Putative Class Action Lawsuit”, the defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believes that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore has reclassified them to operating assets and liabilities and continuing operations and is not reporting discontinued operations for the year ended December 31, 2014.

The Grove

The Company, through a separate taxable REIT subsidiary has a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the "Grove"), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property (the "Grove Property"). Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove. During 2014, strictly as a result of certain partners giving back their interest to Callery Judge Grove, L.P., the Company’s limited partnership interest in the Grove, increased from approximately 9.32% in 2013 to 10.12% in 2014. As of December 31, 2013, the Company had approximately $1,315,000 of deferred tax liabilities due resulting from its investment in the Grove. As of December 31, 2014, mainly as a result of the sale, approximately $618,000 of deferred taxes is currently payable with the balance recognized as a tax benefit. Such tax benefit is partially offset by tax liabilities of the taxable REIT subsidiary related to its management services agreement with GSD, the net impact of which was an increase in the current tax payable from $618,000 to $750,000.

Market Outlook

Real estate pricing is generally influenced by market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time.

Today’s economic environment remains characterized by historically low interest rates which continue to compress capitalization rates for commercial properties. Commercial property prices have nearly recovered to 2007 pre-recession values in many sectors. Analysts believe that the economy is slowly moving from recovery status toward an expansionary cycle. Demographic trends are also favorable. In the past few years the population of the United States has grown, but new real estate development during this period has been low relative to population growth.

Regulators and U.S. government bodies can have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a bond buying program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. On October 29, 2014, however, the Federal Open Market Committee of the Federal Reserve Board announced an end to quantitative easing signaling that the Federal Reserve believes the U.S. economy is growing at a measured but sustained pace and that the need for continued stimulus has diminished. These actions and comments suggest that the Federal Reserve will eventually return to a normalized monetary policy. However, the Federal Reserve has provided no clear indication as to when it will raise interest rates. In addition, in as much as commercial lending rates could increase irrespective of whether the Federal Reserve raises rates, it is difficult to determine whether, when and at what pace commercial lending rates and available liquidity will change.  Any increase in real time rates could cause a disruption in the commercial lending market which could adversely affect the real estate industry, our real estate operations and or the value of any achievable real estate sales proceeds.

The property management industry is directly affected by the economy and the commercial real estate market in particular. Our business may be affected by the market for medical office, residential and industrial properties as well as the general financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result, our business could be impacted by general economic, financial and industry conditions, including (1) obtaining financing to renovate our current real estate holdings and or pursue the rezoning efforts on the undeveloped property, (2) difficulty in consummating property transactions, (3) increased challenges in re-leasing space, and (4) potential risks stemming from late rental receipts, tenant defaults, or bankruptcies.

As a result of the economic downturn that began in the second half of 2007, demand for medical office, industrial, retail space and undeveloped property declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities remain lessened in many markets compared to the period prior to the current economic downturn and capitalization rates rose. While the economy has improved, particularly the real estate industry, the recovery has been slow and not equally experienced across the United States. As a result, the cost and availability of credit during the downturn was, and if down markets return will again be, adversely affected by illiquid credit markets and wider credit spreads. Economic weakness and uncertainty during the prior downturn led many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers. In light of the slow recovery, the adverse impact on commercial lending may continue which could adversely affect the net proceeds from the sale of any properties we currently manage.

The aforementioned economic and industry trends may adversely impact our financial condition and results of operations because of the adverse impact they may have on the liquidity and financial condition of tenants and on the perception of investment opportunity on the part of potential real estate property purchasers. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from GSD’s properties located in Westchester and Suffolk Counties in New York and Fairfax County in Virginia. GSD's current portfolio consists primarily of medical office and industrial buildings comprising approximately 260,000 rentable square feet, and lacks the diversity of larger portfolios. If negative economic conditions return or even deteriorate, GSD's results of operations, financial condition and ability to attract or service debt, may be negatively impacted, and result in decreased management fees and mortgage payments to Gyrodyne, which could reduce our ability to repay the Dividend Notes or pay dividends to Gyrodyne’s shareholders.

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

As of December 31, 2014, the average effective rental revenue per square foot adjusted for tenant improvements was $19.83 and is comprised of an average effective rental rate from the medical properties and industrial park of $24.15 and $14.35, respectively. As of December 31, 2013, the average effective rental revenue per square foot adjusted for tenant improvements was $18.71 and was comprised of an average effective rental rate from the medical properties and industrial park of $23.56 and $13.87, respectively. The Company defines the average effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

The above discussed risks from the Health care Legislation and the slow recovery from the global credit and financial crisis may adversely impact the achievable growth in occupancy, if any, and average rental rate per square foot. The Company has approximately 19% of its leases, based on rent, up for renewal in 2015 compared to approximately 28% in 2014. Approximately 43% of the Company’s 2012 lease terminations were due to migration of tenants from our Cortlandt Medical Center to the neighboring hospital following the completion of a major hospital renovation and expansion. The facility is now full and we believe the long term impact of the expanded and growing hospital will be beneficial to the Cortlandt Medical Center which is the closest professional medical center in the immediate vicinity of the hospital. The Company completed retenanting the Cortlandt Manor Medical Center effective December 1, 2014. In January, 2015, New York Presbyterian Hospital, announced that they closed on the acquisition of the Hudson Valley Medical Center, which is the hospital immediately across the street from the Cortlandt Manor Medical Center, The Company sees New York Presbyterian hospital as a network with a strong presence in the New York region and an institution that invests for its long term success through growth in quality and size, thereby being an economic stimulus to the local health care market. The Company believes this will translate as a positive step toward improving market rents and stabilized long term occupancy of the Cortlandt Manor Medical Center. While the economy improved during 2014 and 2013, it may not be an accurate indicator of 2015. General economic conditions and the threat or reality of a rising interest rate environment, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2014 and 2013. During 2014, the Company incurred brokerage commissions and related legal fees of approximately $76,000 on new leases and renewals/expansions and provided approximately $95,000 in related tenant improvements. Additionally, the Company provided approximately $200,000 of tenant concessions in the form of rent abatements. The commissions and related legal fees, tenant improvements and concessions resulted in $3.2 million of total lease commitments over the term of the respective leases, with a total of $5,098,000 additional commitments in all. The Company believes any significant long-term leases signed in 2015 may be accompanied by tenant incentives and/or rent concessions that will equal or exceed those made in 2014.

Business Operations/Liquidation

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. This strategy involves a balance between preserving capital and improving the market value of the real estate portfolio which we currently manage for GSD. Our objectives are as follows:

●	managing the real estate portfolio currently held by GSD to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;

●	pursuing the re-zoning effort of the Flowerfield property on behalf of GSD to maximize its value;

●	focusing use of capital by the Company or GSD to that which preserves or improves the market value of GSD’s real estate portfolio;

●	maximizing Funds From Operations (“FFO”) and company adjusted FFO (“AFFO”);

●	managing the tax liquidation process and real property dispositions.

We believe these objectives help us achieve our strategic objective in the long term and strengthen our business and enhance the value of our underlying real estate portfolio in the short term.

It is the current intent of the Company’s board of directors to seek shareholder approval for the merger and, if such approval is obtained, to consummate the merger. Although the consummation of the merger will complete the tax liquidation, the board of directors currently intends that, following the merger, Gyrodyne, LLC will operate with a business plan to dispose of its current real property assets in an orderly manner designed to obtain the best value reasonably available for such assets. Proceeds of such dispositions will be used to settle any claims, pending or otherwise, against Gyrodyne, LLC and to make distributions to holders of Gyrodyne, LLC interests. When all properties of Gyrodyne, LLC are disposed of, it is intended that Gyrodyne, LLC will dissolve and a final distribution will be made.

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

It is not anticipated that any shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by the Company’s board of directors, or if after the merger by Gyrodyne, LLC’s board of directors. The prices at which the various assets may be sold depends largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, U.S. and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

Uncertainties as to the precise value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to shareholders in the liquidation. Claims, liabilities and expenses from operations, including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, although currently declining, will continue to be incurred following shareholder approval of the Plan of Merger. However, certain professional fees, such as legal expenses and the fees of outside financial advisors have recently increased, as a result of the strategic plan of liquidation. These expenses will reduce the amount of assets available for ultimate distribution to shareholders, and, while a precise estimate of those expenses cannot currently be made, management and our board of directors believe that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our shareholders will be reduced and could be eliminated.

Real Estate

Effective beginning December 30, 2013, GSD owns the 68 acre site called Flowerfield, primarily zoned for light industry, which is located approximately 50 miles east of New York City on the north shore of Long Island in the hamlet of St. James, New York. Flowerfield's location also places it in hydrological zone VIII, one of the most liberal with respect to effluent discharge rates. GSD currently has 130,426 square feet of rentable space located on approximately 10 acres of developed property at Flowerfield. As of December 31, 2014, there were 40 tenants, comprising 45 leases and 10 long-term tenants under month-to-month commitments. The annual base rent at Flowerfield based on the rates in effect as of December 2014 is $1,521,000 which included month-to-month annualized base rent of $132,000 on approximately 10,917 square feet. The occupancy rate is 70% as of December 31, 2014. The Flowerfield property is located in Smithtown Township. Studies including environmental, archeological, ecological and traffic have been conducted in connection with development plans -- all with no significant adverse findings. The Company believes that material costs will not be incurred in connection with compliance with environmental laws. During the years ended December 31, 2014 and 2013, the Company had no material expenses related to environmental issues.

In June 2007, the Company filed an application with the Town of Smithtown, New York to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. The residential mix and total number of residential units could change prior to or upon approval by local government agencies. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential". The costs associated with the ownership and development of the property through December 31, 2014 consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,961,000. The Company cannot predict the outcome of the application and has not aggressively pursued it as other options are being evaluated. The Company has an additional 5.2 acres bordering our industrial park that is currently zoned residential and is not part of the application for planned residential.

On June 27, 2007, the Company acquired ten buildings in the Port Jefferson Professional Park in Port Jefferson Station, New York, which as of December 30, 2013 is owned by GSD, subject to a mortgage obligation to the Company of approximately $4,147,000. As of December 31, 2014 the balance of the mortgage obligation is approximately $3,720,000 which is eliminated in the consolidated balance sheet. The buildings were acquired for an aggregate purchase price of $8,850,000 or $225 per square foot. The buildings, located at 1-6, 8, 9 and 11 Medical Drive and 5380 Nesconset Highway in Port Jefferson Station, are situated on 5.16 acres with 39,329 square feet of rentable space. As of December 31, 2014, there were 15 tenants, comprising 14 leases; the difference reflects one long-term tenant under a month to month agreement. The annual base rent based on the rates in effect as of December 2014 is $743,000 which included month–to-month annualized base rent of $21,000 on approximately 800 square feet. The occupancy rate was 70% as of December 31, 2014. The Company funded $5,551,191 of the purchase price by the assumption of the existing mortgage debt on the property and the remainder in cash after adjustments. The balance of the mortgage was prepaid in full in January 2013 and assumed by a subsidiary of Gyrodyne. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code.

On June 2, 2008, the Company acquired the Cortlandt Medical Center in Cortlandt Manor, New York, which as of December 30, 2013 is owned by GSD, subject to a mortgage obligation to the Company of approximately $3,512,000. As of December 31, 2014 the balance of the mortgage obligation is $3,302,000 which is eliminated in the consolidated balance sheet. The property consists of five office buildings which are situated on 5.01 acres with 31,198 square feet of rentable space on the date of acquisition. The purchase price was $7 million or $231 per square foot. As of December 31, 2014, there were 15 tenants, comprising 15 leases. The annual base rent based on the rates in effect as of December 2014 is approximately $821,000. The property was 100% occupied as of December 31, 2014. Of the $7 million purchase price for the property, the Company paid $1,750,000 in cash and received financing in the amount of $5,250,000. The balance of the mortgage was prepaid in full in November 2012 and assumed by a subsidiary of Gyrodyne. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code. Following certain capital improvements, the rentable square feet currently is 31,421 square feet.

On August 29, 2008, the Company acquired a 1,600 square foot single-family residential dwelling located on 1.43 acres at 1987 Crompond Road, Cortlandt Manor, New York, which as of December 30, 2013 is owned by GSD. The purchase price was $305,000. The Company was able to take advantage of a distressed sale by the seller. The property is located directly across the street from the Hudson Valley Hospital Center and adjoins the Cortlandt Medical Center. The property is zoned for medical office use by special permit and is potentially a future development site for expansion of the Cortlandt Medical Center. This property has not been mortgaged.

On March 31, 2009, the Company acquired the Fairfax Medical Center in Fairfax City, Virginia, which as of December 30, 2013 is owned by GSD, subject to a mortgage obligation to the Company of approximately $6,181,000. As of December 31, 2014 the mortgage obligation is approximately $5,867,000 which is eliminated in the consolidated balance sheet. The property consists of two office buildings which are situated on 3.5 acres with 57,621 square feet of rentable space at date of acquisition. The purchase price was $12,891,000 or $224 per square foot. As of December 31, 2014, there were 29 tenants, comprising 30 leases, renting space with an annual base rent of $1,463,000, based on the rates in effect as of December 2014. The occupancy rate as of December 31, 2014 was 93%. Of the $12,891,000 purchase price, the Company paid $4,891,000 in cash and received financing in the amount of $8,000,000. The acquisition of this property qualified for the deferral treatment under Section 1033 of the Internal Revenue Code and completed the tax-efficient reinvestment program of the $26.3 million advance payment received in connection with the condemnation of the 245 acres of the Flowerfield property. The balance of the mortgage was prepaid in full in December 2012 and assumed by a subsidiary of Gyrodyne.

On May 20, 2010, the Company acquired the building located at 1989 Crompond Road, Cortlandt Manor, New York, which as of December 30, 2013 is owned by GSD. The property consists of 2,450 square feet of rentable space on 1.6 acres. The purchase price for the property was approximately $720,000. This property is adjacent to the 1.43 acre property acquired by the Company in August 2008, and these two properties combined result in the Company owning approximately three acres directly across Crompond Road from the Hudson Valley Hospital Center in addition to the 5.01 acre Cortlandt Medical Center site. The Company financed approximately 90% of the purchase price utilizing its then revolving credit facility, which was prepaid in full in December 2012. The property was 100% occupied as of December 31, 2014 by two tenants with a total annual base rent of $35,700.

Limited Partnership Investment in Callery-Judge Grove, L.P. (the “Grove”)

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove in 1965. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida, which is the subject of a plan for mixed-use development.   Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.32% as of December 31, 2013. During 2014, certain partners elected to give back their limited partnership interests to the Grove, which directly resulted in increasing the Company’s share to 10.12% as of December 31, 2014.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove defaulted on its loan from Prudential and that the Grove was indebted to Prudential in an amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company had a year ended December 31, 2013 deferred tax liability related to the Grove of $1,315,000, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove. The aforementioned transactions resulted in taxable gains to Gyrodyne in 2014 but no book gain. The Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, in the taxable REIT subsidiary. The Company did not receive any distribution in connection with the sale. Under the equity method of accounting, the Company stopped recording losses after the carrying value of the investment was reduced to zero. The gain does not show up on the financial statements, as there were unrecorded accumulated prior year net operating losses which were not recorded as the investment basis was zero. Pursuant to the equity method of accounting, the 2014 gain is reduced by such accumulated unrecorded losses. As of December 31, 2014, the Company no longer has any accumulated prior year losses.

Tax Status

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (REIT) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal and state income tax. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified for taxation as a REIT for the four taxable years following the year in which it loses its qualification. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company received PLR-135927-10 (“PLR”), a Private Letter Ruling dated March 1, 2011 addressing the tax impact to REIT status from condemnation proceeds. The PLR ruling states the condemnation award will not be considered in determining whether the Company satisfies the REIT asset test under (i) Internal Revenue Code Section 856(c)(4) and (ii) under Section 856(c)(5)(J) the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether the Company satisfies the REIT gross income test under sections 856(c)(2) and 856(c)(3).

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Company applied for another private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on September 12, 2013. The PLR concludes that the Company’s receipt of the additional damages in July 2012 in connection with the judgment in the Company’s favor in its condemnation litigation with the State of New York occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the Special Dividend was paid in the form of interests in GSD to which Gyrodyne transferred its remaining real estate assets subject to mortgage obligations to the Company of $13,840,889. GSD will generally be treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If GSD fails to meet this requirement it may be taxable as a corporation.

In accordance with REIT distribution requirements, on December 20, 2013, the Company announced a dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of interests in a subordinated global dividend note of $16,150,000 that matures on June 30, 2017. The annual interest rate is 5% payable semiannually in kind or cash on June 15th and December 15th.

In addition, on September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033 (approximately $0.46 per share), the remaining undistributed balance of the 2013 taxable income, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). With the exception of the face value of the note, all terms and conditions mirror the terms and conditions of the previous notes issued. Accordingly, the allocation of Gyrodyne, LLC Shares previously designated for holders of interests in the subordinated global Dividend Note will now include as well holders of interests in the 2014 Dividend Note, unless otherwise paid, and the percentage so allocated will be adjusted to reflect the addition of the $682,033 principal amount of the 2014 Dividend Note.

The Company’s investment in the Grove is held in a taxable REIT subsidiary which also is the subsidiary that records the taxable operating results under its management services agreement with GSD. The Company recognized a tax benefit of approximately $697,000 related to deferred taxes on its investment in The Grove which was partially offset by approximately $132,000 of tax expense on the remaining taxable income of the taxable REIT subsidiary.

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

In pursuit of its business plan, and the sale of properties, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other public and private real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned by the Company, it competes with other owners of like properties for tenants.

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

Financing Strategy

General – Through early 2013, our principal source of financing had been property specific debt to leverage specific acquisitions, for 2010 the utilization of the revolving line of credit (“Revolver”), and the cash proceeds from the rights offering in 2011. The Revolver was utilized to finance the 2010 acquisition of property in Cortlandt Manor, New York, and support capital improvements and general working capital. Following the Company’s receipt of condemnation proceeds in July 2012, the Company’s principal source of financing became cash on hand and cash flow from operations.

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

In accordance with REIT distribution requirements, on December 20, 2013, the Company announced a dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of interests in a subordinated global dividend note payable that matures on June 30, 2017. The annual interest rate is 5% payable semiannually in kind or cash on June 15th and December 15th. On June 16, 2015, the initial semi-annual payment on the Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. On December 15, 2014, the second semi-annual interest payment on the original Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $403,790 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014.

On September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014.

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

On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The board believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

The Company is also conducting the rights offering because it provides our shareholders the opportunity to participate in an offering of our shares on a pro rata basis without diluting their ownership interest in our Company. The proceeds of the rights offering will provide Gyrodyne with needed liquidity as we pursue an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

Gyrodyne plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at a subscription price to be determined and subject to certain aggregate ownership limitations. The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. Assuming it is fully subscribed, Gyrodyne currently expects to receive gross proceeds of approximately $5,560,000 from the rights offering. Gyrodyne intends to conduct the special meeting to authorize the Merger as soon as reasonably possible after the consummation of the rights offering.

The registration statement filed with the SEC has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of a record date which has yet to be determined. The subscription price and number of rights needed in order to purchase one share of the Company’s stock also has yet to be determined. Gyrodyne will provide notice of the record date and subscription price in the future at such time as they are determined. This disclosure and report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

In addition, this report is not to be considered material to solicit proxies related to the special meeting or deemed an offer to sell the Gyrodyne, LLC equity interests (“Gyrodyne, LLC Shares”), which solicitation and offer will only be made through a definitive proxy statement/prospectus relating to the Merger and the issuance of the Gyrodyne, LLC Shares. Gyrodyne filed definitive proxy materials with the SEC on July 1, 2014 with respect to the Plan of Merger. If our board determines to try again to hold the special meeting to authorize the Plan of Merger, which is our current intention, Gyrodyne will solicit proxies through such definitive proxy statement or, if necessary, a post-effective amendment thereto.

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

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by GSD for the remediation thereof. No assurance can be given, however, that environmental regulations will not in the future have a materially adverse effect on GSD properties.

Insurance

The Company and GSD carry comprehensive liability, property, terrorism and umbrella insurance coverage which includes fire, flood, earthquakes and business interruption insurance and covers all of our properties. The Company annually reviews its policies with regard to both risk management and the underlying premiums and believes the policy specifications, insurance limits and deductibles are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, all of its properties are adequately insured.

Major Tenants

For the year ended December 31, 2014, rental income from the three largest tenants represented approximately 8%, 5% and 5% of total rental income.

The three largest tenants by revenue as of December 31, 2014 consist of a state agency located in the industrial park, another tenant in the industrial park and a medical tenant in one of our medical parks.

For the year ended December 31, 2013, rental income from the three largest tenants represented approximately 11%, 5% and 5% of total rental income. The Company received notice in November 2013 that the largest tenant, a state agency, would not be renewing two of its three leases in March 2014 resulting in a reduction of approximately 8,900 leased square footage and related reduction in annual revenue of approximately $135,000.

The current economic challenges facing state and local budgets have impacted 2 of the 3 largest tenants. One of these tenants had multiple leases, two of which were not renewed during 2014. However, there can be no assurance that the remaining leases will renew for the same square footage, at favorable rates, if at all.

Fiscal year 2014 Transaction Summary

The following summarizes our significant transactions and other activity during the year ended December 31, 2014.

Debt Financing

On December 30, 2013, the Company distributed 100% of the interests in GSD to its shareholders to satisfy the non-cash portion of the dividend declared on September 13, 2013 and paid on December 30, 2013. Gyrodyne contributed 100% of its real estate to GSD prior to the distribution, with the medical properties subject to mortgage obligations payable to FMI of $13,840,889. The Company retained management control that gave it unilateral control over GSD, including enjoying some of the financial rewards as well as some of the exposure to future losses of GSD. The Company has determined that GSD is a variable interest entity, of which Gyrodyne is the primary beneficiary, and therefore GSD has been consolidated in our financial statements. The terms of the mortgage debt match the terms of the mortgage debt acquired in December 2012 and January 2013 from the original lenders as these mortgages were assumed internally for legal purposes and continued to be registered and valid for all of 2014 with the intercompany balances eliminated. GSD’s net assets are excluded from stockholders equity attributable to the Company’s shareholders. In addition, GSD’s net losses are excluded from the net losses attributable to the Company. GSD will generally be treated as a partnership for federal income tax purposes so long as 90 percent of its gross income is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes real property rents and gain from the sale or other disposition of real property (including property held for sale to customers as described in section 1221 (a)(1)). If GSD fails to meet this requirement it may be taxable as a corporation.

PROPERTY RELATED MORTGAGE AND REVOLVING DEBT OUTSTANDING	MORTGAGE BALANCE PAYABLE TO FMI*@ 12/31/13	MORTGAGE BALANCE PAYABLE TO FMI* @ 12/31/14
Cortlandt Medical Center	$3,512,079	$3,302,079
Fairfax Medical Center	6,181,431	5,867,118
Port Jefferson Professional Park	4,147,379	3,720,266
Total	$13,840,889	$12,889,463
Revolving debt	262,741	4,280,943
Total	$14,103,630	$17,170,406

*On consolidated financial statements, GSD’s obligation to FMI is eliminated.

Dividend Note

The transfer of the properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, we determined that Gyrodyne would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013 we declared an additional dividend, payable on January 31, 2014 to the Company’s shareholders of record as of December 31, 2013. This dividend was paid in the form of non-transferrable uncertificated interests in a global subordinated dividend note due June 30, 2017 aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes.

On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

On December 15, 2014, the second semi-annual interest payment on the original Dividend Note was paid in kind in the form of non-transferrable uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $403,750 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014.

On September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033 or $0.46 per share. The dividend was paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note on December 31, 2014 to all shareholders of record as of September 26, 2014. The terms of the note are identical to the original Dividend Note other than the face value of the note and the initial semi-annual interest payment date thereunder. The dividend was intended to prevent the imposition of federal corporate income tax on Gyrodyne’s undistributed 2013 REIT taxable income.

Leasing Activity

New Leases and Renewals:

During 2014, the Company signed eight new leases comprising annual base rent of $254,901, excluding tenant reimbursements, at an average rate per square foot of $22.74, which were offset by fifteen terminations comprising $497,884 in annual revenue, excluding tenant reimbursements at an average rate per square foot of $16.80. The net impact was a decrease in annual lease commitments and rented square footage of approximately $243,000 and 18,000 square feet, respectively. A total of thirty-four lease renewals were signed during 2014 comprising approximately 51,000 square feet, $981,000 in annual revenue and $3,202,000 in total commitments. Additionally, we entered into two expansions and one reduction with existing tenants resulting in a net increase of approximately 1,200 square feet, annual revenue of $7,000 and total lease commitments of $63,000.

Medical Parks – During 2014, we entered into five new leases in our medical parks encompassing approximately 9,000 square feet, $231,000 in annual rent and total lease commitments over the term of such leases of approximately $1,796,000. We also renewed fourteen leases comprising approximately 22,000 square feet, $559,000 in annual revenues and total lease commitments of approximately $2,515,000. There were no lease expansions in the medical parks during 2014.

Industrial Park – During 2014, we entered into three new leases in the Flowerfield industrial park encompassing approximately 2,000 square feet and $24,000 in annual revenue and total lease commitments of approximately $36,000. We also renewed twenty leases comprising approximately 29,000 square feet, $422,000 in annual revenue and total lease commitments of approximately $687,000. There were two expansions signed comprising approximately 3,400 square feet, $34,000 in annual revenue and $63,000 in total lease commitments. Offsetting the expansions was one reduction comprising approximately 2,200 square feet and $27,000 in annual revenue.

Lease Terminations/Defaults - We aggressively negotiate renewals to ensure we maximize the revenue stream and market value of our properties. There were five lease terminations in our medical parks comprising approximately 6,000 square feet and $167,000 in annual revenues. Additionally, our industrial park experienced ten lease terminations comprising approximately 23,700 square feet and $331,000 of annual revenue.

The medical parks do not have any tenants in default. There were three defaults in the industrial park which resulted in evictions comprising approximately 7,000 square feet and a reduction of $88,000 in annual revenue. As a result of the defaults, the Company incurred bad debt expense of approximately $27,000. The Company received judgments in the defaults totaling approximately $60,000 for past rent and legal fees which the Company will not recognize until paid.

Retention Bonus Plan

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “Management Services Arrangements”). There were no bonus payments made under this plan during the year ended December 31, 2014.

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

The Retention Bonus Plan consists of a bonus pool funded with an amount equal to 5% of the specified appraised value of each of the Contributed Properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the board of directors of the Company or its successor in consultation with its President.

Proxy/Prospectus – Merger with GSD

The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2012 annual meeting on December 27, 2013, without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On September 25, 2014, the Company announced the Annual and special meetings would be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Company was advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted by delivery of proxy cards, approximately 97% of such shares were voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger, not enough shares have been voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, had been further postponed until the second or third quarter of 2015. At the special meeting, the Company will ask the shareholders of the record date to authorize the plan of merger. The Company and its advisors continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction. See “Business—Strategic Process--Rights Offering”.

Condemnation Lawsuit

In early July 2012, the Company received $167,530,657 from the State of New York (the “State”) in payment of the Judgments in the Company’s favor in the condemnation litigation with the State. The amount received consisted of $98,685,000 in additional damages, $1,474,941 in reimbursement of costs, disbursements and expenses, and $67,370,716 in interest. Following notification from the State, the Company returned $29,000 due to an error in the original interest calculation and remittance prepared and paid by New York State.

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

Following a change in tax law in January 2013, retroactive to January 2012, reducing the recognition period for REIT owned property applicable for the 2012 taxable year to five years, the Company applied for a private letter ruling (“PLR”) from the IRS in March 2013 and ultimately received a favorable ruling on September 12, 2013. The PLR concludes that the Company’s receipt of the additional damages in July 2012 in connection with the judgment in the Company’s favor in its condemnation litigation with the State of New York occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax, in order to avoid incurring the corporate level tax.

On September 13, 2013, the Board declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per share, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance of the Special Dividend was payable in the form of interests in a limited liability company, GSD, to which Gyrodyne transferred its real estate assets.

In conjunction with the Special Dividend, the company reversed the deferred taxes of $61,649,000 less alternative minimum taxes paid or accrued of $95,558.

Taxes attributable to the taxable REIT subsidiary:

Taxes attributable to the limited partnership investment in The Grove:

As of December 31, 2013, the Company had a deferred tax liability related to The Grove of $1,315,000. During 2014, approximately $618,000 of the deferred taxes were recognized as currently payable with the balance of $697,000 recognized as a tax benefit in 2014.

Taxes attributable to the operating results of managing GSD:

The Company incurred a tax expense of approximately $132,000 resulting from approximately $327,000 of taxable income from the management of GSD.

Strategic Alternatives

On March 12, 2014, the Company and Rothschild Inc. (“Rothschild”) entered into an amendment to the engagement letter dated as of August 8, 2012 (the “Engagement Letter”) between Rothschild and the Company, pursuant to which the engagement of Rothschild was terminated and the Company agreed to pay Rothschild $970,967 in full satisfaction of any and all amounts due or alleged to be due under the Engagement Letter by reason of the Special Dividend, the Second Special Dividend, any other corporate transaction publicly announced prior to March 12, 2014 or any amount that might have otherwise become due by reason of the Company’s obligation to pay Rothschild a success fee in connection with certain transactions that may be consummated during a specified period following a termination. Under the Engagement Letter, approximately $850,000 of the fee was recognized in 2013 as a result of the special cash dividend and the balance of approximately $120,000 was an expense incurred in the first quarter of 2014. The Company had previously paid Rothschild a total of $629,032, exclusive of reimbursed expenses, pursuant to the Engagement Letter. Rothschild had been serving as the Company’s financial advisor in connection with the strategic process. Strategic alternative expenses incurred for the years ended December 31, 2014 and 2013 were $1,836,476 and $3,637,123, respectively.

Subsequent Events

Leasing Activity

Subsequent to December 31, 2014 the Company signed 11 new leases and lease extensions comprising approximately 10,000 square feet, $173,000 in annual revenue and $344,000 in total lease commitments. Additionally, 2 existing tenants expanded their existing space by approximately 1,400 square feet which will increase annual revenue by approximately $14,000 and lease commitments by approximately $63,000.

As of March 13, 2014, the Company has experienced 5 lease terminations comprising approximately 7,500 square feet with approximately $186,000 in annual revenue.

Strategic Process

On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The board believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

The Company is also conducting the rights offering because it provides our shareholders the opportunity to participate in an offering of our shares on a pro rata basis without diluting their ownership interest in our Company. The proceeds of the rights offering will provide Gyrodyne with needed liquidity as we pursue an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

Gyrodyne plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at a subscription price to be determined and subject to certain aggregate ownership limitations. The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. Assuming it is fully subscribed, Gyrodyne currently expects to receive gross proceeds of approximately $5,560,000 from the rights offering. Gyrodyne intends to conduct the special meeting to authorize the Merger as soon as reasonably possible after the consummation of the rights offering.

The registration statement filed with the SEC has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of a record date which has yet to be determined. The subscription price and number of rights needed in order to purchase one share of the Company’s stock also has yet to be determined. Gyrodyne will provide notice of the record date and subscription price in the future at such time as they are determined. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

In addition, this report is not to be considered material to solicit proxies related to the special meeting or deemed an offer to sell the Gyrodyne, LLC equity interests (“Gyrodyne, LLC Shares”), which solicitation and offer will only be made through a definitive proxy statement/prospectus relating to the Merger and the issuance of the Gyrodyne, LLC Shares. Gyrodyne filed definitive proxy materials with the SEC on July 1, 2014 with respect to the Plan of Merger. If our board determines to try again to hold the special meeting to authorize the Plan of Merger, which is our current intention, Gyrodyne will solicit proxies through such definitive proxy statement or, if necessary, a post-effective amendment thereto.

Other

Employees – As of December 31, 2014 and 2013 we had 7 employees. In late 2014 we implemented changes that reduced headcount to 6 people in early 2015 and incurred severance and related costs of $44,000. The severance costs are included in General and Administrative expenses in the year end December 31, 2014 financial statements.

Industry Segments - We operate primarily in one segment, mortgages we hold and the management of multitenanted industrial and medical office buildings / properties owned by GSD. The Company holds three mortgages which are the obligation of GSD. The mortgages are REIT qualified assets and as such the Company continues to qualify as a REIT.

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

Item 1A. Risk Factors

Gyrodyne’s business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing Gyrodyne’s actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Gyrodyne or that Gyrodyne currently deem immaterial also may materially adversely affect us in future periods. For more information about forward-looking statements, see the section of this report entitled “Cautionary Statement Concerning Forward-Looking Information” below.

Risks Associated with the Plan of Liquidation and Plan of Merger

There are risks and uncertainties associated with the Plan of Liquidation generally.

There are a number of risks and uncertainties relating to the Plan of Liquidation (including those associated with the, the proposed Merger and the respective transactions contemplated thereby). For example:

●	the transactions may not be consummated (including as a result of a legal injunction) or may not be consummated as currently anticipated;
●	there can be no assurance that approval of our shareholders for the Merger will be obtained;
●

there can be no assurance other conditions relating to implementation of the Merger will be satisfied or waived or that other events will not intervene to delay or result in our board of directors rescinding the Plan of Liquidation or terminating the Plan of Merger;

●

if the transactions are not completed, the share price of common stock may change to the extent that the current market price of Gyrodyne shares reflects an assumption that the transactions contemplated by the Plan of Liquidation and the Plan of Merger will be consummated;

●

we are incurring and may continue to incur significant costs arising from efforts to engage in the transactions contemplated by the Plan of Liquidation and the Plan of Merger, and these efforts may not result in the successful completion of such transactions;

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

●

we may continue to incur difficulties in preserving the commercially sensitive confidential information that we may need to disclose to other persons during this process. If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.

If the Merger is consummated, the allocation of Gyrodyne, LLC Shares to be issued to Gyrodyne shareholders, GSD Interest holders and holders of interests in dividend notes is subject to adjustment in the discretion of the Gyrodyne board of directors.

If the Merger is approved and consummated, Gyrodyne and GSD would merge into Gyrodyne, LLC, and Gyrodyne shares and the GSD Interests issued in the First Special Dividend would be converted into, and the Dividend Note issued as the Second Special Dividend and certain other notes issued by Gyrodyne would, if outstanding, be redeemed for, Gyrodyne, LLC Shares. The Plan of Merger provides that holders of Gyrodyne shares will receive approximately 15.2% of the Gyrodyne, LLC Shares in the aggregate, holders of interests in the Dividend Note ($16,150,000 principal amount) would receive approximately 29.2% of the Gyrodyne, LLC Shares in the aggregate, and holders of GSD Interests would receive approximately 55.6% of the Gyrodyne, LLC Shares in the aggregate. The Plan of Merger also provides, however, that the foregoing allocations are subject to adjustment in the discretion of the Gyrodyne board of directors. The board of directors determined the foregoing allocations based on the relative values it attributed to the three categories of securities that will be exchanged or redeemed for Gyrodyne, LLC Shares, namely the assumed pro forma book value of Gyrodyne of $8,450,000 (approximately $5.70 per share), the principal amount of the Dividend Note ($16,150,000 or $10.89 per share) and the fair market value of GSD Interests as determined by our board ($30,685,000 or $20.70 per share). It is anticipated that our board will determine in its discretion to adjust the foregoing allocations to account for developments occurring after the foregoing allocations were originally set in December 2013 which cause the relative values placed on Gyrodyne shares, GSD Interests and Dividend Note interests to change materially. These developments may include, without limitation, consummation of the rights offering, the liquidity facility provided by Gyrodyne to GSD, accrual of interest on the Dividend Note, any new appraisals on the Contributed Properties indicating a valuation materially different from the aggregate value for such properties reflected in the 2013 appraisal, any valuations of the GSD Interests and the Dividend Note interests indicating valuations materially different from the valuations for such assets determined in December 2013, adoption of our retention bonus plan, the financial performance of Gyrodyne and GSD and any increase in Gyrodyne’s funding obligation with respect to the Pension Plan. In addition, on September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033, paid in the form of non-transferrable uncertificated interests in a dividend note on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). Accordingly, the allocation of Gyrodyne, LLC Shares previously designated for holders of interests in the Dividend Note will now include as well holders of interests in the 2014 Dividend Note, if it remains outstanding. The percentage allocated to all note holders will be adjusted to reflect the aggregate amount outstanding under the notes including accrued interest thereon net of all cash payments thereon. The final determination of our board of directors as to the allocation of Gyrodyne, LLC Shares to be made to Gyrodyne shareholders, GSD shareholders and interest holders in the outstanding Notes will be announced in a post-effective S-4 and or via press release, a copy of which will be filed with the SEC under cover of a Current Report on Form 8-K, at least ten days prior to the special meeting at which shareholders will be asked to vote on the Merger. In addition, in carrying out its fiduciary obligations to Gyrodyne and its shareholders, its legal obligations to GSD and its contractual obligations to the holders of interests in the Notes, our board of directors may face situations where there may be a conflict among the interests of Gyrodyne’s shareholders, GSD’s shareholders and the Note holders.

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

Although consummation of the Merger will complete the Tax Liquidation, our board currently intends that, if the Merger is consummated, Gyrodyne, LLC will operate with a business plan to dispose of its current real property assets in an orderly manner designed to obtain the best value reasonably available for such assets. The liquidation process is subject to numerous uncertainties, may fail to create value for our shareholders and may not result in any remaining proceeds for distribution to our shareholders. The precise nature and timing of any distribution to our shareholders subsequent to the Merger, if consummated, will depend on and could be delayed by, among other things, sales of our real estate assets, claim settlements with creditors, resolution of outstanding litigation matters, payment of incentive bonuses to employees, directors and former employees and a former director who were vested under the Incentive Compensation Plan and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of or eliminate distributions to our shareholders include unanticipated costs relating to:

●	failure to achieve favorable values for our properties in their disposition;
●	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future; and
●	delays in our liquidation, including due to our inability to settle claims.

As a result, we cannot determine with certainty the amount or timing of distributions to our shareholders or to holders of Gyrodyne, LLC shares.

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

There will be adverse tax consequences to Gyrodyne and to its shareholders if we fail to complete the Tax Liquidation within two years after adoption of the Plan of Liquidation

If Gyrodyne does not complete the Tax Liquidation prior to September 12, 2015 (the two year anniversary of the adoption of the Plan of Liquidation), the Board of Directors expects to withdraw the Plan of Liquidation, in which case all prior distributions made pursuant to the Plan of Liquidation will be treated to shareholders as taxable dividend income (generally subject to the highest marginal federal income tax rates and not the reduced rates applicable to “qualified dividend income” in the case of U.S. shareholders, and to 30% withholding tax in the case of non-U.S. investors) to the extent of Gyrodyne’s current or accumulated earnings and profits, rather than as non-taxable returns of capital and/or capital gains as would be the case if the Tax Liquidation is completed. Gyrodyne’s failure to complete the Tax Liquidation will therefore cause taxable shareholders to incur, on a retroactive basis, a significantly larger U.S. federal income tax liability than if the Tax Liquidation were completed. In addition, any previously filed tax returns on which such distributions were reflected would be incorrect, and thus, in order to properly report the consequences of such distributions, shareholders would be required to amend such tax returns and pay any additional taxes with interest and applicable penalties. Other adverse tax consequences may also result for shareholders. Shareholders are urged to consult their tax advisors regarding the adverse reporting and other tax consequences to them if Gyrodyne does not complete the Tax Liquidation.

In addition, Gyrodyne itself could be subject to adverse tax consequences if the Tax Liquidation is not completed. For example, in connection with the change in the character of the distributions, Gyrodyne may be subject to taxes, interest, and penalties as a result of its failure to properly withhold on dividend distributions to non-U.S. investors or its failure to make certain designations or elections that normally do not apply with respect to liquidating distributions. In addition, Gyrodyne has provided information returns to the IRS and to its shareholders, and has filed its own corporate tax returns, on the basis that each of the First Special Dividend and the Second Special Dividend were liquidating distributions. Gyrodyne will be required to issue corrected information returns to shareholders, as well as to amend its own tax returns, and will be subject to IRS penalties with respect to the previously provided incorrect information and other returns except to the extent it is able to qualify for “reasonable cause” exemptions from penalties in certain circumstances. No assurance can be given that Gyrodyne will be able to qualify for such exemptions.

A number of obstacles could prevent Gyrodyne from completing the Tax Liquidation. Under New York law, the affirmative vote of holders of at least two-thirds of our outstanding shares is required to approve the Merger. Gyrodyne has previously called for a special meeting three times to have a vote on the Plan of Merger and has been forced to postpone the special meeting three times, most recently until the first half of 2015, because of an inability to secure the requisite two-thirds of the outstanding shares vote. Although the shares that were voted in these previous attempts to conduct the special meeting were overwhelmingly voted in favor of the Merger, not enough shares were voted to achieve the two-thirds of the outstanding shares vote requirement. On March 6, 2015, Gyrodyne filed a registration statement with the Securities and Exchange Commission for a rights offering to its existing shareholders to facilitate the two-thirds vote. There can be no assurance that the rights offering will be successful or that shareholders will approve the Merger prior to September 12, 2015. Also, on July 3, 2014, a purported shareholder of Gyrodyne filed a putative class action lawsuit against Gyrodyne and members of its board of directors seeking, among other things, injunctive relief enjoining the Merger and the other transactions relating to the Plan of Liquidation. The court scheduled a preliminary conference in the case, which has been adjourned until September 14, 2015. Accordingly, no assurance can be given that we will be able to complete the Tax Liquidation and thereby avoid the significant adverse tax consequences described above for Gyrodyne and its shareholders.

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

To maintain our REIT status, the Company is required to distribute to our shareholders at least 90% of our annual REIT taxable income, as defined by the Internal Revenue Code (which does not equal net income as calculated in accordance with GAAP).  We have not paid any dividends other than the following special dividends:

●	March 2007 - A special distribution of $4.00 per share.
●	December 2012 - A special dividend of $38.30 per share.
●	December 30, 2013 – We paid a $98,685,000 special dividend of which approximately $68,000,000 or $45.86 per share was in cash and the remaining $20.70 per share was in interests in GSD.
●	January 31, 2014 we paid a $10.89 per share dividend in the form of interests in a global dividend note that matures on June 30, 2017.
●	On December 31, 2014 we paid a $682,033 dividend (approximately $0.46 per share) in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017

We have a history of losses and could experience losses in the future. While we hope to begin the process of declaring special distributions as we execute our Plan of Liquidation, there can be no guarantee that we will have REIT taxable income to distribute, and we may not make any dividends or distributions in the future other than distributions of proceeds on the sale of the Company or any of our assets.

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

The Company received a private letter ruling in March 2011 (the "2011 PLR") addressing the tax impact to its REIT status from the anticipated receipt of condemnation proceeds, reimbursed litigation expenses and interest. The 2011 PLR states that the condemnation award will not be considered in determining whether we satisfy the REIT asset test under Code Section 856(c)(4), and under Section 856(c)(5)(J), the interest on the award and the reimbursement of costs derived from the claim will not be considered in determining whether we satisfy the REIT gross income test under Sections 856(c)(2) and 856(c)(3).

The Company received an additional PLR in September 2013 (the "2013 PLR") that permitted Gyrodyne to distribute in 2013, by means of a special dividend, the gains realized from its receipt of the condemnation proceeds described above, subject to a 4% excise tax but without incurring a REIT-level 35% capital gains tax.

Each of the 2011 PLR and the 2013 PLR is based on certain representations and statements made by the Company in the applicable ruling request. If the representations and statements made in a ruling request are untrue or incomplete in any material aspect, the

Company may not be able to rely on the 2011 PLR or the 2013 PLR, as applicable.

Failure to make distributions could subject us to tax.

In order to maintain our qualification as a REIT, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income, excluding net capital gain.  The Code provides two options for REITs to defer dividends of current year’s earnings until the subsequent taxable year. Under Section 857(b)(9) of the Code, dividends declared by a REIT in October, November or December and payable to shareholders of record on a specified date in any such month are deemed to have been paid by the REIT and received by the shareholders on December 31 of that year, so long as the dividends are actually paid by January of the following year. Accordingly, taxable shareholders of record who are entitled to receive the dividend when paid in January are taxed in the year of the declaration and accrual of the dividend, and not in the year of payment. REITs that fail to distribute at least 85% of their ordinary income and at least 95% of their capital gain income to shareholders are subject to a 4% excise tax under Section 4981 of the Code. Our only source of funds, other than our cash on hand, to make these distributions generally comes from rent we receive from our tenants with the exceptions being the special distributions we made in 2007 and 2012 from the condemnation proceeds received in each such year.  Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.  There was a special dividend declared in the amount of $38.30 per share to shareholders of record as of December 1, 2012 and paid on December 14, 2012 resulting in a total dividend distribution of $56,786,652. During 2013, we paid a $98,685,000 special dividend of which approximately $68,000,000 or $45.86 per share was in cash and the remaining $20.70 per share was in interests in GSD. On January 31, 2014 we paid a $10.89 per share dividend in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017. Furthermore, on December 31, 2014, we paid a dividend of $682,033 (approximately $0.46 per share) in the form of interests in a global dividend note payable in kind or cash that matures on June 30, 2017.

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

If we fail to remain qualified as a REIT, we may have to reduce or eliminate any planned distributions to our shareholders in order to satisfy our income tax liabilities.  Any distributions that we did make to our shareholders would be treated as taxable dividends to the extent of our current and accumulated earnings and profits.  This could result in negative investor and market perception regarding the market value of our common stock, and the value of your shares of our common stock could be reduced.  In addition, we may face increased difficulty in raising capital or obtaining financing if we fail to qualify or remain qualified as a REIT because of the resulting tax liability and potential reduction of our market valuation, including potential delisting if our market capitalization or stock price falls below the NASDAQ minimum requirements.

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

On September 12, 2013, the Company received the PLR from the IRS. The PLR permitted the Company to distribute, by means of a special dividend, the gains realized from its 2012 receipt of additional damages in connection with condemnation litigation subject to a 4% excise tax, but without incurring a REIT-level 35% tax or a REIT level built in gains tax.

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

The Board’s revocation of our REIT status without shareholder approval may decrease our shareholders’ total return.

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

Approximately 131,000 square feet of our rentable space and approximately 64% of our gross revenues for 2014 are attributable to our medical office properties. The medical office properties (now owned by GSD) are subject to various operating risks common to the healthcare industry, many of which are beyond our control, including the following:

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

Our medical properties require periodic capital expenditures and renovation to remain competitive. Maintaining our occupancy upon renewals or locating new tenants may require rent concessions, tenant improvements or a combination of both. Additionally, the recent federal healthcare legislation has caused some medical professionals to increase their space requirements. Our ability to relocate our tenants into more suitable space within our medical parks may be limited due to the size of the suites currently vacant and the willingness of tenants to relocate within the building.  GSD’s ability to fund capital expenditures may be limited.

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

Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede GSD’s ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, GSD’s ability to promptly sell one or more properties in the portfolio in response to changing economic, financial and investment conditions is limited.

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

Risks Related to Our Business and Properties

If the general economy weakens or the recovery becomes volatile, our operating performance and financial results may be harmed by declines in occupancy, average rate per square foot and tenant reimbursements.

The performance of industrial parks and the general economy have traditionally been closely linked. While medical parks traditionally have been less affected by economic downturns, the combination of the recent federal healthcare legislation and the ongoing general economic weakness has adversely affected private medical professional practitioners and demand for medical office space.  We incurred a net loss before taxes of approximately $3.7 million for our 2014 fiscal year of which approximately $1.8 relate to the strategic process.  A prolonged economic downturn and or economic volatility may produce continued losses.  A continued weak economy may adversely and materially affect our industry, business and results of operations and we cannot predict how long the weak economy might continue.  Moreover, reduced revenues as a result of the weak economy will also reduce our working capital.

We are subject to risks stemming from the New York State budget crisis.

Our industrial park borders on Stony Brook University and the University’s leases with us represent over 8% of our overall rentable space.  The New York State budget crisis put additional pressure on Stony Brook University, part of the State University of New York system, to cut costs and there is no guarantee that it will continue to renew leases for equivalent space in the future.  Furthermore, many of our tenants service the local area and may be adversely affected by a reduction in business from Stony Brook University. In early 2014 Stony Brook University terminated 2 of its 3 remaining leases and there is no guarantee it will renew its remaining leases when they expire in 2019.

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

GSD’s properties have an ongoing need for renovations and other capital improvements, including replacement of HVAC systems, parking lots, elevators, and other structural items.  Tenants often require us to make periodic capital improvements as a condition of renewing leases.  For the year ended December 31, 2014 we spent approximately $927,000 on capital improvements to our real estate portfolio. Capital improvements and renovation projects may give rise to the following risks:

●	possible environmental problems;

●	construction cost overruns and delays;

●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

●	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs associated with capital improvements on its properties could adversely affect GSD’s financial condition and reduce its ability to repay its mortgages or pay management fees.

Risks associated with our investment in Callery-Judge Grove, L.P.

We own approximately 10.12% limited partnership interest in Callery Judge Grove, L.P., a New York limited partnership, which owned a 3,700+ acre citrus grove located in Palm Beach County, Florida. The property is the subject of a plan for a mixed use of residential, commercial, and industrial development which is under review by state and local municipal authorities. We face several risks inherent in ownership of a minority interest in a limited partnership.

We account for the investment under the equity method. As of December 31, 2014, the carrying value of our investment was $0. We cannot predict what, if any, value we will ultimately realize from this investment.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC (“Prudential”), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. We are a limited partner in the Grove but are not a guarantor of any debt related to the Grove. Our investment is held in a taxable REIT subsidiary where we had a $1,315,000 deferred tax liability related to the Grove which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 which were offset by prior losses that were not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly.

On September 19, 2013, the Grove property was sold, the foreclosure lawsuit was dismissed and the Grove property was conveyed to Minto Florida Developments, LLC (“Minto”), a family-owned real estate development, construction and management company, and the Grove’s debt to Prudential was repaid. Our investment continues to be held in a taxable REIT subsidiary of Gyrodyne with $0 carrying value but no longer has a deferred tax liability. We recognized a $618,000 deferred tax liability and a tax benefit for the balance of the 2013 deferred taxes of $697,000. The $618,000 represents the tax effect of taxable income in the current year in excess of taxable losses in prior years not yet recorded pursuant to the equity method of accounting. Gyrodyne did not receive any distribution in connection with the sale of the Grove property. Under the agreement with Minto, however, the Grove may receive certain additional payments if certain development benchmarks are achieved by Minto, which could enable future distributions to Gyrodyne. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

We are limited in our ability to transfer our interest in the Grove; our interest can only be assigned or transferred upon the terms and conditions set forth in the limited partnership agreement.  Those restrictions may at times preclude a transfer of our interest.  We may not transfer our interest without prior written notice to, and receiving consent in writing and at the sole discretion of the Grove’s managing partner.  The transferor must also provide the Grove’s managing partner on request an opinion of counsel that the transfer will not violate any securities, tax or other laws or rules and will not affect the tax status or treatment of the Grove.  No public market for the Grove’s interests exists or is contemplated in the foreseeable future.

Since limited partners do not participate in management of the Grove’s business, we must rely on the managing partner to adequately manage the Grove’s affairs.  The managing partner of the Grove controls the Grove and is in a position to exercise sole decision-making authority regarding the Grove’s assets, including any realization or monetization of authority over any potential receivables resulting from or growing out of the aforementioned sale to Minto and including, but not limited to, the method and timing of disposition of the assets. We do not participate in the management or control of the Grove or the conduct of its business.  We have only limited voting rights with respect to the Grove’s affairs. We must rely upon the fiduciary responsibility and judgment of the managing partner of the Grove to manage the Grove’s affairs in the best interests of the limited partners.

Our investment in the Grove is in a taxable REIT subsidiary and is subject to federal and state income tax on any taxable income from the investment.  As a limited partner in the Grove, we have minimal   influence over its management and operations.  Substantial income from the Grove, either through debt forgiveness or operations, exceeded our historical losses resulting in a tax liability in 2014.

Risks Related to our Currently Proposed Rights Offering

On March 6, 2015, we filed a registration statement on Form S-1 (No. 333-202585) with the SEC for a proposed rights offering to the Company’s existing shareholders of non-transferable subscription rights to purchase shares of the Company’s common stock. Holders of our common stock on the record date for the rights offering, which is yet to be determined, would be eligible to participate. The registration statement has not yet become effective. We may not sell the securities that are the subject of the registration statement nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights offering, which is expected to commence immediately following the effectiveness of the registration statement, will only be made by means of a prospectus. The following risks related to our securities are due to the rights offering, however; we can give no assurance that the registration statement will become effective, that the rights offering will be commenced or that the rights offering will ultimately be consummated or be successful.

We will incur substantial expenses in connection with the rights offering, which may not return adequate value if the rights offering is ultimately not consummated or successful.

The estimated expenses for the rights offering are approximately $510,050. If the registration statement is not declared effective, the rights offering is not commenced or the rights offering is not ultimately consummated or successful, we will incur these expenses nonetheless.

If we consummate the rights offering, interests of shareholders who do not fully exercise their basic subscription privilege will be diluted. In addition, if the subscription price is less than the market price of our common stock, shareholders who do not exercise their basic subscription privilege in full will experience an immediate dilution of the aggregate fair value of their shares, which could be substantial.

Assuming we consummate the rights offering and you do not choose to fully exercise your basic subscription privilege, your proportionate voting interest and your percentage ownership interest in us will decrease. In addition, if you exercise your basic subscription privilege in full but do not exercise your over-subscription privilege in full and other subscription rights holders fully exercise their basic and over-subscription privileges, the percentage of our common stock owned by those other subscription rights holders will increase. For example, if you own 14,827 shares of common stock before the rights offering, or approximately 1.0% of our common stock, and you do not exercise any of your basic or over-subscription privileges while all other subscription rights holders exercise their subscription privileges in full, then your percentage ownership will be reduced from 1.0% to an amount proportionately dependent on the number of shares issued divided by the post offering shares outstanding. In addition, if you do not exercise your basic subscription privilege in full and the subscription price is less than the market price of our common stock, you would experience immediate dilution of the value of your shares relative to what your value would have been had our common stock been issued at the market price. This dilution could be substantial.

The rights offering may cause the price of our common stock to decline.

The announcement of the rights offering and its terms, including the subscription price, together with the number of shares of common stock we could issue if this offering is completed, may result in a decrease in the trading price of our common stock. This decrease may continue after the completion of the rights offering. If that occurs, your purchase of shares of our common stock in the rights offering may be at a price greater than the prevailing trading price. Further, assuming subscription rights for the full number of shares are exercised in the rights offering and the holders of the shares received upon exercise of those subscription rights choose to sell some or all of those shares, the resulting sales could also depress the trading price of our common stock.

We may cancel the rights offering at any time prior to the expiration of the rights offering, and neither we nor the subscription agent will have any obligation to you except to return your subscription payments.

We may, in our sole discretion, decide not to continue with the rights offering or decide to cancel the rights offering prior to the expiration of the rights offering. If the rights offering is cancelled, we will issue a press release notifying shareholders of the cancellation and all subscription payments received by the subscription agent will be returned, without interest, as soon as practicable.

The rights offering does not have a minimum amount of proceeds or number of shares and there can be no assurance that shareholders will choose to exercise their subscription rights, which means that we may not have achieved our stated objective of facilitating the Merger and shareholders who exercise rights may be investing in a company that continues to desire additional capital.

There is no minimum amount of proceeds required to complete the rights offering. There can be no assurance that any shareholders will exercise their subscription rights. All our directors (who are also shareholders) have indicated that they will purchase shares that are subject to their subscription rights, and that they will exercise their over-subscription privilege (if available), at the same subscription price offered to our shareholders. If they do so, their ownership percentage may increase significantly if shareholders do not exercise basic subscription privileges with respect to a significant number of shares. Nevertheless, these shareholders have not executed agreements to purchase shares and there is no guarantee or commitment that they will subscribe for shares in the offering. In addition, all exercises of subscription rights are irrevocable, even if a shareholder later learns information that such shareholder considers to be unfavorable to the exercise of subscription rights and even if the rights offering is extended by our board of directors. However, if we amend the rights offering to allow for an extension of the rights offering for a period of more than 30 days or make a fundamental change to the terms of the rights offering set forth in this prospectus, shareholders may cancel subscriptions and receive a refund of any subscription payments advanced. Also, one of the main reasons for conducting this rights offering is to facilitate the Merger, because we believe that shareholders who purchase shares in this rights offering may be more interested in the current structure of Gyrodyne and thus more likely to vote their shares on the Merger proposal. Accordingly, if we do not sell enough shares, the rights offering will not have furthered this objective. In addition, if we do not raise the desired amount of capital in this rights offering, shareholders who exercise the basic subscription privilege or the over-subscription privilege may be investing in a company that continues to desire additional capital.

Because shareholders may not revoke or change their exercise of the subscription rights, shareholders could be committed to buying shares above the prevailing trading price at the time the rights offering is completed.

Once a shareholder exercises their subscription rights, such shareholder may not revoke or change the exercise. The trading price of our common stock may decline before the subscription rights expire. If a shareholder exercises subscription rights, and, afterwards, the trading price of our common stock decreases below the per share subscription price, such shareholder will have committed to buying shares of our common stock at a price above the prevailing trading price and could have an immediate unrealized loss. There can be no assurances that the trading price of our common stock will equal or exceed the subscription price at the time of exercise or at or after the expiration of the subscription rights offering period.

Purchasers in the rights offering may not be able to resell any shares of our common stock purchased pursuant to the exercise of subscription rights immediately upon expiration of the subscription rights offering period or be able to sell shares at a price equal to or greater than the subscription price.

A shareholder exercising subscription rights may not be able to resell the common stock purchased by exercising subscription rights until such shareholder, or such shareholder’s broker, custodian bank or other nominee, if applicable, has received those shares. Moreover, a purchaser will have no rights as a shareholder of the shares purchased in the rights offering until we issue the shares to such purchaser. Although we will endeavor to issue the shares as soon as practicable after completion of the rights offering, including after all necessary calculations have been completed, there may be a delay between the expiration date of the rights offering and the time that the shares are issued. Additionally, as a result of our common stock being thinly traded, we cannot assure that following receipt of the common stock, the market will provide a sufficient amount of buyers to enable the holder to sell a portion or all of the common stock at a price equivalent, above or even below the price of the stock on the date the rights offering closed.

Because we will have broad discretion over the use of the net proceeds from the rights offering, shareholders may not agree with how we use the proceeds.

We intend to use the net proceeds received from the rights offering to partially pay principal and accrued interest on outstanding notes issued by Gyrodyne, to fulfill our obligation to provide a liquidity facility to GSD, for pursuing development rights for the Flowerfield property, for necessary capital improvements in GSD’s real estate portfolio which we manage, to fund any obligations under the Gyrodyne Company of America, Inc. Pension Plan and for general working capital. However, we may allocate the proceeds among these purposes in our discretion. Also, there is no minimum number of shares required to complete the rights offering, and the gross and net proceeds could be considerably less than the $5,560,050 and $5,050,000, respectively, we would receive assuming full subscription. In addition, economic and financial market conditions may require us to allocate portions of the net proceeds for other purposes. Accordingly, shareholders will be relying on the judgment of our management with regard to the use of proceeds from the rights offering, and will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used in a manner that they consider appropriate. It is possible that the proceeds will be used in a way that does not yield a favorable, or any, return for Gyrodyne.

The price of our common stock is volatile and may decline before or after the subscription rights expire.

The market price of our common stock is subject to wide fluctuations in response to numerous factors, including factors that have little or nothing to do with us or our performance, and these fluctuations could materially reduce our stock price. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, risks and uncertainties relating to the Plan of Liquidation, the Plan of Merger and the respective transactions contemplated thereby, the nature and content of our competitors’ earnings releases, business conditions in our markets, the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industry, governmental legislation or regulation, as well as general economic and market conditions. In addition, the stock market historically has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The executive office of the Company is located at 1 Flowerfield, Suite 24, St. James, New York and consists of approximately 3,256 square feet.

Real Estate Investments

The Company has a managing member interest in a consolidated Variable Interest Entity, GSD, which owns a 68 acre tract of land located in St. James on the north shore of Suffolk County, Long Island, New York. The property currently has 130,426 square feet of rental space and has 40 tenants. GSD also owns ten buildings in a medical office park located in Port Jefferson Station on the north shore of Suffolk County, Long Island, New York. The property currently has 39,329 square feet of rental space and 15 tenants. In addition, the Company owns a medical office park which consists of seven buildings located in Cortlandt Manor, New York, just outside the city of Peekskill, New York. The property currently has 33,871 square feet of rental space and 17 tenants. On March 31, 2009, the Company expanded outside New York State with the acquisition of the Fairfax Medical Center, an attached two building medical complex in Fairfax City, Virginia. The property currently consists of 57,710 square feet and has 29 tenants.

The land at all locations is carried on the Company's consolidated balance sheet at cost in the amount of $5,128,159 while the buildings and improvements are carried at a depreciated cost of $25,467,169. Additionally, the Company carries the land development costs related to the post 2005 Flowerfield age restricted residential development plan on the balance sheet at cost in the amount of $1,961,345. During 2014 and 2013, land development costs incurred were approximately $137,000 and $108,000 respectively, most of which reflects capitalized real estate taxes.

The average age of the Flowerfield buildings is approximately 55 years while the Port Jefferson Station buildings have an average age of 41 years, the Cortlandt Manor buildings have an average age of 25 years and the average age of the Fairfax Virginia buildings is approximately 42 years. All facilities continually undergo maintenance repair cycles for roofs, paved areas, and building exteriors. The general condition of internal infrastructure, HVAC, electrical, plumbing and elevators is considered average for facilities of this age. The grounds feature landscaping, are neatly groomed and well maintained.

There are four main buildings in the Flowerfield Industrial Park with rental unit sizes ranging from 130 to 12,980 square feet. Given the location and size of rental units, the Flowerfield Industrial Park attracts tenants ranging in size from Stony Brook University and Stony Brook University Hospital to many smaller companies that are not dependent on extensive material or product handling. In the ten buildings located in Port Jefferson Station, the rental unit sizes range from 500 to 4,000 square feet. The size, location and configuration of the units are conducive to professional offices consisting primarily of medical and dental professionals. In the five buildings located in the Cortlandt Medical Center in Cortlandt Manor, the rental size units range from 1,200 to 3,943 square feet and are conducive to medical offices consisting primarily of medical professionals. In the two buildings located in the Fairfax Medical Center in Fairfax City, Virginia, the rental size units range from 489 to 5,934 square feet and are conducive to medical offices consisting primarily of medical professionals.

The Company and GSD currently maintain a $100 million dollar liability umbrella policy and have insured certain buildings and rent receipts predicated on an analysis of risk, exposure, and loss history. It is management's opinion that the premises are adequately insured.

The following table sets forth certain information as of December 31, 2014 for each of GSD’s properties:

				Annual		Number Of
				Base		Tenants Who
	Rentable		Annual	Rent	Number	Occupy 10%
	Square	Percent	Base	Per Leased	Of	Or More Of
Property	Feet	Leased	Rent	SQ. FT.	Tenants	Rentable Sq. Ft.
Flowerfield Industrial Park	130,426	70%	$1,521,000	$16.74	40	0
Port Jefferson Professional Park	39,329	70%	$743,000	$27.16	15	2
Cortlandt Medical Center*	33,871	100%	$856,000	$25.28	17	2
Fairfax Medical Center	57,710	93%	$1,463,000	$27.15	29	1
All Locations	261,336	79%	$4,583,000	$22.25	101	0

*Includes additional building purchased in 2010

The following table sets forth scheduled lease expirations on the GSD properties as of December 31, 2014:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2015	35	44,000	$831,000	19.37%
2016	31	51,000	1,149,000	26.78%
2017	8	15,000	365,000	8.50%
2018	3	8,000	262,000	6.10%
2019	8	32,000	659,000	15.35%
Thereafter	18	39,000	1,026,000	23.90%

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

Item 3. Legal Proceedings

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of Gyrodyne filed a putative class action lawsuit against Gyrodyne and members of its board of directors (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund, on Behalf of Itself and All Others Similarly Situated v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action"). The plaintiff in the Action alleges that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the Merger and (ii) Gyrodyne and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Joint Proxy Statement/Prospectus. The plaintiff in the Action seeks, among other things, injunctive relief enjoining the Merger, and the other transactions relating to the Plan of Liquidation, requiring corrective disclosures in the Joint Proxy Statement/Prospectus, compensatory and/or rescissory damages, and interest, attorney’s fees, expert fees and other costs. On July 17, 2014, the Court signed an Order to Show Cause submitted by the plaintiff setting a return date of August 5, 2014 on plaintiff's motion for an order (a) preliminarily enjoining consummation of the Merger and (b) granting expedited discovery. The plaintiff subsequently withdrew its motion without prejudice and the Court scheduled a preliminary conference in the case for October 20, 2014, which has been adjourned until September 14, 2015. The Defendants believe the lawsuit is without merit.

Gyrodyne Company of America, Inc. v. The State of New York

In July 2012, Gyrodyne received $167,530,657 from the State of New York (the "State") in payment of the judgments in Gyrodyne’s favor in Gyrodyne's condemnation litigation with the State, which consisted of $98,685,000 in additional damages (the "2012 proceeds"), $1,474,940.67 for Gyrodyne’s costs, disbursements and expenses, and $67,370,716 in interest. Subsequent to receiving the payment Gyrodyne was notified by the State of a $29,000 overpayment, which Gyrodyne returned, due to an error in the interest calculation by the State of New York.

The $167,530,657 million payment concluded Gyrodyne’s case commenced in 2006 for just compensation for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State. The State had paid Gyrodyne $26,315,000 for the Property in March 2006, which Gyrodyne elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in Gyrodyne’s favor in June 2010 when it awarded Gyrodyne $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

Gyrodyne recorded income of $167,425,729 including interest through June 30, 2012 in the quarter then ended and recorded the balance of the interest earned through July 3, 2012 of $104,928 in the financial statements for the third quarter ended September 30, 2012. Following notification from the State, Gyrodyne returned $29,000 due to an error in the original interest calculation and remittance which was prepared by New York State.

General

In addition to the foregoing, in the normal course of business, Gyrodyne is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving Gyrodyne, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to Gyrodyne’s financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The Company's Common Stock, $1.00 par value per share (symbol: "GYRO") is traded in the NASDAQ Capital Market. Since June 10, 1948, the NASDAQ Capital Market has been the principal market in which the Company’s stock is publicly traded. Set forth below are the high and low sales prices for the Company’s stock for each full quarter within the two most recent fiscal years:

Quarter Ended Fiscal 2014	Low	High
March 31, 2014	$6.00	$12.75
June 30, 2014	$4.97	$6.13
September 30, 2014	$4.62	$5.58
December 31, 2014	$3.95	$5.27

Quarter Ended
Fiscal 2013	Low	High
March 31, 2013	$71.36	$76.00
June 30, 2013	$69.01	$74.10
September 30, 2013	$69.29	$80.04
December 31, 2013	$12.43	$77.48

Approximate number of equity security holders, including shares held in street name by brokers.

Number of Holders of Record
Title of Class	as of March 20, 2015
Common Stock, $1.00 Par Value	2,098

There was a special non-cash 2014 dividend declared on the Company’s Common Stock during the year ended December 31, 2014 of $682,033 or $0.46 per share.

There were special cash and non-cash dividends declared on the Company’s Common Stock during the year ended December 31, 2013 of $45.86 per share and $31.59, respectively.

Non-cash Dividends

Interests in GSD. In the First Special Dividend, shareholders of record as of November 1, 2013 received $68,000,000, or $45.86 per share, in cash, and 100% of the outstanding common membership interests in GSD, which interests, collectively, represent a 100% economic interest in Gyrodyne’s four real properties: Flowerfield, Port Jefferson, Cortlandt Manor and Fairfax. Prior to, and immediately after the distribution date, these properties, with the exception of Flowerfield, remained subject to an aggregate of approximately $13,800,000 in mortgage debt payable to a subsidiary of Gyrodyne. Each of Flowerfield, Port Jefferson, Cortlandt and Fairfax is held in a single asset limited liability company subject to its respective mortgage, if any, with no provisions for cross collateralization or guarantees by its parent, GSD. Gyrodyne retained a non-economic interest in GSD and is its managing member. The GSD common membership interests are not transferable except in extremely limited circumstances.

Dividend note. The transfer of the properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, we determined that Gyrodyne would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013 we declared an additional dividend ( the Second Special Dividend), payable on January 31, 2014 to the Company’s shareholders of record as of December 31, 2013. This Dividend Note aggregated $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. The note matures on June 30, 2017.

On September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of Gyrodyne common stock. The dividend was paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 maturing June 30, 2017 to all shareholders of record as of September 26, 2014. The dividend is intended to prevent the imposition of federal corporate income tax on Gyrodyne’s undistributed 2013 REIT taxable income.

We expect to continue our policy of distributing our taxable income through dividends on an annual basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. We hope to continue declaring special distributions as we execute our Plan of Liquidation. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" for additional information regarding our dividends.

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

The Company does not have an equity compensation plan for its employees, officers or directors. However, there is an Incentive Compensation Plan (the “ICP”) that mirrors in many respects an equity plan except that it does not issue shares of registered or unregistered stock or stock equivalents, and does not confer on its participants the rights that equity holders have. Benefits under the ICP are realized upon either a change-in-control (as defined in the ICP) of Gyrodyne, or upon the issuance by Gyrodyne of an excess dividend (as defined in the ICP) following certain asset sales. Pursuant to the ICP, following the cash dividend on December 30, 2013, the Company recorded an expense for distributions payable to each member of the Board and former directors, the former CEO, and certain employees and former employees of $2,850,199, $933,251, and $1,261,150, respectively, all of which were paid. The remaining liability under the ICP, payable when and to the extent that GSD or Gyrodyne, LLC holders receive cash in respect of their interests, is estimated to be not more than $233,200 in the aggregate, which ICP payment will be made by the Company out of proceeds of mortgage debt repayment by GSD. Neither Frederick C. Braun III (the Company’s Chief Executive Officer), who joined the Company in February 2013, nor Gary Fitlin (the Company’s Chief Financial Officer), who joined the Company in 2009, is a participant in the ICP. There was no ICP expense in 2014.

Sale of Unregistered Securities.

None

Equity Compensation Plan Information.

As of December 31, 2014, there were no equity compensation plans under which securities of the Company were authorized for issuance.

Issuer Purchases of Equity Securities

        None.

Item 6. Selected Financial Data

	2014	2013	2012	2011	2010
Statement of Operations Data
Total gross revenues	$4,948,688	$5,029,969	$4,989,108	$5,519,704	$5,550,863
Total rental expenses	2,605,844	2,514,530	2,308,036	2,347,400	2,218,589
Condemnation (costs)/income	-	-	167,370,518	(333,308)	(109,354)
Mortgage interest expense	-	5,748	965,506	1,193,875	1,117,963
Tax (benefit) provision	(565,000)	(61,553,442)	61,649,000	-	109,000
Net (loss) income	(3,105,366)	46,055,205	99,048,253	(1,124,665)	(1,081,465)
Net loss from Non-Controlling Interest in GSD, LLC	3,252,919	8,001	-	-	-
Net income (loss) Attributable to Gyrodyne	147,553	46,063,206	99,048,253	(1,124,665)	(1,081,465)

Balance Sheet Data
Real estate operating assets, net	$30,115,138	$30,357,365	$32,533,102	$32,976,274	$33,071,570
Land held for development	2,519,811	2,382,313	2,274,312	2,166,066	2,041,037
Total assets	43,876,364	50,981,788	135,518,999	47,806,589	39,768,219
Mortgages including interest rate swap	-	-	5,013,415	21,143,780	21,845,279
Cash distribution paid	-	67,995,704	56,786,652	-	-
Total equity	23,457,611	27,997,481	64,768,002	23,987,798	14,961,340
Total Gyrodyne stockholders’ equity	7,652,063	8,939,014	64,768,002	23,987,798	14,961,340

Other Data
Funds from operations (“FFO”) (1)	$(2,541,568)	$(12,370,658)	$(5,712,917)	$(179,490)	$(233,911)
Company Adjusted funds from operations (“AFFO”)	504,449	209,943	(48,911)	183,201	(124,557)
Cash flows (used in) provided by:
operating activities	(5,470,298)	(8,105,339)	161,712,775	(477,273)	(346,936)
investing activities	(3,550,192)	(1,437)	(5,010,995)	(905,834)	(1,524,192)
financing activities	-	(73,009,119)	(72,913,052)	9,617,579	3,143,864
Net (decrease) increase in cash and cash equivalents	(9,020,490)	(81,115,895)	83,788,728	8,234,472	1,272,736
Medical property
Rentable square footage	130,910	130,910	131,125	131,113	130,648
Occupancy Rate	88%	83%	78%	88%	95%
Industrial property
Rentable square footage	130,426	130,426	128,586	128,141	127,062
Occupancy	70%	84%	85%	83%	81%
Cash dividend declared per share	-	$45.86	$38.30	-	-
Net income (loss) per common share attributable to Gyrodyne– basic and diluted	0.10	31.07	66.80	(0.84)	(0.84)
FFO per common share	(1.71)	(8.34)	(3.86)	(0.13)	(0.18)
AFFO per common shares	0.34	0.14	(0.03)	0.13	(0.09)
Basic and diluted weighted average common shares outstanding	1,482,680	1,482,680	1,482,680	1,340,706	1,290,039
(1)

The Company calculates funds from operations (“FFO”) in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT (National Association of Real Estate Investment Trusts) excluding the FFO adjustment for impairment charges. NAREIT recently approved the adjustment to FFO for impairment charges. As a result, the Company excludes impairment charges from FFO. The white paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

Historical cost accounting under GAAP measures implies that real estate asset values diminish over time. Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors. However, our FFO includes a material cost for condemnation litigation which other REITs may not incur. Condemnation is not an extraordinary item as defined by GAAP; therefore such costs were included in the computation of FFO. We disclose separately our condemnation costs to enable the investors and analysts to compute the impact of condemnation costs on FFO which we reflect in the computation of Company adjusted FFO (“AFFO”). During years where condemnation income was recognized, we exclude condemnation income and the related costs from FFO and AFFO.

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

Noncash adjustments to arrive at FFO included depreciation and amortization, impairment charges and the tax benefit under Section 1033 of the Internal Revenue Code. The tax benefit results from the dividend distribution following receipt of the 2013 PLR. Under the definition of FFO, gain or loss from property transactions and income or loss from partnerships are excluded from FFO. There were no other NAREIT defined FFO adjustments contained in the operating results.

We also present Company adjusted FFO (“AFFO”), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, incentive compensation plan costs and excise tax triggered by the dividends, pension termination and related funding costs, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods, 2010 through 2013.

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

As of December 31, 2014, through GSD, a consolidated variable interest entity, the consolidated portfolio consisted of four developed properties, consisting of 22 buildings with an aggregate of 261,336 rentable square feet. GSD also owns undeveloped land parcels adjacent to existing properties for which development plans are currently being formulated.

Factors Which May Influence Future Operations

Our operating focus is on transacting, developing, owning, leasing and managing GSD properties, all of which is focused on maximizing value achievable in the tax liquidation process. As of December 31, 2014, our operating portfolio was 79% leased to 101 tenants. As of December 31, 2013, our operating portfolio was 83% leased to 104 tenants. The year over year decrease in the gross portfolio occupancy percentage was primarily the result of terminations at the Flowerfield Industrial Park and the Port Jefferson Professional Park. Our continued focus on overcoming the challenges of negative absorption in the real estate industry through 2014 has resulted in increasing the occupancy rates at the Cortlandt Manor Medical Center from 80% to 100%. The occupancy at the Fairfax Medical Center is approximately flat with the prior year. The Port Jefferson Professional Park continues to be challenged by local market conditions and the impact of the Healthcare Legislation.

Our leasing strategy for 2015 includes negotiating longer term leases, and focuses on leasing vacant space, negotiating early renewals for leases scheduled to expire through 2016, and identifying new tenants or existing tenants seeking additional space.

Lease Expirations

The following is a summary of lease expirations and related revenues of leases in place at December 31, 2014. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

				% of Gross Annual
	Number of	Square	Total	Rental Revenues
	Leases	Feet	Annual	Represented
Fiscal Year End	Expiring	Expiring	Rent	By Such Leases
2015	35	44,000	$831,000	19.37%
2016	31	51,000	1,149,000	26.78%
2017	8	15,000	365,000	8.50%
2018	3	8,000	262,000	6.10%
2019	8	32,000	659,000	15.35%
Thereafter	18	39,000	1,026,000	23.90%

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

We actively manage the renewal process in conjunction with third party asset management firms. Historically, this has resulted in a very low turnover rate with our tenants. However, industrial properties and medical properties in most of the regions we operate have experienced negative absorption rates meaning that additional space for rent or sale exceeds space sold or leased over the same period. The negative absorption rate is an indicator of the challenges in maintaining or growing average occupancy, rental rates and addressing the demands for tenant incentives / concessions. As a result, the Company continues to actively manage lease termination dates and often approaches tenants up to one year in advance to gauge renewal interest and negotiate related leases. Where a termination is likely, the Company begins marketing the property prior to termination to timely identify the market rent for the specific space, expected vacancy period and market demanded tenant concessions and incentives. During 2014, the Company provided approximately $95,000 in tenant incentives in the form of tenant improvements and lease concessions in the form of rent abatement of approximately $201,000.

The Company may offer tenant concessions in the form of rent abatements rather than tenant improvements to maximize its working capital position. However, tenant improvement incentives may be offered in certain cases where concessions are not effective in meeting the demands of the existing or prospective tenant.

During 2014, the Company incurred approximately $76,000 in leasing fees and commissions in exchange for revenue commitments of approximately $3,200,000 with leases ranging from 1 year to 10.5 years. The leasing fees reflect a renewal cost rate of 2% of the related revenue commitments. The Company often renews leases without external brokers or other third party costs which during 2014 resulted in an additional $1.9 million in lease commitments. As a result, the total lease commitments signed during 2014 was $5.1 million. The Company has approximately 19% of its annual leasing revenue up for renewal in 2015, which favorably compares to 28% of leases up for renewal in 2014. General economic conditions, coupled with rental markets in which we operate, will dictate how rental rates on new leases and renewals will compare, favorably or unfavorably, to those leases that were signed in 2014.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they address the most material parts of our financial statements and require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

Impairment of Real Estate Investments - The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the second quarter of 2014 and the third quarter of 2013, the Company recognized aggregate impairment charges of $200,000 and $2,100,000, respectively, on real estate assets classified in continuing operations. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of the Port Jefferson Professional Park were below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value.

Gains on sales of real estate - Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the GSD sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

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

For the period beginning with the end of the second quarter and ending late in the fourth quarter, the Company met the requirements to report assets held for sale and discontinued operations. However, effective at the end of the fourth quarter, the Company no longer meets the requirements to reflect assets held for sale and reclassified them to continuing operations, accordingly, effective December31, 2014. See “Assets and Liabilities held for sale and Discontinued Operations”.

Newly Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

RESULTS OF OPERATIONS

The following is a comparison of the operating results of Gyrodyne Company of America, Inc. for the years ended December 31, 2014, and 2013.

The Company is reporting net income attributable to Gyrodyne of $147,553 for the year ended December 31, 2014 compared to net income of $46,063,206 for the year ended December 31, 2013. Basic and diluted per share income amounted to $0.10 for 2014 compared to per share income of $31.07 for the prior year. The Company declared a special dividend of $682,033 (approximately $0.46 per share) on September 15, 2014, payable on December 31, 2014 to shareholders of record on September 26, 2014. The dividend was paid in the form of a global non-transferrable note maturing in June 2017. The dividend represents the remaining undistributed 2013 REIT taxable income. The Company met the minimum distribution requirements of REIT taxable income in 2013. The Company does not have any REIT taxable income in 2014.

Rental revenues - Rental revenues are comprised solely of rental income and amounted to $4,439,467 and $4,487,083 for 2014 and 2013, respectively, a decrease of 47,616 or 1%. The (decreases) increases from 2013 results per property amounted to $(33,329), $53,106, $118,809 and $(186,202) for Port Jefferson, Cortlandt, Fairfax and Flowerfield, respectively.   The reduction in revenue at Port Jefferson and Flowerfield was mainly due to the reduction in occupancy rates that took place during 2013 at Port Jefferson and the two terminations in Flowerfield in 2014 which were partially offset by an increase in effective rate per square foot in those properties. The increases in revenue at Cortlandt and Fairfax were the result of an increase in the average occupancy rate supplemented by an approximate 5% increase in the effective rate per square foot at Cortlandt.

The comparison of rental revenues for the years ended December 31, 2014 and 2013 are as follows:

Facility Rental Revenue	December 31, 2014	December 31, 2013
Port Jefferson Professional Park	$740,235	$773,564
Cortlandt Medical Center	758,371	705,265
Fairfax Medical Center	1,366,936	1,248,127
Flowerfield Industrial Park	1,573,925	1,760,127
Total	$4,439,467	$4,487,083

Tenant reimbursements - Tenant reimbursements represent expenses negotiated, managed, and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $509,221 and $542,886 for 2014 and 2013, respectively.     The decrease in tenant reimbursements was mainly due to the tenant reimbursements associated with the lease terminations at Flowerfield offset by the increase in tenant reimbursements at Fairfax and Cortlandt. The Fairfax tenant reimbursements were attributable to higher operating costs that can be passed through and more leases that are incurring costs in excess of their base years as compared to 2013. The Cortlandt tenant reimbursements increased due to a higher average occupancy rate as compared to 2013.

The comparison of tenant reimbursements for the years ended December 31, 2014 and 2013 are as follows:

Facility Tenant Reimbursements Rental Revenue	December 31, 2014	December 31, 2013
Port Jefferson Professional Park	$117,940	$122,111
Cortlandt Medical Center	78,746	73,591
Fairfax Medical Center	122,437	112,812
Flowerfield Industrial Park	190,098	234,372
Total	$509,221	$542,886

Total expenses excluding interest and income tax benefit - Expenses, excluding interest and income taxes, amounted to $7,980,361 for 2014 and reflect a decrease of $12,779,051 from the 2013 amount of $20,759,412. The net decrease was attributable to the 2013 dividend that triggered the 2013 federal excise taxes of $3,521,320 and distributions under the Incentive Compensation Plan to each member of the Board and certain employees/former employees totaling $5,044,600 and related payroll taxes of approximately $52,000. There were no incentive compensation expenses in 2014. The remaining difference was mainly attributable to the $1,900,000 reduction in impairment charges.

Rental operation expenses - Rental expenses for the years ended December 31, 2014 and 2013 were $2,605,844 and $2,514,530, respectively, representing an increase of $91,314 or approximately 4%. The Company continues to manage the operating expenses of its real estate portfolio to offset escalating insurance and energy costs. The increase in rental expenses was primarily driven by an increase in building and property maintenance of approximately $45,000, most of which was attributable to weather related maintenance and repairs.

The rental expenses for the years ended December 31, 2014 and 2013 are as follows:

Facility Rental Expense	December 31, 2014	December 31, 2013
Port Jefferson Professional Park	$464,948	$443,913
Cortlandt Medical Center	474,901	488,836
Fairfax Medical Center	650,256	624,397
Flowerfield Industrial Park	1,015,739	957,384
Total	$2,605,844	$2,514,530

General and administrative expenses - General and administrative expenses for the years ended December 31, 2014 and 2013 were $2,552,871 and $11,554,034, representing a decrease of $9,001,163. The net decrease was mostly attributable to the 2013 federal excise tax of $3,521,320 and distributions to the Board, one former director, certain employees and former employees, of $2,471,854, $378,345, $882,805 and $1,311,596, respectively, plus related payroll taxes of approximately $52,000 under the Incentive Compensation Plan. There were no incentive compensation expenses in 2014.

Strategic alternative expenses – Strategic alternative expenses for the years ended December 31, 2014 and 2013 were $1,836,476 and $3,637,123, respectively. The Board established the Strategic Alternatives Committee, comprised of 4 of the 7 members of the Board. The committee was charged with leading the process of evaluating strategic alternatives which may have included one or more tax efficient liquidity events. Following the Committee’s recommendation of a tax efficient liquidation, the Committee was dissolved. Over 80% of the fees are related to investment banking and related legal fees to pursue and analyze such alternatives. Approximately 85% of the 2014 expenses are associated with the legal, investment banking settlement fee and financial advisory fees associated with executing on the Plan of liquidation and the related merger. The expenses do not include any costs associated with full time or part time personnel or overhead costs irrespective of the significant time being allocated to the process, as such, the Company believes such costs are fixed and are appropriately allocated to General and Administrative expenses.

Impairment charges – Impairment charges were $200,000 and $2,100,000 for the years ended December 31, 2014 and 2013, respectively. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of the Port Jefferson Professional Park were below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value for each of the respective years.

Depreciation expense - Depreciation expense increased by $15,846, amounting to $969,571 in 2014 compared to $953,725 during the prior year. The increase is a result of depreciation of fixed assets additions, including tenant improvements of approximately $927,000.

Insurance claim recoveries in excess of cost - Insurance claim recoveries in excess of cost for the year ended December 31, 2014 was $184,401. The Company had no insured costs net of recoveries for 2013. The Company incurred storm related damages during 2013 that was covered under its insurance policy and received reimbursement in excess of the basis of the building damage. The costs to replace the damaged roof and related fixtures is capitalized and depreciated over its useful life.

Interest income – Interest income was $110,311 and $236,954 in 2014 and 2013, respectively, a decrease of $126,643. The decrease is mainly attributable to lower balances in interest bearing savings accounts in 2014 as compared to 2013 resulting from the 2013 cash dividend distributions. This impact was partially offset by the purchase of mortgage backed securities during 2014 which earned approximately 2%.

Interest expense - Interest expense in 2014 and 2013 was $749,004 and $5,748, respectively, an increase of $743,256. The increase was attributable primarily to the interest expense associated with the global dividend note issued in January 2014.

The comparison of interest expense for the years ended December 31, 2014 and 2013 as follows:

Interest Expense	December 31, 2014	December 31, 2013
Port Jefferson Professional Park Center	$-	$4,874
Dividend notes	749,004	-
Other interest expense	-	874
Total	$749,004	$5,748

As a result of the changes in rental revenue, total operating expenses and other income (expense), the Company is reporting a loss before benefit for income taxes of $(3,670,366) for 2014 as compared to $(15,498,237) for 2013.

Income Taxes - The benefit for income taxes for the year ended December 31, 2014 is $565,000. The tax benefit is derived from reversing the deferred taxes related to the Grove offset by the portion of deferred taxes currently becoming payable and the income tax expense generated by the taxable income from managing GSD. The Company received a Private Letter Ruling in 2013 that enabled it to distribute the condemnation gain tax free. As a result, following the declaration of the dividend in 2013, the Company reversed to the 2012 income tax provision with the exception of alternative minimum taxes. The result was the tax benefit in 2013 of $61,553,442.

LIQUIDITY AND CAPITAL RESOURCES

Variable Interest Entities

On December 30, 2013, the Company distributed Gyrodyne Special Distribution LLC (GSD) directly to the Company’s shareholders with the Company retaining a management interest. Pursuant to the limited liability company agreement of GSD, the Company has unilateral control over the management of GSD including the ability to sell GSD or its assets, sign leases, make capital improvements and pursue the rezoning effort on the Flowerfield Industrial Park and its undeveloped land. In addition, the Company must provide GSD with a financing facility of up to $2.5 million initially. The board has subsequently raised the line of credit to $5.5 million. GSD does not have any working capital or management to support its operations but relies 100% on the services and working capital of the Company to manage and finance the operations of GSD. The rental revenue and rental expenses directly attributable to GSD for the one day stub period, December 31, 2013, were $13,996 and $7,502, respectively.

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

The Company has consolidated GSD’s financial statements with the Company’s because the Company is considered to be the primary beneficiary of GSD. The Company does not have any other variable interest entities. The consolidated variable interest entity assets and liabilities were $33,763,279 and $17,957,731, respectively, as of December 31, 2014 and $33,730,130 and $14,671,663, respectively, as of December 31, 2013. The Company monitors the credit quality of the mortgage obligations of GSD which are securitized by the underlying related medical property each of which resides in a single asset LLC. The discussion of the liquidity and capital resources is on a consolidated basis including the variable interest entity, GSD.

The below unaudited consolidating December 31, 2014 Balance Sheet and Statement of Operations reflects the operations of Gyrodyne Company of America, Inc. and GSD.

	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated
ASSETS
REAL ESTATE
Rental Property:
Land	$-	$4,569,693	$4,569,693	$-	$4,569,693
Building and improvements	-	33,405,129	33,405,129	-	33,405,129
Machinery and equipment	-	344,733	344,733	-	344,733
	-	38,319,555	38,319,555	-	38,319,555
Less accumulated depreciation	-	8,204,417	8,204,417	-	8,204,417
		30,115,138	30,115,138	-	30,115,138
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	1,961,345	1,961,345	-	1,961,345
	-	2,519,811	2,519,811	-	2,519,811
Total real estate, net	-	32,634,949	32,634,949	-	32,634,949
Cash and cash equivalents	4,028,337	-	4,028,337	-	4,028,337
Investment in marketable securities	5,950,098	-	5,950,098	-	5,950,098
Rent receivable, net of allowance for doubtful accounts of approximately $89,000	-	7,452	7,452	-	7,452
Deferred rent receivable	-	334,914	334,914	-	334,914
GSD line of credit	4,280,943	-	4,280,943	(4,280,943)	-
Prepaid expenses and other assets	134,650	785,964	920,614	-	920,614
Mortgage receivable	12,889,463	-	12,889,463	(12,889,463)	-
Total Assets	$27,283,491	$33,763,279	$61,046,770	$(17,170,406)	$43,876,364

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$575,099	$218,163	$793,262	$-	$793,262
Accrued liabilities	220,573	-	220,573	-	220,573
Deferred rent liability	-	94,737	94,737	-	94,737
Tenant security deposits payable	-	474,425	474,425	-	474,425
GSD line of credit	-	4,280,943	4,280,943	(4,280,943)	-
Mortgage payable	-	12,889,463	12,889,463	(12,889,463)	-
Income taxes payable	750,000	-	750,000	-	750,000
Pension costs	552,546	-	552,546	-	552,546
Notes payable	17,533,210	-	17,533,210	-	17,533,210
Total Liabilities	19,631,428	17,957,731	37,589,159	(17,170,406)	20,418,753

Commitments and Contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	-	1,723,888	-	1,723,888
Additional paid-in-capital	17,753,505	-	17,753,505	-	17,753,505
Accumulated other comprehensive income	(633,682)	-	(633,682)	-	(633,682)
Deficit	(9,653,951)	(3,260,920)	(12,914,871)	3,260,920	(9,653,951)
	9,189,760	(3,260,920)	5,928,840	3,260,920	9,189,760
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	7,652,063	(3,260,920)	4,391,143	3,260,920	7,652,063
Non-controlling interest in GSD, LLC	-	19,066,468	19,066,468	(3,260,920)	15,805,548
Total Equity	7,652,063	15,805,548	23,457,611	-	23,457,611
Total Liabilities and Equity	$27,283,491	$33,763,279	$61,046,770	$(17,170,406)	$43,876,364

Consolidated Statement of Operations – Year Ended December 31, 2014 (unaudited)

	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated
Revenues
Rental income	$-	$4,439,467	$4,439,467	$-	$4,439,467
Rental income – tenant reimbursements	-	509,221	509,221	-	509,221
Other income	6,518,350	-	6,518,350	(6,518,350)	-
Total	6,518,350	4,948,688	11,467,038	(6,518,350)	4,948,688

Expenses
Reimbursable expenses	2,673,932	-	2,673,932	(2,673,932)	-
Rental expenses	-	2,702,536	2,702,536	(96,692)	2,605,844
General and administrative expenses	2,552,871	2,051,060	4,603,931	(2,051,060)	2,552,871
Strategic alternative expenses	1,836,476	1,696,666	3,533,142	(1,696,666)	1,836,476
Impairment charges	-	200,000	200,000	-	200,000
Depreciation	-	969,571	969,571	-	969,571
Insurance claim recoveries in excess of costs	-	(184,401)	(184,401)	-	(184,401)
Total	7,063,279	7,435,432	14,498,711	(6,518,350)	7,980,361

Other income (expense)
Interest income	876,486	-	876,486	(766,175)	110,311
Interest expense	(749,004)	(766,175)	(1,515,179)	766,175	(749,004)
Total	127,482	(766,175)	(638,693)	-	(638,693)
Net loss before benefit for income taxes	(417,447)	(3,252,919)	(3,670,366)	-	(3,670,366)
Tax benefit	(565,000)	-	(565,000)	-	(565,000)
Net income (loss)	$147,553	$(3,252,919)	$(3,105,366)	-	$(3,105,366)

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	2014	2013
Net cash used in operating activities	$(5,470,298)	$(8,105,339)
Net cash used in investing activities	(3,550,192)	(1,437)
Net cash used in financing activities	-	(73,009,119)
Ending cash and cash equivalents balance	$4,028,337	$13,048,827

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Net cash used in operating activities was $5,470,298 and $8,105,339 during the years ended December 31, 2014 and 2013, respectively. The cash used in the current year was primarily the strategic costs of $1,836,476 (less approximately $357,000 that was accrued and unpaid at December 31, 2014), the payment of the 2013 strategic expenses that were not paid until 2014 of approximately $1 million and the 2014 payment of the unpaid balance of the 2013 ICP to directors and one former director totaling $2,850,199.

The cash used in operating activities in the prior year was primarily related to strategic alternative expenses of $3,637,123 (less approximately $1 million that remained in accounts payable), federal excise tax of $3,521,320 and the payments made under the incentive compensation plan to the Board, one former director, certain employees and former employees, of $2,471,854, $378,345, $882,805 and $1,311,596, respectively. The payments triggered under the Company’s Incentive Compensation Plan and the Federal excise tax were in conjunction with the declaration and payment of the special dividend announced on September 12, 2013 and paid on December 30, 2013. The payments to the Board and former director were paid in early January 2014 and therefore did not affect the cash used in operations.

Net cash used in investing activities amounted to $3,550,192 and $1,437 for the years ended December 31, 2014 and 2013, respectively. The cash used in investing activities in the current period was attributable to the purchase of securities of approximately $2.5 million net of principal distributions. The securities are currently generating a yield of approximately 2%. The investments are in mortgage-backed securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). Additionally, the Company incurred land development costs of approximately $137,500 on our undeveloped land at Flowerfield, tenant improvements of approximately $382,000 and approximately $545,000 in common area capital expenditures. The land development costs are comprised of real estate taxes and non-recurring capital improvement costs related to the Flowerfield property slated for development and currently not being utilized by the industrial park. The cash used in investing activities in the prior period was attributable to land development costs of approximately $108,000 on our undeveloped land at Flowerfield. On our operating real estate portfolio, we incurred tenant improvements and common area improvements of approximately $493,600 and $396,000 to improve occupancy rates and maximize our effective rental rate per square foot.

There was no cash used in financing activities for the year ended December 31, 2014. The net cash used in financing activities amounted to $73,009,119 for the year ended December 31, 2013. During 2013, the Company issued a special dividend which resulted in a payment of $67,995,704. In addition, during 2013, the Company prepaid the last remaining outstanding mortgage. This resulted in total principal payments of approximately $5,013,000.

At December 31, 2014, the Company had cash and cash equivalents and investments in marketable securities, combined, of $9,978,435 to meet its current obligations. In the short term (while the real properties formerly owned by the Company are owned by GSD), the Company anticipates being able to fund its operations and to provide GSD with up to the $5.5 million line of credit. If the Merger is consummated, the Company expects that Gyrodyne, LLC (the surviving entity) will have sufficient liquidity to fund capital expenditures and any operating losses in order to complete the Plan of Liquidation. If the Merger is not consummated or if the Plan of Liquidation is otherwise delayed, GSD will need to continue to draw from the line of credit to be provided by the Company or from a third party financing source.

On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC, for a rights offering to Gyrodyne’s existing shareholders. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC , which we believe is supported by holders of more than two-thirds of our outstanding shares. We are also conducting the rights offering because it provides our shareholders the opportunity to participate in an offering of our shares on a pro rata basis and minimizes the dilution of their ownership interest in our Company. The proceeds of the rights offering will provide Gyrodyne with up to approximately $5 million of additional liquidity as we pursue an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

For the year ending December 31, 2015, the Company has anticipated capital expenditures of approximately $700,000. These capital expenditures are for lease renewals, general upgrades, necessary repairs that qualify as capital expenditures and include real estate taxes of approximately $100,000 related to the land held for development.

The Company anticipates being able to fund its operations for the year ending December 31, 2015 from cash on hand supplemented by the generation of cash from its real estate operations.

The Company holds mortgage interests totaling $12,889,463 where GSD are the mortgagees, secured by the medical properties held by GSD. Within GSD, each property and the related mortgage reside in a separate single asset LLC with no guarantee by GSD and no cross collateralization. GSD is a consolidated Variable Interest Entity in which Gyrodyne has no ownership interest but has a management interest giving the Company unilateral control over GSD. GSD was in compliance with financial covenants associated with its various loans. The significant financial covenants, if any, associated with the mortgages were restricted to debt service ratios as follows:

Debt Service Ratio
Mortgage payable – Port Jefferson Professional Park	None
Mortgage payable – Cortlandt Medical Center	1.2:1
Mortgage payable – Fairfax Medical Center	1.2:1

* Debt service ratio is defined as net operating income before debt service and depreciation / annual principal and interest expense.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing and narrowed interest rate spreads. These factors, coupled with the slowing economy, reduced the volume of real estate transactions and increased capitalization rates. During 2014 and 2013, the economy improved but at a rate that was slower than past economic downturns. Despite the fact that the Company has invested in medical office buildings, an asset class that was less vulnerable to the commercial real estate downturn, if these conditions return, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations, and cash flows.    The Long Island commercial real estate market continues to show distress in the transaction market. In early 2014, data in the market reflected new properties for sale continue to exceed the absorption rate for the same period. These conditions on Long Island while improving remain reflective of a market where new properties for sale continue to exceed the absorption rate for the same period. The continued economic challenges and distressed real estate forecasts are adversely affecting the credit markets for commercial real estate causing some lenders to reduce or stop issuing credit or to move toward either equity financing or a combination debt and equity often referred to as structured finance deals. Similar conditions exist in our other geographic locations.

Effective with an election dated May 1, 2006, the Company operates as a real estate investment trust (a “REIT”) for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. The Company is subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets within the ten-year period ending April 30, 2016. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. As of December 31, 2014, the Company had cash and cash equivalents and investments in marketable securities, combined, of $9,978,435. In the short term (while the real properties formerly owned by the Company are owned by GSD), the Company anticipates being able to fund its operations and to provide GSD with up to the $5.5 million line of credit required by GSD’s limited liability company agreement. If the Merger is consummated, the Company expects that Gyrodyne, LLC (the surviving entity) will have sufficient liquidity to fund capital expenditures and any operating losses in order to complete the Plan of Liquidation. If the Merger is not consummated or if the Plan of Liquidation is otherwise delayed, GSD will need to continue to draw from the line of credit to be provided by the Company or from a third party financing source.

Distributions are determined by the Company’s Board and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, opportunities to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code, other provisions of the Internal Revenue Code and other factors the Board may deem relevant. The Company has no REIT taxable income for the year ended December 31, 2014. However, it did have REIT taxable income for the year ended December 31, 2013. The Company paid a special dividend of $682,033 (approximately $0.46 per share) in the form of a subordinated global dividend note on December 31, 2014 to shareholders of record on September 26, 2014. This dividend was intended to prevent the imposition of federal corporate income tax on Gyrodyne's undistributed 2013 REIT taxable income.

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

On December 20, 2013 The Company announced a dividend of $10.89 per share which was paid on January 31, 2014 to shareholders of record on December 31, 2013. The dividend was paid in the form of a global dividend note payable in kind or cash that matures on June 30, 2017. The note contains interest at a simple rate of 5% payable in kind or cash on June 15th and December 15th.

INCOME TAXES

The Company converted to a REIT in 2007, effective May 1, 2006. As long as Gyrodyne qualifies for REIT status, the Company generally will not be subject to New York State and Federal corporate income taxes on income and gain generated after May 1, 2006. REIT organizations are required to distribute a minimum of 90% of their REIT taxable income.

The Company has qualified, and expects to continue to qualify in the current fiscal year, as a real estate investment trust (a “REIT”) for federal and state income tax purposes under section 856(c)(1) of the Internal Revenue Code (the “Code”). As long as the Company qualifies for tax treatment as a REIT, it generally will not be subject to federal and state income tax, other than the taxes assessed on its taxable REIT subsidiary. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT requirements for the year ended December 31, 2014 and was not subject to any federal and state income taxes, other than the income taxes assessed on its taxable REIT subsidiary. The Company intends to continue to adhere to these requirements and maintain the Company’s REIT status.

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

In July 2012, the Company received $167,530, 657 from the State of New York (the "State") in payment of judgments in the Company's favor in condemnation litigation with the State regarding 245.5 acres of the Company's Flowerfield property in St. James and Stony Brook, New York, which consisted of $98,685,000 in additional damages, $1,474, 941 in costs, disbursements and expenses, and $67,370,716 in interest which included $29,000 that was returned due to the States error in calculating interest. The State had paid the Company $26,315,000 for such property at the time of the taking, which the Company elected, under New York's eminent domain law, to treat as an advance payment while it pursued its claim for just compensation.

In August 2012, the Company announced that it was undertaking a strategic review, which was designed to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger or other strategic combination, consistent with the Company's stated goal of executing a tax-efficient liquidity event or series of tax-efficient liquidity events.

At December 31, 2012, the Company recorded deferred income tax expense of $61,649,000, which includes a federal built-in-gains tax of $34,057,000 assessed on the real estate portion of the condemnation proceeds on the converted Flowerfield property pursuant to Internal Revenue Code 1374. This section assesses a corporate level tax measured at the time the company converted to a REIT on the built in gain on the Flowerfield property at the time of conversion. The remaining expense related to a corporate level income tax on the undistributed profits of the Company.

During the aforementioned strategic review, proposals to acquire the Company were solicited from numerous parties. After a thorough process, where numerous parties were contacted, the Board determined that it was unlikely the Company could consummate an acceptable acquisition or similar transaction on a timely basis.

Further to the Company's previously stated goal of providing liquidity to its shareholders on a tax- efficient basis and taking into account, among other factors, the Company's receipt of the private letter ruling, the Board concluded that it was in the best interests of the Company and its shareholders to liquidate the Company in an orderly manner. On that basis, the Board, on September 12, 2013, adopted a Plan of Liquidation and Dissolution (the "Plan"), which is subject to authorization of the Company's stockholders by a vote of at least two-thirds of the outstanding shares.

On September 13, 2013, the Company announced that the Board had completed its previously announced review of the Company's strategic alternatives and had declared a special dividend in the amount of $98,685,000, or $66.56 per share of the Company's common stock, of which approximately $68,000,000, or $45.86 per share, will be paid in cash.

The balance of the special dividend was paid in the form non transferrable shares in Gyrodyne Special Distribution, LLC. Such interests collectively constitute 100% economic interest in all of the Company's properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which, with the exception of Flowerfield, were subject to an aggregate of $13,840,889 in mortgages payable to a subsidiary of the Company that was retained by the Company, and that the Company was its managing member. The distribution was paid on December 30, 2013 to shareholders of record on November 1, 2013.

This special dividend was facilitated by the Company's receipt of a private letter ruling from the Internal Revenue Service (the "IRS") that permitted the Company to distribute, by means of the special dividend, the gains realized from its 2012 receipt of additional damages in connection with condemnation litigation (described below) subject to a 4% excise tax, but without incurring a REIT-level 35% tax. Following a change in tax law in January 2013, the Company applied for the ruling from the IRS in March 2013 and ultimately received the favorable ruling in September 2013.

The dividend was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

The transfer of the properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, we determined that Gyrodyne would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013 we declared an additional dividend ( the Second Special Dividend), payable on January 31, 2014 to the Company’s shareholders of record as of December 31, 2013. This Dividend Note aggregated $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. The note matures on June 30, 2017.

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

On September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of Gyrodyne common stock. The dividend was paid in the form of non-transferrable uncertificated interests in a dividend note on December 31, 2014 to all shareholders of record as of September 26, 2014. The dividend is intended to prevent the imposition of federal corporate income tax on Gyrodyne’s undistributed 2013 REIT taxable income.

The Company renders services to GSD under a management services agreement, the income of which is non-qualified REIT income. The revenue and operating expenses between GSD and the TRS are eliminated in consolidation. However, the taxable income from managing GSD is subject to federal and state tax, irrespective of the fact that the pretax results of the arrangement are eliminated in consolidation.

The Company’s investment in the Callery-Judge Grove, L.P., a limited partnership (the “Grove”) is held in a taxable REIT subsidiary of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2014 and December 31, 2013. The Grove is located in Florida where there currently is no state income tax. As a result, under current tax regulations, the Company will not be subject to any significant state income tax from its investment in the Grove.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development.   Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and had since been diluted to 9.32% through December 31, 2013. During 2014, certain limited partners contributed their interests back to the partnership resulting in an increase in Gyrodyne’s limited partnership interest to 10.12%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company had a $1,315,000 deferred tax liability related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

The severity and longevity of the recession is putting pressure on federal, state and local governments to increase tax revenue. The Company cannot forecast what impact, if any, will result from future changes in the federal, state or local changes in their respective tax regulations.

LIMITED PARTNERSHIP INVESTMENT

All references to Gyrodyne in the below paragraph refers to Flowerfield Properties, Inc., the taxable REIT subsidiary.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owns a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development.   Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32% as of December 31, 2013. During 2014, certain partners voluntarily forfeited their limited partnership interest back to the partnership, directly resulting in an increase in Gyrodyne’s partnership interest to 10.12%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company had a $1,315,000 deferred tax liability as of December 31, 2013, related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Mainly as a result of the sale, Gyrodyne recognized a tax gain that triggered approximately $618,000 of deferred taxes becoming currently due in 2015. The remaining deferred taxes of approximately $697,000 were recognized as a tax benefit in 2014. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

 DEVELOPMENT OF FLOWERFIELD PROPERTY

In June 2007, the Company filed an application with the Town of Smithtown, New York to develop a gated, age restricted community on the remaining Flowerfield property that includes 39 single-family homes, 60 townhouses and 210 condominiums. The residential mix and total number of residential units could change upon approval by local government agencies. Living space would range from 1,600 square feet for the smallest condominiums to 2,800 square feet for detached single-family homes. Amenities would include a clubhouse with recreation facilities, pedestrian and bicycle paths, and extensive landscaping. The application requires a change of zone of approximately 62.4 acres from "light industrial" (approx. 55.5 acres) and "residential" (approx. 6.9 acres) to "planned residential". The costs associated with the ownership and development of the property consisted of architectural and engineering costs, legal expenses, economic analysis, soil management and real estate taxes totaling approximately $1,958,000. The Company cannot predict the outcome of the application and has not aggressively pursued the project as we consider other options. The Company has an additional 5.2 acres bordering the industrial park that are currently zoned residential and is not part of the application for planned residential.

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

Non-GAAP Supplemental Financial Measure: Funds from Operations (“FFO”)

The Company calculates funds from operations (“FFO”) in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT (National Association of Real Estate Investment Trusts) excluding the FFO adjustment for impairment charges. NAREIT recently approved the adjustment to FFO for impairment charges. As a result, the Company excludes impairment charges from FFO. The white paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses attributable to the sale of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

Historical cost accounting under GAAP measures implies that real estate asset values diminish over time. Since real estate assets have historically risen or fallen with market conditions, many investors and analysts consider presentation of operating results utilizing historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe reporting FFO along with the required GAAP presentation provides a more complete measurement of our performance relative to our competitors. However, our FFO includes a material cost for condemnation litigation which other REITs may not incur. Condemnation is not an extraordinary item as defined by GAAP; therefore such costs were included in the computation of FFO. We disclose separately our condemnation costs to enable the investors and analysts to compute the impact of condemnation costs on FFO which we reflect in the computation of Company adjusted FFO (“AFFO”). During years where condemnation income was recognized, we exclude condemnation income and the related costs from FFO and AFFO.

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

Noncash adjustments to arrive at FFO included depreciation and amortization, impairment charges and the tax benefit under Section 1033 of the Internal Revenue Code. The tax benefit results from the dividend distribution following receipt of the 2013 PLR. Under the definition of FFO, gain or loss from property transactions and income or loss from partnerships are excluded from FFO. There were no other NAREIT defined FFO adjustments contained in the operating results.

We also present Company adjusted FFO (“AFFO”), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, incentive compensation plan costs and excise tax triggered by the dividends, pension termination and related funding costs, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods, 2010 through 2013.

The following table provides the reconciliation of net income to FFO and AFFO for the years ended December 31, 2010 through 2014, inclusive:

Year ended December 31,
	2014	2013	2012		2011	2010
Net (Loss) Income	$(3,105,366)	$46,055,205	$99,048,253		$(1,124,665)	$(1,081,465)
Net income from condemnation	-	-	167,370,518		-	-
Depreciation and amortization	969,571	953,725	900,095		876,101	803,725
Impairment charges	200,000	2,100,000	-		-	-
Amortization of capitalized leasing costs	90,937	73,854	60,253		69,074	43,829
Less Income tax (benefit) provision	(696,710)	(61,553,442)	61,649,000		-	-
Funds from Operations (“FFO”)	(2,541,568)	(12,370,658)	$(5,712,917	)*	$(179,490)	$(233,911)

Company adjustments to FFO
Compensation related costs to employees under the Incentive Compensation plan triggered by the Special Dividend.	-	898,456	1,090,213		-	-
Director fees under the Incentive Compensation Plan triggered by the Special Dividend	-	2,471,854	2,380,345		-	-
Compensation and director fee related costs under the Incentive Compensation Plan to former employees and former director that was vested prior to the Special Dividend.	-	1,726,171	779,405		-	-
Costs to pursue strategic alternatives	1,836,476	3,637,123	1,013,043		29,383	-
Nonrecurring Governance items relating to ICP	-	5,565	-		-	-
Excise tax	(49,321)	3,521,320	-		-	-
Condemnation costs during period income is not recognized	-	2,360	-		333,308	109,354
Tax expense related to managing GSD	131,710	-	-		-	-
Restructuring Fees	43,945	64,237	-		-	-
Pension expense recognized and associated with distributions to former employees following decision to terminate the pension plan.	324,998	-	-		-	-
Dividend note interest	749,004	-	-		-	-
Amortization of dividend origination costs	9,205	-	-		-	-
Debt prepayment penalties and related costs	-	253,515	401,000		-	-
Company adjusted Funds from Operations (“AFFO”)	$504,449	$209,943	$(48,911)		$183,201	$(124,557)

*Includes payments made under the Incentive Compensation Plan

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements commencing on the Contents page followed by Page F-1.

Consolidated Financial Statements include:

(1) Report of Independent Registered Public Accounting Firm

(2) Consolidated Balance Sheets as of December 31, 2014 and 2013

(3) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

(4) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014 and 2013

(5) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2014 and 2013

(6) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

(7) Notes to Consolidated Financial Statements

(8) Schedules

All other information required by the following schedules has been included in the consolidated financial statements, is not applicable, or not required:

Schedule I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2014 are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

The Company’s management assessed the effectiveness of its system of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment and the criteria set forth by COSO, management believes that the Company did maintain effective internal control over financial reporting as of December 31, 2014.

The COSO methodology used in determining effective control over Financial Reporting follows the concepts in the 1992 Internal Control – Integrated Framework. The guidance demonstrates the applicability of those concepts to help smaller public companies design and implement internal controls to support the achievement of financial reporting objectives. It highlights 20 key principles of the 1992 framework, providing a principles-based approach to internal control.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. As such, this Annual Report does not include an attestation report of the Company’s public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)

The following table lists the names, ages and positions of all executive officers and directors and all persons nominated or chosen to become such. Each director has been elected to the term indicated. Directors whose term of office ends in 2015 shall serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. All officers of the Corporation are elected by the Board of Directors to one-year terms.

Name & Principal Occupation or Employment	Age	First Became a	Current Board
		Director	Term Expires

Frederick C. Braun III	73	---	---
President and CEO

Gary J. Fitlin	49	---	---
CFO and Treasurer of the Company and former interim CEO and President

Paul L. Lamb	69	1997	2015
Partner of Lamb & Barnosky, LLP
Chairman of the Board of Directors of the Company

Elliot H. Levine	61	2004	2017
CPA and Senior Member of Levine & Seltzer, LLP
Director of the Company

Ronald J. Macklin	52	2003	2016
Vice President and Deputy General Counsel, National Grid
Director of the Company

Philip F. Palmedo	80	1996	2016
President of Palmedo Associates
Director of the Company

Peter Pitsiokos	55	---	---
Executive Vice President, COO, Secretary and Chief Compliance Officer of the Company
the Company

Nader G.M. Salour	56	2006	2015
Principal, Cypress Realty of Florida, LLC
Director of the Company

Richard B. Smith	60	2002	2015
Vice President, Commercial Banking Division, First National Bank of L. I.
Director of the Company

(b)	Business Experience

Frederick C. Braun III, 73, joined Gyrodyne in February 2013 as its Chief Executive Officer. Mr. Braun was employed in the commercial banking industry from 1963 to 2009 and served as Executive Vice President of the State Bank of Long Island, a subsidiary of State Bancorp, Inc. from 2000 to 2009. State Bancorp was acquired by Valley National Bancorp effective January 1, 2012. Mr. Braun is currently the uncompensated Chairman of the Town of Brookhaven Industrial Development Agency, a public benefit corporation of the State of New York that assists in the acquisition, construction, reconstruction and equipping of commercial and industrial facilities, and he has served in such capacity for approximately 35 years. Mr. Braun is also a board member of the New York State Economic Development Council. Mr. Braun is a member of the board of Brookhaven Memorial Hospital Medical Center since 1980 and served as its Chairman from 1993 to 1996. Mr. Braun is also Chairman of the Long Island Health Network, an integrated joint venture of ten Long Island Hospitals. Mr. Braun earned a BS in Finance from Lehigh University.

Gary J. Fitlin, age 49, joined the Company in October 2009 as its Chief Financial Officer and Treasurer. From August 2012 through February 24, 2013, Mr. Fitlin served as interim President and Chief Executive Officer following the resignation of Stephen V. Maroney in August, 2012,and while the Company conducted a formal search for a permanent President and Chief Executive Officer. Prior to joining the Company, he was Director of Accounting Implementation for Lexington Realty Trust, a publicly traded real estate investment trust on the NYSE, from July 2006 to March 2008, where he was responsible for mergers and acquisitions. Prior to that, Mr. Fitlin served as Vice President and Corporate Controller for Source Media (f/k/a Thomson Media), a publisher and software solution provider, from June 2005 to July 2006, where he was responsible for global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. Prior to that, he served as a senior financial officer for various publicly traded companies where he was responsible for mergers and acquisitions, global accounting, management reporting, tax compliance and planning, financial systems, risk management and contract administration. He is a Certified Public Accountant, an alumnus of Arthur Andersen & Co., and holds a BS degree in Accounting and Economics from the State University of New York at Oswego.

Paul L. Lamb, age 69, has been a director since 1997 and became Chairman of the Board on March 14, 1999. He is a founding partner in the law firm of Lamb & Barnosky, LLP, where he has practiced law since 1984; a past President of the Suffolk County Bar Association; and a Dean of the Suffolk Academy of Law. He holds a B.A. from Tulane University, a J.D. from the University of Kentucky and an LL.M. from the University of London, England. The Board concluded that Mr. Lamb should serve as a director of the Company because he is an experienced attorney in all phases of finance and real estate development, which skill set brings extraordinary value in light of the Company’s business and structure.

Elliot H. Levine, age 61, was appointed to the Board of Directors in October 2004. Mr. Levine is a founding member of the accounting firm Levine & Seltzer, LLP Certified Public Accountants, and a graduate (1975) of Queens College, City University of New York. He became a member of the American Institute of Certified Public Accountants in February, 1978. Mr. Levine’s work experience includes five years at Arthur Young, eleven and a half years as partner and director of taxes of Leslie Sufrin & Co. P.C., one-year tenure as senior tax manager at Margolin, Winer & Evans CPAs and over 23 years as senior member of Levine & Seltzer. The Board concluded that Mr. Levine should serve as a director of the Company because of his 35 years of experience as a certified public accountant and in the real estate industry and field of taxation.

Ronald J. Macklin, age 52, was appointed to the Board of Directors in June 2003. Mr. Macklin currently serves as Vice President and Deputy General Counsel for National Grid and formerly Key Span Corporate Services, where he has held various positions within the Office of General Counsel since 1991. Previously, he was associated with the law firms of Rosenman & Colin and Cullen & Dykman. He received a B.A. degree from Stony Brook University and his Juris Doctorate from Union University’s Albany Law School. The Board concluded that Mr. Macklin should serve as a director of the Company because of his legal expertise, which includes his legal experience in corporate transactions, real estate matters, litigation, compliance and business ethics.

Philip F. Palmedo, age 80, was appointed to the Board of Directors in July 1996.  Mr. Palmedo has been President of the management consulting firm Palmedo Associates since 1980 and from 1988 to 1991 was Managing Director and President of Kepler Financial Management.  From 1978 to 2000, he was Chairman of International Resources Group, an international professional services firm, and from 1992 to 1997 was President of the Long Island Research Institute.  He was a founder of all four companies. In addition, Mr. Palmedo has been a director of Lixte Biotechnology Holdings, Inc. since 2005. Mr. Palmedo has shepherded numerous fledgling businesses in financial and technological markets and completed several financing agreements.  He received his B.A degree from Williams College and M.S. and Ph.D. degrees from M.I.T. The Board concluded that Mr. Palmedo should serve as a director of the Company because of his extensive background in successfully guiding a number of entities from initial formation to value recognition.

Peter Pitsiokos, age 55, joined the Company in July 1992 as its Assistant Secretary and served as its General Counsel from 1992-2004. He has been the Company’s Executive Vice President, Chief Operating Officer and Chief Compliance Officer since 2004. He has also been Secretary of the Company for over five years. Mr. Pitsiokos was formerly the Executive Assistant District Attorney in Suffolk County, New York. He also served as the Assistant Director of Economic Development and the Director of Water Resources in the Town of Brookhaven. He is a former trustee of the Three Village Central School District n Setauket, New York. Mr. Pitsiokos also maintained a private law practice in which he represented several national and local owners, managers and developers of real estate. He holds a law degree from Villanova University and a BA degree from Stony Brook University. Mr. Pitsiokos is also a Counselor of Real Estate.

Nader G.M. Salour, age 56, was appointed to the Board of Directors in October 2006 and then elected by the shareholders at the Company’s annual meeting in December 2006. Mr. Salour has been a Principal of Cypress Realty of Florida since 2000. He served as President of Abacoa Development Company from June 1996 to June 2006, and has served as a Director of Abacoa Partnership for Community since December 1997 and as a Director of the Economic Council of Palm Beach County since 2004. The Board concluded that Mr. Salour should serve as a director of the Company because of his extensive experience in the real estate industry, including development, construction, project analysis and financing.

Richard B. Smith, age 60, was appointed to the Board of Directors in November 2002. Mr. Smith has been a Vice President in the Commercial Banking Division of the First National Bank of Long Island since February 2006. He previously served as Senior Vice President for Private Banking at Suffolk County National Bank from May 2000 to February 2005. Previously, he worked for 10 years at Key Bank (Dime Savings Bank) and for three years at L.I. Trust/Apple Bank. He received an MBA in Finance from SUNY Albany in 1983. Mr. Smith serves as the Mayor of the Incorporated Village of Nissequogue and as a Trustee of the Smithtown Historical Society. He is also a former Trustee for St. Catherine’s Medical Center in Smithtown, New York. The Board concluded that Mr. Smith should serve as a director of the Company because of his background in both the Long Island financial sector and his role in, and experience with, local government issues and zoning matters.

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

(d)     Audit Committee Financial Expert

The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Smith, Levine, and Macklin. All members are “financially literate” and have been determined to be “independent” within the meaning of SEC regulations and NASDAQ rules. The Board has determined that at least one member, Mr. Levine, a CPA, qualifies as an “audit committee financial expert” as a result of relevant experience as a member in the accounting firm of Levine & Seltzer, LLP for over 23 years. In addition, Mr. Levine has 11.5 years of accounting experience as a partner and director of taxes at Leslie Sufrin & Co. P.C. as well as several other years of experience in the field of public accounting.

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

Item 11. Executive Compensation.

(a)     Executive Compensation

The following table sets forth the total compensation awarded to, earned by or paid to each of the Company’s executive officers for services rendered during the years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Frederick C. Braun III	2014	250,000	-	-	-	-	-	-	250,000
President and CEO	2013	206,731(B)	25,000(A)	-	-	-	-	-	231,731

Stephen V. Maroney	2014	-	-	-	-	-	-	-	-
Former President and CEO	2013	-	-	-	-	933,251(C)	-	-	933,251

Peter Pitsiokos	2014	194,340	-	-	-	-	-	-	194,340
COO and Secretary	2013	185,712	-	-	-	681,021(C)	-	-	866,733

Gary Fitlin	2014	250,000	-	-	-	-	-	-	250,000
CFO and Treasurer	2013	250,000	25,000(A)	-	-	-	-	24,278(D)	299,278

(A) Consists of 2013 performance bonuses issued on February 7, 2014 to each of Mr. Braun and Mr. Fitlin for $25,000.

(B) Frederick C. Braun III was appointed President and Chief Executive Officer effective February 25, 2013.

(C) On September 13, 2013, our Board declared a Special Dividend of $98,685,000 or $66.56 per share of Common Stock, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance was paid in the form of interests in a newly formed New York limited liability company, Gyrodyne Special Distribution, LLC. Such interests collectively constitute 100% economic interest in all of the Company's properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which, with the exception of Flowerfield, were subject to an aggregate of $13,840,889 in mortgages payable to a subsidiary of Gyrodyne that was retained by Gyrodyne, and that Gyrodyne will be its managing member. The $45.86 cash portion of the dividend triggered a payment under the Company’s Incentive Compensation Plan to each of Mr. Maroney and Mr. Pitsiokos of $933,251 and $681,021. Mr. Maroney vested in his benefits and will receive future compensation payments under the Incentive Compensation Plan (“ICP”) upon any triggering events, subject to limitations under the ICP for former vested employees. Mr. Pitsiokos’ benefit under the Incentive Compensation Plan also vested but he remains with the Company.

(D) Consists of vacation time paid in cash during the fiscal year.

The Registrant has concluded that aggregate amounts of perquisites and other personal benefits, securities or property to any of the current executives does not exceed $10,000 and that the information set forth in tabular form above is not rendered materially misleading by virtue of the omission of such personal benefits.

(a)     Employment Agreements

During the fiscal year ended December 31, 2012, the Company was a party to separate employment agreements with each of Mr. Maroney (the Company’s President and CEO at the time) and Mr. Pitsiokos (the Company’s COO and Secretary). Each employment agreement provided for an annual base salary and discretionary annual incentive cash bonus. The employment agreements also provided for certain severance and change-in control benefits. On June 12, 2009, the Company terminated the automatic extension provisions of the agreements which had originally provided for an evergreen three-year term. As a result, the term of the employment agreements ended on June 12, 2012.

During the fiscal year ended December 31, 2012, the compensation arrangements between the Company and Gary Fitlin, the Company’s Chief Financial Officer, were set forth in an Offer Letter (the “Offer Letter”) and a Deferred Bonus Agreement (the “Bonus Agreement”), each executed on October 22, 2009. Pursuant to the Offer Letter and the Bonus Agreement, Mr. Fitlin joined the Company at a base salary of $158,000 per year and became eligible to receive deferred bonus payments equal to $75,000 for each full year (or portion thereof) of service during the three-year period ended October 21, 2012. The deferred bonus payments vested on October 21 of each of 2010, 2011 and 2012, respectively. Pursuant to the Bonus Agreement, the aggregate deferred bonus was paid on October 26, 2012. The obligations of the Company and Mr. Fitlin have been fulfilled under the Bonus Agreement.

On May 17, 2013, the “Company entered into new employment agreements with Frederick C. Braun III and Gary J. Fitlin, respectively (the “Employment Agreements”), each dated May 15, 2013 and effective April 1, 2013, pursuant to which Messrs. Braun and Fitlin continued to serve as President and Chief Executive Officer and as Senior Vice President and Chief Financial Officer, respectively. The Employment Agreements provide for substantially identical compensation and severance provisions. Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a base salary at the rate of $250,000 per year plus a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in control (the “Change-in-Control Bonus”). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice. The foregoing description of the Employment Agreement is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to that agreement. A copy of the Employment Agreement was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On May 8, 2014, Gyrodyne entered into a new employment agreement with Peter Pitsiokos effective May 15, 2014, pursuant to which Mr. Pitsiokos continues to serve as Executive Vice-President, Chief Operating Officer, Chief Compliance Officer and Secretary. Pursuant to the agreement, Mr. Pitsiokos earns a base salary at the rate of $200,000 per year plus a discretionary bonus, at Gyrodyne’s sole and absolute discretion, as determined and approved by the board based upon the profitability and/or performance of Gyrodyne. There is no required minimum period of employment, and either Gyrodyne or Mr. Pitsiokos may terminate at any time, with or without cause. If Mr. Pitsiokos is terminated without cause, Gyrodyne must provide him with at least 60 days’ prior written notice of termination, and must pay him the pro rata share of his base salary through those 60 days and severance pay equal to six months’ base salary from the date of termination.

(b)     Outstanding Equity Awards at Fiscal Year End

As of the year ended December 31, 2014, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

(c)     Severance and Change-in-Control Benefits

Pursuant to the Employment Agreements, each of Mr. Braun and Mr. Fitlin earn a bonus equal to $125,000 if he is employed by the Company as of the effective date of a change-in-control (the “Change-in-Control Bonus”). The Employment Agreements define a change-in-control as the first to occur of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company, as each such term is defined under Section 409A of the Code. Pursuant to the terms of the Employment Agreements, there is no required minimum period of employment, and either the Company or the executive may terminate at any time, with or without cause. If the executive is terminated without cause, the Company must provide him with at least 60 days’ prior written notice of termination, and must pay him (i) the pro rata share of his base salary through those 60 days, (ii) the Change-in-Control Bonus, and (iii) severance pay equal to six months’ base salary from the date of termination. If the executive is terminated for cause (as defined in the Employment Agreements), he will be paid the pro rata share of his base salary through the date of termination. Each of the executives may also terminate upon 60 days’ prior written notice.

Pursuant to the employment agreement with Mr Pitsiokos, the Company may be terminated at any time, with or without cause. If Mr. Pitsiokos is terminated without cause, Gyrodyne must provide him with at least 60 days’ prior written notice of termination, and must pay him the pro rata share of his base salary through those 60 days and severance pay equal to six months’ base salary from the date of termination.

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

The benefits are realized upon either a change-in-control of the Company or upon the issuance by the Company of an “Excess Dividend” following certain asset sales. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company’s voting stock or the occurrence of certain other specified events. In the event of a change-in-control, the Incentive Compensation Plan provides for a cash payment equal to the difference between the Incentive Compensation Plan’s “establishment date” price of $15.39 per share and the per share price of the Common Stock on the closing date, multiplied by the equivalent of 110,000 shares of Common Stock (such number of shares subject to adjustments to reflect changes in capitalization).

An “Excess Dividend” is defined as a dividend in excess of income from operations, paid to shareholders following certain sales of assets, in which the sale of assets equals or exceeds 15 percent of the total gross fair market value of all assets of the Company immediately prior to the sales. In the event of an Excess Dividend, the Company is obligated to pay to plan participants a “Disposition Dividend” which in the aggregate is equal to the Excess Dividend paid per share multiplied by the number of Incentive Compensation Units in the plan, currently 110,000. This Disposition Dividend is allocated to the plan participants according to their weighted percentages, as described below:

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

In July 2012, the Company received $167,530,657 from the State of New York in payment of the judgments in the Company’s favor in the Company’s condemnation litigation with the State; as of December 31, 2012 the Company intended to defer recognition of $98,685,000 for federal income tax purposes and recognize $68,845,657 as REIT taxable income in 2012. On November 19, 2012, the Company declared a special cash dividend of $56,786,652 or $38.30 per share of Common Stock, which was paid on December 14, 2012, to shareholders of record on December 1, 2012, and approved an aggregate payment of $4,213,000 as required under the terms of the Incentive Compensation Plan to be allocated and paid to individual participants in accordance with the rules of the Incentive Compensation Plan. On September 13, 2013, our Board declared a Special Dividend of $98,685,000 or $66.56 per share of Common Stock, of which approximately $68,000,000, or $45.86 per share, was paid in cash. The balance was paid in the form of interests in a newly formed New York limited liability company, Gyrodyne Special Distribution, LLC (“GSD”). The interests in GSD collectively constitute 100% economic interest in all of the Company's properties: Flowerfield, Port Jefferson, Cortlandt and Fairfax, which, with the exception of Flowerfield, are subject to an aggregate of $13,840,889 (at December 31, 2013) in mortgages payable to a subsidiary of Gyrodyne that will be retained by Gyrodyne, and that Gyrodyne will be its managing member. The limited liability company interests are not transferable except in extremely limited circumstances. Prior to the distribution, the Board determined that such limited liability company interests in the aggregate (representing the value of the 100% interest in the properties less the mortgages payable) are valued in good faith at $30,685,000 ($20.70 per share) or more. Thus, all required distributions of REIT income for 2012 required to be made under applicable laws was accomplished via the special dividend which was paid on December 30, 2013 to shareholders of record as of November 1, 2013. In connection with the Special Dividend, the Board also approved an aggregate payment of up to $7,321,600 as required under the terms of the Incentive Compensation Plan to be allocated and paid to individual participants in accordance with the rules of the Incentive Compensation Plan. As to such Incentive Compensation Plan payments corresponding to the non-cash portion of the Special Dividend, the Board determined that any such payments will be made only at such times as and proportionately with actual cash distributions made to the holders of GSD interests.  Under the terms of the ICP, the maximum aggregate amount payable to ICP participants in respect of such additional cash distributions is $233,200.

In 2013, pursuant to the Incentive Compensation Plan, Mr. Pitsiokos received $681,021, other employees and the Board earned $201,784 and $2,471,854, respectively and former employees and a former Director, combined, received $1,311,596, including Mr. Maroney’s payment of $933,251. There were no ICP expenses during 2014.

(e)     Pension Plan

The Company maintains the Gyrodyne Company of America, Inc. Pension Plan, which is a traditional defined benefit pension plan. The Pension Plan is believed to provide a reasonable benefit for two of the three executives and two of the three other employees who were participants prior to the board’s decision to freeze and terminate the Plan. The overfunded (underfunded) status of the Company’s pension plan is included in (pension costs) prepaid pension costs in the accompanying consolidated balance sheets and is $(552,546) and $608,807 at December 31, 2014 and 2013, respectively. In compliance with the minimum funding requirements, the Company did not have a minimum funding requirement for the years ending December 31, 2014 and 2013. The Company does not maintain any nonqualified deferred compensation programs (other than the Incentive Plan) or any qualified Profit Sharing or Section 401(k) Plans intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. The Company pension has a significant investment in the Company’s common stock which reflected a closing price per share on the last trading day of 2014 and 2013 of $4.10 and $12.71, respectively. The historical low discount rates combined with the ICP and the impact from lump sum distributions to the former CEO and former employees was responsible for a significant portion of the increase in the pension liability over the last two years. The Board voted unanimously in November 2013, to freeze all benefits as of December 23, 2013 and terminate the pension plan as of February 28, 2014. The final liability to fund 100% of the pension plan will not be known until the Trustees of the Pension plan determine the purchase price of annuities and the beneficiaries communicate their elections of annuities vs lump sum payments.

On November 25, 2013, the directors determined that it was advisable and to the advantage, welfare and best interests of the Company to terminate the Gyrodyne Company of America Inc. Pension Plan. Pursuant to the Board decision, the Company froze benefits as of December 23, 2013 and is seeking the IRS Determination Letter to complete the termination of the Plan during 2015. The Company contributed $183,500 in January 2015 to meet the balance necessary to fulfill the lump sum election of a terminated employee. As of late January 2015, all former employees who elected lump sum payments or annuities were paid out in full. The Company estimates up to $2.9 million of additional contributions may be necessary to meet the remaining funding obligations of the pension plan to cover employee elections and costs to complete the termination including such costs related to the Plan containing illiquid assets.

(f)      Retention Bonus Plan

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

The Retention Bonus Plan consists of a bonus pool that would be funded with an amount equal to 5% of the specified appraised value of each of the Contributed Properties (as set forth in the plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool would occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date to be specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also would be funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the chairman (10% for each of the other five directors) and 35% (the Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries in the Employee Pool are discretionary and shall be determined by the board of directors of the Company or its successor in consultation with its President.

2014 DIRECTOR COMPENSATION

The following table shows the compensation earned by or paid in cash to each of the Company’s non-officer directors for the year ended December 31, 2014:

	Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A	Paul L. Lamb	120,000	0	0		0	0	120,000

C	Philip F. Palmedo	42,000	0	0		0	0	42,000

D	Elliot H. Levine	42,000	0	0		0	0	42,000

E	Richard B. Smith	42,000	0	0		0	0	42,000

F	Ronald J. Macklin	42,000	0	0		0	0	42,000

G	Nader G.M. Salour	42,000	0	0		0	0	42,000

	Total	330,000						330,000

During March 2014, the Compensation committee of the Board authorized an increase in the Chairman’s fee from $36,000 per year to $78,000 per year, retroactive to January 1, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	As of December 31, 2014, there were no equity compensation plans under which securities of the Company were authorized for issuance.

(d)

The following table sets forth certain information as of March 20, 2015 regarding the beneficial ownership of the Company’s common shares by (i) each person who the Company believes to be the beneficial owner of more than 5% of its outstanding common shares, (ii) each present director, (iii) each person listed in the Summary Compensation Table under “Executive Compensation,” and (iv) all of the Company’s present executive officers and directors as a group.

	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of Class (6)
Common Stock $1 Par Value	More Than 5% Shareholders

	Poplar Point Capital Management, LLC c/o Poplar Point Capital Management, LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	81,427	(2)	5.5

	Paul L. Lamb	29,578	(3)	1.99

	Philip F. Palmedo	15,650	(4)	1.06

	Nader G.M. Salour	194		*

	Richard B. Smith	1,000		*

	Ronald J. Macklin	66		*

	Elliot H. Levine	137		*

	Peter Pitsiokos	0	(5)	*

	Gary J. Fitlin	0		*

	Frederick C. Braun III	0		*

	All executive officers and Directors as a group (9 persons)	46,625		3.14

(1) Except as otherwise indicated, the beneficial owner has sole voting and investment power.

(2) On March 10, 2015, Poplar Point Capital Management, LLC filed a Schedule 13G with the Securities and Exchange Commission stating that each reporting person has shared power to vote or to direct the vote, and has shared power to dispose or to direct the disposition, of 81,427 shares of Common Stock. The schedule 13G was jointly filed by Poplar Point Capital Management LLC, Poplar Point Capital Partners L.P., Poplar Point Capital GP LLC and Mr. Jad Fakhry, collectively, the reporting persons.

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

(6) The percent of class is calculated on the basis of the number of shares outstanding, which are 1,482,680 as of March 20, 2015

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

The share purchase rights may be redeemed by the Company for $0.005 per share purchase right and will otherwise expire on August 11, 2015.

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

If previously approved by our Board, an acquisition of shares pursuant to a transaction or series of related transactions resulting in a person owning 20% or more of the shares shall not cause the purchase rights to become exercisable. On March 14, 2012, our Board resolved that, for a period terminating not later than September 19, 2014, the purchase of additional shares by our largest shareholder, at the time, Bulldog Investors and its affiliates (“Bulldog”), shall not, by itself, cause the purchase rights to become exercisable so long as Bulldog does not become the owner of 23% or more of the shares of common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.

There were no transactions in effect since January 1, 2013 (the beginning of the fiscal year preceding the Company’s last fiscal year) or currently proposed in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by Baker Tilly Virchow Krause, LLP (successor to Holtz, Rubenstein, Remininck LLP), its independent registered principal accountants, for professional services rendered for the years ended December 31, 2014 and 2013:

Fee Category	Fiscal December 31, 2014	Fiscal December 31, 2013

Audit Fees (1)	$129,462	$121,500
Audit-Related Fees (2)	57,675	45,420
Tax Fees (3)	54,880	36,340

Total Fees	$242,017	$203,260

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, Sarbanes Oxley Section 404 planning and testing (for the year ended December 31, 2013), review of the interim financial statements included in quarterly reports, and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees." Such services include review of the Company’s strategic alternative analysis, Form 8-K filings, Form S-1, S-3 and S-4 filings, and proxy filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

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

10.2	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (9)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (10)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (10)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (16)

10.8	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (11).

10.9	Amendment Number 1 to the Engagement Agreement between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (12)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (12)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (13)

10.12	Amendment to Rothschild Engagement Letter (14)

10.13	Rentention Bonus Plan (17)

10.14	Management Services Agreement between the Company and Gyrodyne Special Distribution LLC (18)

21.1	List of all subsidiaries. (9)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (15)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (15)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(11)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(14)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(15)	Filed as part of this report.

(16)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(17)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(18)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014, as amended on January 2, 2015.

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

GYRODYNE COMPANY OF AMERICA, INC.

/S/ Frederick C. Braun III
By Frederick C. Braun III, President and Chief Executive Officer
Date: March 31, 2015

/S/ Gary J. Fitlin
By Gary J. Fitlin, Chief Financial Officer and Treasurer Date: March 31, 2015

********************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Richard B. Smith
By Richard B. Smith, Director
Date: March 31, 2015

/S/ Elliot H. Levine
By Elliot H. Levine, Director
Date: March 31, 2015

/S/ Ronald J. Macklin
By Ronald J. Macklin, Director
Date: March 31, 2015

/S/ Paul L. Lamb
By Paul L. Lamb, Director
Date: March 31, 2015

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

10.2	Agreement between the Company, and the Bulldog Investors, dated as of September 21, 2011. (7)

10.3	Amended and Restated Incentive Compensation Plan dated as of February 2, 2010. (8)

10.4	Compensation of Directors. (9)

10.5	Employment Agreement, with Gary J. Fitlin, dated May 15, 2013. (10)

10.6	Employment Agreement with Fredrick C. Braun III, dated May 15, 2013 (10)

10.7	Employment Agreement with Peter Pitsiokos dated May 8, 2014 (16)

10.8	Engagement Agreement between the Company and Rothschild, Inc., dated as of August 8, 2012 (11).

10.9	Amendment Number 1 to the Engagement Agreement between the Company and Rothschild, Inc. (as of August 8, 2012), dated as of January 31, 2013. (12)

10.10	Indemnification Agreement, dated as of February 8, 2013, between the Company and each of its directors and officers. (12)

10.11	Amended and Restated Limited Liability Company Agreement of Gyrodyne Special Distribution, LLC (13)

10.12	Amendment to Rothschild Engagement Letter (14)

10.13	Rentention Bonus Plan (17)

10.14	Management Services Agreement between the Company and Gyrodyne Special Distribution LLC (18)

21.1	List of all subsidiaries. (9)

31.1	Rule 13a-14(a)/15d-14(a) Certifications. (15)

31.2	Rule 13a-14(a)/15d-14(a) Certifications. (15)

32.1	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	CEO/CFO Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS** XBRL Instance

101.SCH**XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2013.

(3)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(4)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008

(5)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(6)	Incorporated herein by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 5, 2005.

(7)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on September 21, 2011.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 8, 2010.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(11)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2012.

(12)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013

(13)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 27, 2013.

(14)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(15)	Filed as part of this report.

(16)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(17)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014.

(18)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014, as amended on January 2, 2015.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2014 and 2013

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

Gyrodyne Company of America, Inc. and Subsidiaries

St. James, New York

We have audited the accompanying consolidated balance sheets of Gyrodyne Company of America, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gyrodyne Company of America, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York

March 31, 2015

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2014	2013

Assets

Real Estate:
Rental property:
Land	$4,569,693	$4,621,293
Building and improvements	33,405,129	32,626,185
Machinery and equipment	344,733	344,733
	38,319,555	37,592,211
Less Accumulated Depreciation	8,204,417	7,234,846
	30,115,138	30,357,365
Land held for development:
Land	558,466	558,466
Land development costs	1,961,345	1,823,847
	2,519,811	2,382,313
Total Real Estate, net	32,634,949	32,739,678

Cash and Cash Equivalents	4,028,337	13,048,827
Investment in Marketable Securities	5,950,098	3,380,864
Rent Receivable, net of allowance for doubtful accounts of $89,000 and $74,000 respectively	7,452	95,829
Deferred Rent Receivable	334,914	215,709
Prepaid Expenses and Other Assets	920,614	892,074
Prepaid Pension Costs	-	608,807
Total Assets(a)	$43,876,364	$50,981,788

Liabilities and Equity

Liabilities:
Accounts payable	$793,262	$1,710,257
Accrued liabilities	220,573	3,246,403
Deferred rent liability	94,737	93,922
Tenant security deposits payable	474,425	474,111
Income tax payable	750,000
Deferred income taxes	-	1,315,000
Pension Costs	552,546	-
Notes payable	17,533,210	16,144,614
Total Liabilities(a)	20,418,753	22,984,307

Commitments and Contingencies

Equity:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive income	(633,682)	118,789
Deficit retained earnings	(9,653,951)	(9,119,471)
	9,189,760	10,476,711
Less Cost of 241,208 Shares of Common Stock Held in Treasury	(1,537,697)	(1,537,697)
Total Gyrodyne Stockholders' Equity	7,652,063	8,939,014
Non-controlling interest in GSD, LLC	15,805,548	19,058,467
Total Equity	23,457,611	27,997,481
Total Liabilities and Equity	$43,876,364	$50,981,788

(a) Our consolidated assets at December 31, 2014 and 2013 include total assets of $33,763,279 and $33,730,130, respectively, of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets include real estate of $32,634,949 and $32,739,678, accounts receivable of $7,452 and $0, deferred rents of $334,914 and $215,709 and prepaid expenses of $785,964 and $774,743. Such liabilities at December 31, 2014 and 2013 include $218,163 and $0, respectively, of accounts payable, $94,737 and $93,922, respectively, of deferred rent liability, $474,425 and $474,111, respectively, of tenant security deposits. The VIE also has mortgages payable to a wholly-owned subsidiary of Gyrodyne which amount to $12,889,463 and $13,840,889 at December 31, 2014 and 2013, respectively, and an outstanding balance on a line of credit of $4,280,943 and 262,741, respectively, which are both eliminated in consolidation.

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations	Years Ended December 31,
	2014	2013

Revenues
Rental income	$4,439,467	$4,487,083
Rental income - tenant reimbursements	509,221	542,886
Total Rental income	4,948,688	5,029,969

Expenses
Rental expenses	2,605,844	2,514,530
General and administrative expenses	2,552,871	11,554,034
Strategic alternative expenses	1,836,476	3,637,123
Impairment charges	200,000	2,100,000
Depreciation	969,571	953,725
Insurance claim recoveries in excess of costs	(184,401)	-
Total	7,980,361	20,759,412

Other Income (Expense):
Interest income	110,311	236,954
Interest expense	(749,004)	(5,748)
Total	(638,693)	231,206

Net Loss Before Benefit for Income Taxes	(3,670,366)	(15,498,237)
Benefit for Income Taxes	(565,000)	(61,553,442)
Net (loss) income	(3,105,366)	46,055,205
Net Loss from Non-Controlling Interest in GSD, LLC	(3,252,919)	(8,001)
Net income Attributable to Gyrodyne	$147,553	$46,063,206

Net income attributable to Gyrodyne per common share:
Basic and diluted	$0.10	$31.07
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,482,680	1,482,680

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31,	2014	2013

Net Income Attributable to Gyrodyne	$147,553	$46,063,206
Other Comprehensive (loss) income:
Unrecognized actuarial pension (loss) gain	(836,355)	1,454,052
Unrealized gain (loss) on investments	83,884	(139,460)
Other Comprehensive (Loss) Income Attributable to Gyrodyne	(752,471)	1,314,592

Comprehensive (Loss) Income Attributable to Gyrodyne	(604,918)	47,377,798
Comprehensive Loss Attributable to Non-Controlling Interest in GSD, LLC	(3,252,919)	(8,001)
Comprehensive (Loss) Income	$(3,857,837)	$47,369,797

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013 and 2014
	Gyrodyne Shareholders
	$1 Par Value			Accumulated	Balance of			Non-
	Common Stock		Additional	Other	Deficit	Treasury Stock		Controlling
		Par	Paid in	Comprehensive	Retained			Interest in	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Shares	Cost	GSD, LLC	Equity
Balance, January 1, 2013	1,723,888	$1,723,888	$17,753,505	$(1,195,803)	$48,024,109	241,208	$1,537,697	$-	$64,768,002
Net Income (Loss)					46,063,206			(8,001)	46,055,205
Other comprehensive income				1,314,592					1,314,592
Special Dividend					(87,062,172)			19,066,468	(67,995,704)
2nd Special Dividend					(16,144,614)				(16,144,614)
Balance, December 31, 2013	1,723,888	$1,723,888	$17,753,505	$118,789	$(9,119,471)	241,208	$1,537,697	$19,058,467	$27,997,481
Net Income (Loss)					147,553			(3,252,919)	(3,105,366)
Other comprehensive income				(752,471)					(752,471)
Special Dividend					(682,033)				(682,033)
Balance, December 31, 2014	1,723,888	$1,723,888	$17,753,505	$(633,682)	$(9,653,951)	241,208	$1,537,697	$15,805,548	$23,457,611

See notes to consolidated financial statements.

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows	Years Ended December 31,
	2014	2013

Cash Flows from Operating Activities:
Net (Loss) Income	$(3,105,366)	$46,055,205
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	969,571	1,000,442
Impairment charge	200,000	2,100,000
Bad debt expense	51,000	36,000
Net periodic pension benefit cost	324,998	352,589
Deferred income taxes	-	(61,649,000)
Noncash interest expense	706,563	-
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Rent receivable	37,377	10,649
Deferred rent receivable	(119,205)	9,723
Prepaid expenses and other assets	(28,540)	(264,714)
(Decrease) increase in liabilities:
Accounts payable	(916,995)	1,223,370
Accrued liabilities	(3,025,830)	2,968,421
Income taxes payable and deferred taxes	(565,000)	-
Deferred rent liability	815	41,571
Tenant security deposits	314	10,405
Total adjustments	(2,364,932)	(54,160,544)
Net cash used in operating activities	(5,470,298)	(8,105,339)

Cash Flows from Investing Activities:
Purchase of building improvements and equipment	(927,344)	(889,584)
Land development costs	(137,498)	(108,001)
Purchase of marketable securities	(3,138,943)	-
Principal repayments on investment in marketable securities	653,593	996,148
Net cash used in investing activities	(3,550,192)	(1,437)

Cash Flows from Financing Activities:
Principal payments on mortgage loans payable	-	(5,013,415)
Loan origination fees paid	-	-
Cash distributions paid	-	(67,995,704)
Other equity transactions, net	-	-
Net cash used in financing activities	-	(73,009,119)

Net decrease in cash and cash equivalents	(9,020,490)	(81,115,895)
Cash and cash equivalents at beginning of year	13,048,827	94,164,722
Cash and cash equivalents at end of year	$4,028,337	$13,048,827

Supplemental cash flow information:
Interest paid	$7,570	$26,637
Income and excise taxes paid	$83,679	$3,466,878
Non-cash investing and financing activities:
Dividend Note Issued	$16,826,647	$-
Dividend Note Payable	$-	$16,144,614
Issuance of note to settle PIK interest	$706,563	$-
Distribution in ownership interests in GSD, LLC	$-	$18,640,387

See notes to consolidated financial statements.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

1.The Company

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

As of December 31, 2014, the Company has an investment in three separate mortgages which contain a first lien on the medical parks related real estate it previously owned. The previously owned real estate was included in a distribution to shareholders of ownership interests in Gyrodyne Special Distribution LLC (“GSD LLC”) on December 30, 2013 subject to the mortgages owned by the Company along with the Company retaining managing member control in GSD LLC. Additionally, the Company has an estimated 10.12% limited partnership interest (the “Grove”) in a Florida property (the “Grove Property”).

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

The Company conducts its operations either directly or indirectly through (1) property owned subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly-owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. GSD was a property owner subsidiary and in 2014 is a variable interest entity (“VIE”) in which the Company is the sole managing member with managerial authority and investment / disposition authority. Flowerfield Mortgage Inc. (“FMI”) is a lender subsidiary wholly-owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

 2. Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. and all majority owned subsidiaries.

The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a VIE.  If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

The Company's consolidated VIE, GSD LLC, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD LLC. The VIE has mortgage obligations payable and a revolving line of credit with an outstanding balance payable to a wholly-owned subsidiary of the Company of $12,889,463 and $4,280,943, respectively, as of December 31, 2014. At December 31, 2014, the net book value of the assets and liabilities of GSD LLC is $15,805,548. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at December 31, 2014 and 2013. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. There is one investment, The Grove, accounted for under the equity method in 2014 and 2013. Accumulated distributions and losses reduced the book basis of the investment to $0 and accordingly the company ceased recording losses for book purposes but had a deferred tax liability reflecting the losses recorded for tax purposes in excess of book. As a result, as of December 31, 2013, the Company had approximately $1,315,000 of deferred tax liabilities. During 2014, approximately $618,000 of deferred taxes are currently payable with the balance recognized as a tax benefit. Such tax benefit was partially offset by tax liabilities of the taxable REIT subsidiary related to its management services agreement with GSD.

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

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

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

Impairment of real estate investments - The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the second quarter of 2014 and the third quarter of 2013, the Company recognized aggregate impairment charges of $200,000 and $2,100,000, respectively, on real estate assets. The Company has explored the possible disposition of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of one of its real estate properties is below the current carrying value. Accordingly, the Company reduced the carrying value of the property to its estimated fair value.

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

Investments - The Company has an estimated 10.12% limited partnership interest in Callery-Judge Grove, L.P. (the "Grove") that in 2013 sold its only property a 3700+ acre citrus grove in Palm Beach County, Florida. The Company is accounting for this investment under the equity method. The Company also follows applicable accounting guidance which addresses investments that do not have a readily determinable fair value.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

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

Income taxes - Effective May 1, 2006, the Company operates as a REIT for federal and state income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute at least 90% of its annual REIT taxable income, as defined by the Code, to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Although the Company qualified for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. The Company believes that it has met the REIT distribution and technical requirements for the years ended December 31, 2014 and 2013 and therefore, qualified as a REIT and was not subject to any federal and state income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

The Company’s investment in the Grove is held in a TRS of the Company and is subject to federal and state income taxes. Taxable REIT subsidiaries perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the investment in the Grove, the Company is subject to corporate federal and state income taxes on the Company’s share of the Grove’s taxable income for the years ended December 31, 2014 and 2013. In addition the TRS provides management services to GSD which is also subject to corporate federal and state income taxes.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, Accounting for Uncertainty in Income Taxes. This guidance, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This interpretation specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The Company’s open tax years are 2011, 2012, and 2013.

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

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

Gains on sales of real estate - Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent that GSD sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

Assets Held For Sale and Discontinued Operations - Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets as “Assets held for Sale”, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

A discontinued operation is a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  A strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.

As of the years ended December 31, 2014 and 2013, there were no assets and liabilities held for sale and discontinued operations. However, this is due to a change in circumstances as the Company did report assets and liabilities held for sale and discontinued operations in the second and third quarter of 2014. See footnote #5

New accounting pronouncements

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

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

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

Early adoption is permitted for disposals or assets held for sale that have not been reported in the financial statements previously issued or available for issuance. The Company has elected to early adopt this standard as of January 1, 2014.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”).”  The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The amendments in this update provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

Reclassifications - Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2013 to conform to the classifications used in the current year. Such reclassifications include the reclassification of condemnation expenses of $2,360 into general and administrative expenses.

3. Management Services Arrangements

All references to Gyrodyne within the Management Services Arrangment and referenced below refer to Flowerfield Properties, Inc.

Under GSD’s Amended and Restated Limited Liability Company Agreement, Gyrodyne, in its capacity as managing member of GSD, is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. Gyrodyne also was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million, which Gyrodyne may determine from time to time. During the third quarter of 2014, the board of directors authorized an increase in the revolving line of credit to $3.5 million and subsequently to $5.5 million.

Taking into account a number of factors, including a management services benchmarking study commissioned by Gyrodyne, Gyrodyne Company of America, Inc. (the “Company”) entered into a Management Services Agreement (the “Agreement”) between the Company and GSD, on December 24, 2014 pursuant to which the Company agreed to continue providing certain management services to GSD. The management services include acquisition and disposition services, asset management services, accounting and other administrative services, property management services and shareholder services.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

Pursuant to the Agreement, in consideration for these services:

●     GSD will reimburse Gyrodyne for 85% of Gyrodyne's General and Administrative (G&A) Expenses and pay a fee to Gyrodyne equal to 8.5% of such reimbursed amount; plus

●     GSD will reimburse Gyrodyne for all rental expenses, whether value added (such as contractor and payroll expenses) or non-value added (such as utilities and taxes) paid by Gyrodyne in respect of the Contributed Properties; plus

●     GSD will pay a fee to Gyrodyne equal to 8.5% of all value added rental expenses paid by Gyrodyne in respect of the Contributed Properties, but no fee will be payable in respect of non-value added rental expenses; plus

●     GSD will reimburse 100% (without mark-up) of any bonuses (under a bonus plan (See note 15) or otherwise) paid by Gyrodyne to its employees and directors and related payroll taxes on account of any sales of the Contributed Properties; plus

●     Gyrodyne will be entitled to interest at the rate of 5.0% per annum on any funds advanced by Gyrodyne pursuant to the liquidity facility made available to GSD.

Between December 30, 2013 and December 24, 2014, the Company had been providing the foregoing services under substantially the same terms now set forth in the Agreement pursuant to the management provisions contained in GSD’s limited liability company agreement which designates sole management authority in the Company and which entitles the Company to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD.

4.     Consolidating Financial Information

Our consolidated assets at December 31, 2014 and 2013 include total assets of $33,763,279 and $33,730,130, respectively, of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets include real estate of $32,634,949 and $32,739,678, deferred rent of $334,914 and $215,709, rent receivable of $7,452 and $0, and prepaid and other assets of $785,964 and $774,743, respectively. Our consolidated liabilities at December 31, 2014 and 2013 include liabilities of a VIE consisting of $474,425 and $474,111, respectively of tenant security deposits, accounts payable of $218,163 and $0, respectively, and deferred rent liability of $94,737 and $93,922, respectively. The VIE also has mortgages payable to a wholly-owned subsidiary of Gyrodyne of $12,889,463 and $13,840,889, respectively, and an outstanding balance in a revolving debt facility of $4,280,943 and $262,741 at December 31, 2014 and 2013, respectively, that are eliminated in consolidation.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

The tables below are the unaudited consolidating December 31, 2014 and 2013 Balance Sheets and December 31, 2014 Statement of Operations reflecting the operations of Gyrodyne Company of America, Inc. and subsidiaries and GSD.

Consolidating Balance Sheet as of December 31, 2014 (unaudited)

ASSETS	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated

REAL ESTATE
Rental property:
Land	$-	$4,569,693	$4,569,693	$-	$4,569,693
Building and improvements	-	33,405,129	33,405,129	-	33,405,129
Machinery and equipment	-	344,733	344,733	-	344,733
	-	38,319,555	38,319,555	-	38,319,555
Less accumulated depreciation	-	8,204,417	8,204,417	-	8,204,417
	-	30,115,138	30,115,138	-	30,115,138
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	1,961,345	1,961,345	-	1,961,345
	-	2,519,811	2,519,811	-	2,519,811
Total real estate, net	-	32,634,949	32,634,949	-	32,634,949
Cash and cash equivalents	4,028,337	-	4,028,337	-	4,028,337
Investment in marketable securities	5,950,098	-	5,950,098	-	5,950,098
Rent receivable, net of allowance for doubtful accounts of approximately $89,000	-	7,452	7,452	-	7,452
Deferred rent receivable	-	334,914	334,914	-	334,914
GSD Line of Credit	4,280,943	-	4,280,943	(4,280,943)	-
Prepaid expenses and other assets	134,650	785,964	920,614	-	920,614
Mortgage receivable	12,889,463	-	12,889,463	(12,889,463)	-
Total Assets	$27,283,491	$33,763,279	$61,046,770	$(17,170,406)	$43,876,364

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$575,099	$218,163	$793,262	$-	$793,262
Accrued liabilities	220,573	-	220,573	-	220,573
Deferred rent liability	-	94,737	94,737	-	94,737
Tenant security deposits payable	-	474,425	474,425	-	474,425
GSD Line of Credit	-	4,280,943	4,280,943	(4,280,943)	-
Mortgage Payable	-	12,889,463	12,889,463	(12,889,463)	-
Income taxes payable	750,000	-	750,000	-	750,000
Pension Costs	552,546	-	552,546	-	552,546
Notes payable	17,533,210	-	17,533,210	-	17,533,210
Total Liabilities	19,631,428	17,957,731	37,589,159	(17,170,406)	20,418,753

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	-	1,723,888	-	1,723,888
Additional paid-in capital	17,753,505	-	17,753,505	-	17,753,505
Accumulated other comprehensive income	(633,682)	-	(633,682)	-	(633,682)
Deficit	(9,653,951)	(3,260,920)	(12,914,871)	3,260,920	(9,653,951)
	9,189,760	(3,260,920)	5,928,840	3,260,920	9,189,760
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	7,652,063	(3,260,920)	4,391,143	3,260,920	7,652,063
Non-controlling interest in GSD, LLC	-	19,066,468	19,066,468	(3,260,920)	15,805,548
Total equity	7,652,063	15,805,548	23,457,611	-	23,457,611
Total Liabilities and Equity	$27,283,491	$33,763,279	$61,046,770	$(17,170,406)	$43,876,364

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

Consolidating Balance Sheet as of December 31, 2013 (unaudited)

ASSETS	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated

REAL ESTATE
Rental property:
Land	$-	$4,621,293	$4,621,293	$-	$4,621,293
Building and improvements	-	32,626,185	32,626,185	-	32,626,185
Machinery and equipment	-	344,733	344,733	-	344,733
	-	37,592,211	37,592,211	-	37,592,211
Less accumulated depreciation	-	7,234,846	7,234,846	-	7,234,846
	-	30,357,365	30,357,365	-	30,357,365
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	1,823,847	1,823,847	-	1,823,847
	-	2,382,313	2,382,313	-	2,382,313
Total real estate, net	-	32,739,678	32,739,678	-	32,739,678
Cash and cash equivalents	13,048,827	-	13,048,827	-	13,048,827
Investment in marketable securities	3,380,864	-	3,380,864	-	3,380,864
Rent receivable, net of allowance for doubtful accounts of approximately $74,000	95,829	-	95,829	-	95,829
Deferred rent receivable	-	215,709	215,709	-	215,709
GSD Line of Credit	262,741	-	262,741	(262,741)	-
Prepaid expenses and other assets	117,331	774,743	892,074	-	892,074
Prepaid pension costs	608,807	-	608,807	-	608,807
Mortgage receivable	13,840,889	-	13,840,889	(13,840,889)	-
Total Assets	$31,355,288	$33,730,130	$65,085,418	$(14,103,630)	$50,981,788

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$1,710,257	$-	$1,710,257	$-	$1,710,257
Accrued liabilities	3,246,403	-	3,246,403	-	3,246,403
Deferred rent liability	-	93,922	93,922	-	93,922
Tenant security deposits payable	-	474,111	474,111	-	474,111
GSD Line of Credit	-	262,741	262,741	(262,741)	-
Mortgage Payable	-	13,840,889	13,840,889	(13,840,889)	-
Deferred income taxes	1,315,000	-	1,315,000	-	1,315,000
Notes payable	16,144,614	-	16,144,614	-	16,144,614
Total Liabilities	22,416,274	14,671,663	37,087,937	(14,103,630)	22,984,307

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	-	1,723,888	-	1,723,888
Additional paid-in capital	17,753,505	-	17,753,505	-	17,753,505
Accumulated other comprehensive income	118,789	-	118,789	-	118,789
Deficit	(9,119,471)	(8,001)	(9,127,472)	8,001	(9,119,471)
	10,476,711	(8,001)	10,468,710	8,001	10,476,711
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	8,939,014	(8,001)	8,931,013	8,001	8,939,014
Non-controlling interest in GSD, LLC	-	19,066,468	19,066,468	(8,001)	19,058,467
Total equity	8,939,014	19,058,467	27,997,481	-	27,997,481
Total Liabilities and Equity	$31,355,288	$33,730,130	$65,085,418	$(14,103,630)	$50,981,788

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

Consolidated Statement of Operations – Year Ended December 31, 2014 (unaudited)

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated
Revenues
Rental income	$-	$4,439,467	$4,439,467	$-	$4,439,467
Rental income - tenant reimbursements	-	509,221	509,221	-	509,221
Other income	6,518,350	-	6,518,350	(6,518,350)	-
Total	6,518,350	4,948,688	11,467,038	(6,518,350)	4,948,688

Expenses
Reimbursable expenses	2,673,932	-	2,673,932	(2,673,932)	-
Rental expenses	-	2,702,536	2,702,536	(96,692)	2,605,844
General and administrative expenses	2,552,871	2,051,060	4,603,931	(2,051,060)	2,552,871
Strategic alternative expenses	1,836,476	1,696,666	3,533,142	(1,696,666)	1,836,476
Impairment charges	-	200,000	200,000	-	200,000
Depreciation	-	969,571	969,571	-	969,571
Insurance claim recoveries in excess of cost	-	(184,401)	(184,401)	-	(184,401)
Total	7,063,279	7,435,432	14,498,711	(6,518,350)	7,980,361

Other Income (Expense):
Interest income	876,486	-	876,486	(766,175)	110,311
Interest expense	(749,004)	(766,175)	(1,515,179)	766,175	(749,004)
Total	127,482	(766,175)	(638,693)	-	(638,693)
Net loss before benefit from income taxes	(417,447)	(3,252,919)	(3,670,366)	-	(3,670,366)
Income tax benefit	(565,000)	-	(565,000)	-	(565,000)
Net Income (Loss)	$147,553	$(3,252,919)	$(3,105,366)	$-	$(3,105,366)

5. Real Estate Assets Held For Sale and Discontinued Operations

Assets Held For Sale and Discontinued Operations - Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets as “Assets held for Sale”, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

A discontinued operation is a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  A strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

As of and for the years ended December 31, 2014 and 2013, there were no assets and liabilities held for sale or discontinued operations. However, during the year ended December 31, 2014 the Company did report assets and liabilities held for sale and discontinued operations in the second and third quarter. The Company has not sold the Cortlandt Manor and Fairfax properties. In addition, in early 2015, the Company became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Company, members of the Company’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believes that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore has reclassified them to operating assets and liabilities and continuing operations and is not reporting discontinued operations for the year ended December 31, 2014.

6.  Earnings per Share

Basic earnings per common share are computed by dividing net income, attributable to Gyrodyne, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. The Company has no common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of December 31, 2014 and 2013.

	Years Ended December 31,
BASIC	2014	2013
Net income attributable to Gyrodyne	$147,553	$46,063,206
Weighted average number of common shares outstanding	1,482,680	1,482,680
Net Income per common share attributable to Gyrodyne (“EPS”)	$0.10	$31.07

 7. Investment in Marketable Securities

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of December 31, 2014 and 2013 are as follows:

Mortgage-backed securities	2014	2013
Amortized Cost	$5,931,387	$3,446,037
Gross Unrealized Gains (Losses)	18,711	(65,173)
Fair Value*	$5,950,098	$3,380,864

*The Company received $653,593 and $996,148 in principal repayments during the years ended December 31, 2014 and 2013, respectively.

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At December 31, 2014 and December 31, 2013, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 30 years and an adjusted duration of approximately four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 16 – Fair Value of Financial Instruments. None of the securities with an unrealized loss at December 31, 2014 are considered to be other-than-temporarily impaired; therefore the unrealized gain (loss) was reported in the Consolidated Statements of Comprehensive Income (Loss).

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

  8.   Investment in Grove Partnership

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which is the subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, each of which the Company chose not to participate in, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and through 2013 was further diluted to approximately 9.32%. During 2014, certain limited partners voluntarily forfeited their interests back to the partnership which increased Gyrodyne’s interest to 10.12%.

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. At December 31, 2014 and 2013, the investment is held in a taxable REIT subsidiary of the Company with $0 value. Furthermore, as of December 31, 2013, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly. The Company did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

The Company is a limited partner in the Grove. The Grove does not have an audit, review or compilation of its financial statements, therefore, the Company is challenged to determine the collectability of any income generated by the Grove. As a result, the company will not recognize income from the Grove until the earlier of when cash distributions are received or upon receiving financial data that substantiates its results of operations.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

9. Accrued Liabilities

 Accrued liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013

Payroll and related taxes	$51,057	$137,389
Professional fees	117,633	112,228
Directors fees under the ICP	-	2,850,199
Other	51,883	146,587
Total	$220,573	$3,246,403

10. Income Taxes

The Company files federal and state income tax returns that include all 100% owned nontaxable REIT subsidiaries. The Company files separate federal and state income tax returns for its TRS.

The tax benefit for income taxes is comprised of the following:

	Years Ended December 31,
	2014	2013
Current:
Federal	$641,640	$95,558
State	108,360	-
	$750,000	$95,558
Deferred:
Federal	$(1,315,000)	$(53,505,000)
State	-	(8,144,000)
	(1,315,000)	(61,649,000)
Income tax benefit	$(565,000)	$(61,553,442)

The effective income tax rate is approximately 38% for the year ended December 31, 2014 and zero for the prior year due to a pre-tax loss in 2013. The actual provision differed from that computed at the federal statutory corporate rate as follows:

	December 31, 2014	December 31, 2013
Federal tax benefit at 34% statutory rate	$(647,460)	$(53,505,000)
State income tax expense (benefit), net of federal benefit	82,460	(8,144,000)
Income tax benefit	$(565,000)	$(61,649,000)

Current and deferred income tax liabilities consist of the following:

	December 31,
	2014	2013
Current Tax Liabilities:		$-
Flowerfield Properties, excluding recognized gain on the Grove	$132,000	-
Recognized tax gain on the Grove	618,000	$-
Total current tax payable	$750,000
Deferred Tax Liabilities:
Unrealized gain on investment in Citrus Grove	$-	$1,315,000
Net Deferred Income Taxes	$-	$1,315,000

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

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

In accordance with Section 1033 of the Internal Revenue Code, the Company had deferred recognition of the gain on the proceeds received from litigation following condemnation of its real property for income tax purposes. During the quarter ended September 30, 2012, the Company applied for and received an additional approved IRS extension of time to replace the condemned property with like-kind property by April 30, 2014. The previous deadline was April 30, 2013. If the Company replaced the condemned property with like- kind property by April 30, 2014 (or such extended period approved by the Internal Revenue Service at its discretion), recognition of the gain would be deferred until the newly acquired property is disposed of. Under the tax laws at the time, pending a replacement property acquisition, the Company had recorded a provision for income taxes of $61,649,000 resulting from the condemnation award. The provision for income taxes was a direct result of the gain on condemnation of the Company’s real property.

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

At December 31, 2013, the Company recorded a deferred income tax benefit for the reversal of the prior year deferred taxes of $61,649,000 offset by alternative minimum taxes of $95,558.

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

GYRODYNE COMPANY OF AMERICA, INC. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

As of December 31, 2013, the Company had approximately $1,315,000 of deferred tax liabilities due resulting from its investment in the Grove. As of December 31, 2014, mainly as a result of the sale, approximately $618,000 of deferred taxes is currently payable with the balance recognized as a tax benefit. Such tax benefit is partially offset by tax liabilities of the taxable REIT subsidiary related to its management services agreement with GSD, the net impact of which was an increase in the current tax payable from $618,000 to $750,000.

Flowerfield Properties, Inc. is the Company’s taxable REIT subsidiary which files separate federal and state tax returns. For the year ended December 31, 2014, the taxable REIT subsidiary had taxable income related to the management of GSD of approximately $321,000 resulting in a tax liability and related expense of $132,000. Flowerfield Properties Inc. did not have any taxable income in 2013.

 11. Retirement Plans

The Company has a noncontributory defined benefit pension plan (the “Plan”) covering substantially all of its employees. The benefits are based on annual average earnings for the highest sixty (60) months (whether or not continuous) immediately preceding the participant's termination date. Annual contributions to the Plan are at least equal to the minimum amount, if any, required by the Employee Retirement Income Security Act of 1974 but no greater than the maximum amount that can be deducted for federal and state income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. During 2014 and 2013, the Company was not required to, and did not make any contributions to the Plan.

On November 25, 2013 the Company decided to terminate the Plan, subject to regulatory approval, and has begun the process, accordingly. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and submitted documentation to the Pension Benefit Guarantee Corporation (“PBGC”) in August 2014. Both the PBGC and the IRS must approve the termination. The Company expects to receive the approval from the PBGC and the IRS in the first half of 2015. Obligations to participants will be funded and distributions made to all remaining participants based on their elections within 120 days of the date of the IRS determination letter.

Upon termination of the plan, non-vested benefits will become fully vested, and the effects of future contribution levels will cease to be an obligation. The Pension plan has an accumulated net unrecognized gain. Any gain (loss) from termination will be added to (netted against) the unrecognized pension gain and recognized in the financial statements.

The Plan contains two options for employees and beneficiaries to choose from upon termination of the plan; annuity or lump sum. The below pension asset reflects an annuity obligation where assets will exceed the obligations. During 2014, the Company satisfied the elections made by all former employees and retirees resulting in the purchase of an annuity at a cost of $251,620 and lump sum distributions of $2,012,832. The Company recognized an expense associated with the funding of annuities or lump sum benefits versus the PBO obligation associated with the former vested employees of $324,998 which also is the net total pension expense for the year.

Five active employees remain vested and unfunded in the plan. The Company estimates up to approximately $2.9 million in underfunded obligations based on the cost to meet employee pending elections for lump sum distributions or annuities, taking into consideration the potential impact of illiquid assets in the pension plan. The Company is required to fund the obligations within 120 days of the receipt of the IRS clearance letter which is expected in the first half of 2015.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over years ended December 31, 2014 and 2013, and a statement of the funded status as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Pension Benefits
Reconciliation of Benefit Obligation:
Obligation	$3,959,927	$4,625,576
Service cost	-	261,033
Interest cost	182,835	251,634
Actuarial loss (gain)	409,450	(1,080,104)
Benefit payments	(89,275)	(98,212)
Settlements- lump sums paid	(2,264,452)	-
Obligation	$2,198,485	$3,959,927

Reconciliation at Fair Value of Plan Assets:
Fair value of plan assets, beginning of year	$4,568,734	$4,132,920
Actual return on plan assets	(569,068)	534,026
Actual Contributions	-	-
Benefit payments	(89,275)	(98,212)
Settlements	(2,264,452)	-
Fair Value of Plan Assets, end of year	$1,645,939	$4,568,734

Funded Status:
(Liability) asset	$(552,546)	$608,807
Unrecognized loss (gain)	652,393	(183,962)
Net Amount Recognized	$99,847	$424,845

For the years ended December 31, 2014 and 2013, the actuarial pension (loss) gain recognized in other comprehensive income was $(836,355) and $1,454,052, respectively. At December 31, 2014 and 2013, accumulated unrecognized actuarial pension gain/(losses) of $652,393 and $(183,962) have not yet been recognized as a component of net periodic pension benefit cost. The Company expects to complete the termination of the pension plan and related funding in 2015. As a result, the Company expects to recognize the remaining balance of the pension amounts in accumulated other comprehensive income as an expense in 2015. Any remaining obligations to terminate the plan that have not yet been recorded in the consolidated financial statements will be recorded and disclosed as a pension expense in the 2015 consolidated financial statements.

The accumulated benefit obligation was $2,198,485 and $3,959,927 as of December 31, 2014 and 2013, respectively.

Gyrodyne Company of America, Inc. AND SUBSIDIARIES

Notes to Consilidated Financial Statements
Years Ended December 31, 2014 and 2013

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Pension Benefits
Service Cost	$-	$261,033
Interest Cost	182,835	251,634
Expected Return on Plan Assets	(361,243)	(326,186)
Amortization of prior service cost	22,576	22,576
Amortization of Actuarial Loss	-	143,532
Recognized loss due to settlement	480,830	-
Net Periodic Benefit Cost After Curtailments and Settlements	$324,998	$352,589

	December 31,
	2014	2013
Pension Benefits
Weighted-Average Assumptions
Discount rate	4.68%	4.68%
Expected return on plan assets	3.00%	8.00%
Rate of compensation increase	3.00%	3.00%

The Plan’s investment objectives are expected to be achieved through a portfolio mix of Company stock, other investments, and cash and cash equivalents which reflect the Plan’s desire for investment return.

The Plan had the following asset allocations as of their respective measurement dates:

	December 31,
	2014	2013
Common Stock – Gyrodyne Company of America, Inc.	8.6%	9.5%

Gyrodyne Special Distribution, LLC	23.9%	15.6%

Gyrodyne Company of America – dividend notes	24.7%	8.2%
Fixed Income Funds	23.9%	17.5%
Other Funds	18.9%	49.2%
Total	100.0%	100.0%

As of December 31, 2014	Quoted Prices In An Active Market (Level 1)	Values Based On A Level 3 Methodology	Total
Common Stock – Gyrodyne Company of America, Inc. (shares of 34,325)	$140,733	$-	$140,733

Gyrodyne Special Distribution LLC (34,325 units)	-	394,051	394,051

Gyrodyne dividend notes	-	406,716	406,716
Taxable Fixed Income Funds	393,619	-	393,619
Corporate/Foreign Bonds	149,853	-	149,853
US Government Agency	142,241	-	142,241
Money Market Funds	17,267	-	17,267
Accrued Income	1,459	-	1,459
Total	$845,172	$800,767	$1,645,939

The fair value of Gyrodyne dividend notes and the investment interest in Gyrodyne Special Distribution LLC are estimated based on a Level 3 methodology, additional details of which are discussed further in Note 16 - Fair Value of Financial Instruments.

The dividend notes were valued using a level 3 methodology as the value is based on the risk of forfeiture and the terms including applicable interest rate, payment terms and maturity date. The Company has the ability to repurchase the notes on a voluntary basis from one or more holders. The notes were declared in late December 2013 and supplemented with three additional notes in 2014. As such, there have been changes in value, changes in valuation techniques and inputs, transfers in but not out of level 3 and other changes to the notes since the date they were declared.

The investment in GSD, LLC is valued based the proportionate interest in its net underlying real estate value. Such values were based on either a comparable sales methodology as well as valuations of the underlying real estate valuations based on comparable sales methodology and discounted cash flow analysis, both of which are considered a Level 3 methodology. The Company has the ability to indirectly repurchase the ownership interests. The ownership interests in GSD, LLC were distributed in late December 2013, close to year end December 31, 2013. There have been changes in value, changes in valuation techniques and inputs, no transfers in and out of level 3 and no other changes to the investment since the distribution date.

Expected approximate future benefit payments are as follows:
Years Ending December 31,	Amount

2015	$2,921,599
Thereafter	-
$2,921,599

12. Incentive Compensation Plan

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

Benefits are realized upon either a change in control of the Company or upon the issuance by the Company of an “excess dividend” following certain asset sales. Change-in-control is defined as the accumulation by any person, entity or group of 30% or more of the combined voting power of the Company's voting stock or the occurrence of certain other specified events. In the event of a change in control, the Incentive Plan provides for a cash payment equal to the difference between the Incentive Plan's "establishment date" price of $15.39 per share, and the per share price of the Common Stock on the closing date equivalent to 100,000 shares of Common Stock, such number of shares subject to adjustments to reflect changes in capitalization. For any individual who becomes a participant with an effective date after December 31, 2009, the trading price of the Company’s Common Stock for the 10 trading days ending on the trading day prior to the date of participation will replace the price of $15.39 for the purpose of calculating benefits. The payment amount would be distributed to eligible participants based upon their respective weighted percentages (ranging from .5% to 18.5%). There are currently 110,000 units granted under the Incentive Plan equal to 110,000 shares of Common Stock, which reflects the amounts outstanding at December 31, 2014 and 2013.

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

On September 13, 2013, the Board of Directors declared a special dividend in the amount of $98,685,000 or $66.56/share of which $68,000,000 or $45.86/share was paid in cash. The dividend was paid on December 30, 2013 to stockholders of record as of November 1, 2013. The declaration of the dividend also required cash payment to participants of the Company’s Incentive Compensation Plan in the aggregate amount of $5,044,600 to be allocated and paid to Plan participants in accordance with Plan rules. The allocation to Plan participants are below:

PLAN PARTICPANTS	COMPENSATION	DIRECTOR FEES	Total
Board of Directors[1]	$-	$2,850,199	$2,850,199
Chief Operating Officer	681,021	-	681,021
Former Chief Executive Officer	933,251	-	933,251
Chief Executive Officer	-	-	-
Chief Financial Officer	-	-	-
Other Employees [2]	580,129	-	580,129
Total	$2,194,401	$2,850,199	$5,044,600

1 $378,345 of the $2,850,199 relate to a former Director who resigned in September 2013.

2Approximately $378,345 of the $580,129 relate to 2012 employees who are no longer employees following the restructuring in early 2013.

The remaining liability under the Incentive Plan, payable by the Company when and to the extent that GSD holders receive cash in respect of their GSD interests, is estimated to be not more than $233,200 in the aggregate.

As of December 31, 2014 the vested maximum benefit payable to individuals who are no longer employees or directors of the Company is as follows:

Employees	Number of Shares under Plan	Maximum Benefit relating to the 2013 Non-Cash Dividends	Total Maximum Benefit
Former CEO	20,350	$43,142	$259,870
All other former employees	8,250	$17,490	$107,915
Former director	8,250	$17,490	$105,728
Total Maximum Benefit	36,850	$78,122	$473,513

13. Credit Quality of Rents Receivable

The Company’s standard lease terms include rent due on the first of the month. The Company credit terms extend a standard ten-day grace period across its tenant portfolio and in no event are credit terms extended beyond one year.

The Company manages its billing and collection process internally to enable timely identification of collection issues. The controls and related processes enable the Company to timely identify and establish payment plans to minimize material losses from defaults. During the years ended December 31, 2014 and 2013, the Company’s bad debt expense was $51,000 and $36,000, respectively. The Company determines the adequacy of its allowance for bad debt through a combination of specific identification for those leases where collectability is at risk, to a general reserve for accounts receivable that are greater than 60 days past due.

As of December 31, 2014 and 2013, respectively, the Company’s Allowance For Doubtful Accounts reflected the following activity:

Allowance for Doubtful Accounts	December 31, 2014	December 31, 2013
Beginning balance	$74,000	$67,000
Bad debt expense	51,000	36,000
Accounts receivable written off	(36,000)	(29,000)
Ending Balance	$89,000	$74,000

14. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at December 31, 2014 and 2013.

15. Commitments

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, including bargain renewals, assuming no new or renegotiated leases are executed for such premises, are as follows:

Years Ending December 31,	Amount

2015	$3,864,000
2016	3,088,000
2017	2,320,000
2018	2,096,000
2019	1,590,000
Thereafter	3,602,000
$16,560,000

Other commitments and contingencies - As of December 31, 2014, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan		$233,200
Management Employment agreements with bonus and severance commitment contingencies		600,000
Other employee severance commitment contingencies		76,000
Total	$	*909,200

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

Under Company policy the aggregate severance commitment contingency to other employees is approximately $76,000.

As of December 31, 2014, the commitment related to severance is approximately $676,000.

Excluded from the above contingency amounts are retention bonuses that may ultimately be payable under the Retention Bonus Plan, but which the amounts, if any, or top end of the range cannot be determined at this time.

Retention Bonus Plan –In May 2014, our board of directors authorized a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to the Company’s business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and discretionary bonuses to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

The Retention Bonus Plan consists of a bonus pool funded with an amount equal to 5% of the specified appraised value of each of the Contributed Properties (set forth in the Plan), so long as the gross selling price of a property is equal to or greater than 100% of its appraised value (based on appraisals utilized to support the value of the real estate included in the non-cash dividend distributed on December 30, 2013). Additional funding of the bonus pool will occur on a property-by-property basis when the gross sales price of a property is in excess of its appraised value as follows: 10% on the first 10% of appreciation, 15% on the next 10% of appreciation and 20% on appreciation greater than 20%. Furthermore, if a specified property is sold on or before a designated date specified in the Retention Bonus Plan, an additional amount equal to 2% of the gross selling price of such property also is funded into the bonus pool.

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the Chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries of the Employee Pool shall be determined by the board of directors of the Company or its successor in consultation with its President.

16. Fair Value of Financial Instruments

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$5,950,098*	$5,950,098*	$3,380,864	$3,380,864

*During 2014, the Company received $653,593 in principal repayments.

The Company has investments in mortgage backed securities which have either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). During 2014, the Company made additional investments in such securities. The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

Fair Value Measurements:

The following tables present the Company's impaired real estate assets measured at fair value on a recurring and non-recurring basis as of December 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,146,952	$—	$—	$6,146,952

	Balance	Fair Value Measurements Using
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,508,394	$—	$—	$6,508,394

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of December 31, 2014 and 2013, the carrying value of the Company’s investment was $0.

17. Impairment of Real Estate Investments

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the second quarter of 2014 and the third quarter of 2013, the Company recognized aggregate impairment charges of $200,000 and $2,100,000, respectively on real estate assets. The Company has explored the possible disposition of some of its medical properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of one of its real estate properties below the current carrying value. Accordingly, the Company reduced the carrying value of the property to its estimated fair value.

18. Equity

There were no equity transactions during 2014 other than a dividend note of $0.46 per share issued on December 31, 2014 to stockholders of record on September 26, 2014. The dividend note of $682,033 was intended to prevent the imposition of federal corporate income tax on Gyrodyne’s undistributed 2013 REIT taxable income.

There were no equity transactions during 2013 other than the special dividend of $66.56 per share payable on December 30, 2013 to stockholders of record on November 1, 2013 and a dividend note of $10.89 per share issued on January 31, 2014 to stockholders of record on December 31, 2013. The special dividend resulted in a total cash distribution of approximately $68,000,000 and a noncash equity ownership interest in GSD LLC of approximately $30,685,000. The dividend note of approximately $16,145,000 ($10.89/share) enabled the Company to meet the forecasted minimum REIT taxable income distribution requirement for 2013.

The changes in accumulated other comprehensive income (loss) by component, on a net of tax basis are as follows:

	Pension Plan Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance – January 1, 2013	(1,270,090)	74,287	(1,195,803)
Other comprehensive income before reclassifications	1,806,641	(139,460)	1,667,181
Amounts reclassified from accumulated other comprehensive income	(352,589)	-	(352,589)
Net current period other comprehensive income	1,454,052	(139,460)	1,314,592
Balance – December 31, 2013	183,962	(65,173)	118,789
Other comprehensive income before reclassifications	(511,357)	83,884	(427,473)
Amounts reclassified from accumulated other comprehensive income	(324,998)	-	(324,998)
Net current period other comprehensive loss	(836,355)	83,884	(752,471)
Balance – December 31, 2014	$(652,393)	$18,711	$(633,682)

On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. The Company’s board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, the Company believes many holders may not have paid enough attention to the Merger to exercise their right to vote. The board believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

The Company is also conducting the rights offering because it provides the Company’s shareholders the opportunity to participate in an offering of its shares on a pro rata basis without diluting their ownership interest in the Company. The proceeds of the rights offering will provide Gyrodyne with needed liquidity as it pursues an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

Gyrodyne plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at a subscription price to be determined and subject to certain aggregate ownership limitations. The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. Assuming it is fully subscribed, Gyrodyne currently expects to receive gross proceeds of approximately $5,560,000 from the rights offering. Gyrodyne intends to conduct the special meeting to authorize the Merger as soon as reasonably possible after the consummation of the rights offering.

The registration statement filed with the SEC has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights will be issued to all shareholders as of a record date which has yet to be determined. The subscription price and number of rights needed in order to purchase one share of the Company’s stock also has yet to be determined. Gyrodyne will provide notice of the record date and subscription price in the future at such time as they are determined. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

In addition, this report is not to be considered material to solicit proxies related to the special meeting or deemed an offer to sell the Gyrodyne, LLC equity interests (“Gyrodyne, LLC Shares”), which solicitation and offer will only be made through a definitive proxy statement/prospectus relating to the Merger and the issuance of the Gyrodyne, LLC Shares. Gyrodyne filed definitive proxy materials with the SEC on July 1, 2014 with respect to the Plan of Merger. If the Company’s board determines to try again to hold the special meeting to authorize the Plan of Merger, which is our current intention, Gyrodyne will solicit proxies through such definitive proxy statement or, if necessary, a post-effective amendment thereto.

19. Significant Tenants

 For the year ended December 31, 2014, rental income from the three largest tenants represented 8%, 5% and 5% of total rental income.

For the years ended December 31, 2013, rental income from the three largest tenants represented 11%, 5% and 5% of total rental income.

20. Supplementary Information - Quarterly Financial Data (Unaudited)

Year Ended December 31, 2014	First	Second	Third	Fourth

Rental Income	$1,120,645	$1,106,188	$1,111,932	$1,100,702
Tenant reimbursements	179,390	111,132	101,620	117,079
Total revenue	1,300,035	1,217,320	1,213,552	1,217,781
Rental Property Expense	(711,602)	(631,798)	(647,657)	(614,787)
Income from Rental Property	588,433	585,522	565,895	602,994
Net Loss	$(671,658)	$(1,150,268)	$(405,557)	$(877,883)
Net income (loss) attributable to Gyrodyne	$12,072	$(53,885)	$(19,809)	$209,175
Net income (loss) Per Common Share attributed to Gyrodyne
Basic and diluted	$0.01	$(0.04)	$(0.01)	$0.14

Net Loss Per Common Share
Basic and Diluted	$(0.45)	$(0.78)	$(0.27)	$(0.55)

Year Ended December 31, 2013	First	Second	Third	Fourth

Rental Income	$1,099,584	$1,104,502	$1,156,360	$1,126,637
Tenant reimbursements	189,640	115,756	124,090	113,400
Total revenue	1,289,224	1,220,258	1,280,450	1,240,037
Rental Property Expense	(662,670)	(607,933)	(606,722)	(637,205)
Income from Rental Property	626,554	612,325	673,728	602,832
Net (Loss) Income	$(882,777)	$(444,737)	$48,707,990	$(1,325,271)

Net (Loss) Per Common Share
Basic and Diluted	$(0.60)	$(0.30)	$32.85	$(0.89)

21. Condemnation

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

Following a change in tax law in January 2013 reducing the recognition period applicable for the 2012 taxable year to five years, the Company applied for a private letter ruling from the IRS in March 2013 and ultimately received a favorable ruling on September 12, 2013. The PLR concludes that the Company’s receipt of additional damages in July 2012 in connection with judgments in the Company’s favor in its condemnation litigation with the State of New York ("2012 Proceeds") occurred outside of the applicable recognition period for 2012, and therefore permits the Company to distribute, by means of a dividend such as the Special Dividend described below, the gains realized from its receipt of the 2012 Proceeds, subject to a 4% excise tax but without incurring the built-in gains tax.

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

22. Contingencies

Putative Class Action Lawsuit

On July 3, 2014, a purported stockholder of Gyrodyne filed a putative class action lawsuit against Gyrodyne and members of its board of directors (the "Individual Defendants"), and against GSD and Gyrodyne, LLC (collectively, the "Defendants"), in the Supreme Court of the State of New York, County of Suffolk (the "Court"), captioned Cashstream Fund, on Behalf of Itself and All Others Similarly Situated v. Paul L. Lamb, et al., Index No. 065134/2014 (the "Action"). The plaintiff in the Action alleges that (i) the Individual Defendants breached their fiduciary duties or aided and abetted the breach of those duties in connection with the Merger and (ii) Gyrodyne and the Individual Defendants breached their fiduciary duties by failing to disclose material information in the Joint Proxy Statement/Prospectus. The plaintiff in the Action seeks, among other things, injunctive relief enjoining the Merger, and the other transactions relating to the Plan of Liquidation, requiring corrective disclosures in the Joint Proxy Statement/Prospectus, compensatory and/or rescissory damages, and interest, attorney’s fees, expert fees and other costs. On July 17, 2014, the Court signed an Order to Show Cause submitted by the plaintiff setting a return date of August 5, 2014 on plaintiff's motion for an order (a) preliminarily enjoining consummation of the Merger and (b) granting expedited discovery. The plaintiff subsequently withdrew its motion without prejudice and the Court scheduled a preliminary conference in the case for October 20, 2014, which has been adjourned until September 14, 2015. The Defendants believe the lawsuit is without merit.

In addition, in early 2015, the Company became aware that various aspects of the plaintiff’s claims in the Action were interfering with the proposed sale of certain of the Company’s real properties. As stated above, the Defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale of such properties. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believes that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore has reclassified them to operating assets and liabilities and continuing operations and is not reporting discontinued operations for the year ended December 31, 2014.

In the normal course of business, the Company is a party to various legal proceedings. After reviewing all actions and proceedings pending against or involving the Company, management considers that any loss resulting from such proceedings individually or in the aggregate will not be material to the Company’s financial condition or results of operations.

23. Subsequent Events

Rights Offering – On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders (See note 18).