Form 10-Q
period 2015-03-31
GYRODYNE CO OF AMERICA INC
filed 2015-05-15
CIK 44689

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

On May 15, 2015, 1,482,680 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.

QUARTER ENDED MARCH 31, 2015

                               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2015	2014
	(Unaudited)
REAL ESTATE
Rental property:
Land	$4,569,693	$4,569,693
Building and improvements	33,509,186	33,405,129
Machinery and equipment	344,733	344,733
	38,423,612	38,319,555
Less accumulated depreciation	8,455,022	8,204,417
	29,968,590	30,115,138
Land held for development:
Land	558,466	558,466
Land development costs	1,991,095	1,961,345
	2,549,561	2,519,811
Total real estate, net	32,518,151	32,634,949

Cash and cash equivalents	3,375,662	4,028,337
Investment in marketable securities	5,778,686	5,950,098
Rent receivable, net of allowance for doubtful accounts of approximately $86,000 and $89,000, respectively	64,053	7,452
Deferred rent receivable	375,485	334,914
Prepaid expenses and other assets	1,185,588	920,614
Total Assets	$43,297,625	$43,876,364

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$604,075	$793,262
Accrued liabilities	542,806	220,573
Deferred rent liability	257,968	94,737
Tenant security deposits payable	459,261	474,425
Income taxes payable	772,100	750,000
Pension costs	394,008	552,546
Notes payable	17,533,210	17,533,210
Total Liabilities	20,563,428	20,418,753

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	1,723,888
Additional paid-in capital	17,753,505	17,753,505
Accumulated other comprehensive loss	(592,579)	(633,682)
Deficit	(9,716,876)	(9,653,951)
	9,167,938	9,189,760
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Gyrodyne Stockholders’ Equity	7,630,241	7,652,063
Non-controlling interest in GSD, LLC	15,103,956	15,805,548
Total equity	22,734,197	23,457,611
Total Liabilities and Equity	$43,297,625	$43,876,364

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenues
Rental income	$1,110,481	$1,120,645
Rental income - tenant reimbursements	148,270	179,390
Total	1,258,751	1,300,035

Expenses
Rental expenses	718,548	711,602
General and administrative expenses	643,509	570,750
Strategic alternative expenses	199,875	337,742
Depreciation	250,605	240,893
Total	1,812,537	1,860,987

Other Income (Expense):
Interest income	30,534	23,832
Interest expense	(219,165)	(134,538)
Total	(188,631)	(110,706)
Net Loss before Provision for Income Taxes	(742,417)	(671,658)
Provision for Income Taxes	22,100	-
Net loss	(764,517)	(671,658)
Net Loss from Non-Controlling Interest in GSD, LLC	(701,592)	(683,730)
Net (loss) income Attributable to Gyrodyne	$(62,925)	$12,072
Net (loss) income attributable to Gyrodyne per common share:
Basic and diluted	$(0.04)	$0.01
Weighted average number of common shares outstanding:
Basic and diluted	1,482,680	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended March 31,

	2015	2014
Net (loss) income attributable to Gyrodyne	$(62,925)	$12,072
Unrealized gain on investments	41,103	29,983
Comprehensive (loss) income attributable to Gyrodyne	(21,822)	42,055
Comprehensive loss attributable to non-controlling interest	(701,592)	(683,730)
Comprehensive loss	$(723,414)	$(641,675)

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(764,517)	$(671,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,605	240,893
Bad debt expense	-	2,188
Net periodic pension cost	24,962	7,469
Changes in operating assets and liabilities:
Decrease (increase) in assets:
Rent receivable	(56,601)	(111,906)
Deferred rent receivable	(40,571)	(414)
Prepaid expenses and other assets	(264,974)	53,838
(Decrease) increase in liabilities:
Accounts payable	(189,187)	(1,079,980)
Accrued liabilities	322,233	(2,853,405)
Income taxes payable	22,100	-
Deferred rent liability	163,231	7,303
Tenant security deposits payable	(15,164)	6,281
Pension cost liability	(183,500)	-
Total adjustments	33,134	(3,727,733)
Net cash used in operating activities	(731,383)	(4,399,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(104,057)	(238,636)
Land development costs	(29,750)	(38,201)
Principal repayments of investments in marketable securities	212,515	108,972
Net cash provided by (used in) investing activities	78,708	(167,865)

Net decrease in cash and cash equivalents	(652,675)	(4,567,256)
Cash and cash equivalents at beginning of period	4,028,337	13,048,827
Cash and cash equivalents at end of period	$3,375,662	$8,481,571

Supplemental cash flow information:
Income and excise taxes paid	$-	$133,000
Interest paid	$-	$-

Noncash Investing and Financing Activities:
Dividend Note Issued	$-	$16,144,614

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     The Company:

Gyrodyne Company of America, Inc. (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owned 100% of the interests (through GSD’s subsidiaries) in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc. (“FMI”), also a subsidiary of the Company, with the Company Flowerfield Properties, Inc. (“FPI”), having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to "we" or "our" to refer to the Company, TRS, FPI and GSD, and "the Company's properties" or "GSD's properties", or “TRS’s properties, or FPI’s properties (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to FMI or payment of management fees or result in capital needs at GSD that might require additional capital from the Company, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating expenses.

As of March 31, 2015, the Company had an investment in three separate mortgages due from GSD aggregating $12,645,754 and a receivable under a revolving line of credit of $4,952,914. The mortgages and revolving line of credit contain a 5% effective rate and both principal and interest are eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate owned by GSD. Additionally, the Company, through FPI owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property (the “Grove Property”). For further information see Footnote 18.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company through FPI has been managing GSD, initially pursuant to the terms of GSD’s limited liability company agreement (the “GSD Agreement”) which names the Company as the managing member. The GSD Agreement provides that the managing member has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically while seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a cost-plus based management fee to be charged by the Company through FPI to GSD (see footnote 4 for additional detail on the methodology of the cost plus mark-up), which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. Pursuant to the GSD Agreement, the Company was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million, which amount the Company may determine from time to time. The board of directors has since authorized an increase in the revolving line of credit to $5.5 million. The interest on the debt facilities payable by GSD to the Company is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately managed by and payable to its taxable REIT subsidiary, FPI.

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

The Company conducts its operations either directly or indirectly through (1) property owning subsidiaries and lender subsidiaries, or (2) Flowerfield Properties, Inc. a wholly owned TRS. Property owner subsidiaries are landlords leasing properties in which the Company has a managing member control but no ownership interest, and lender subsidiaries are lenders loaning funds where the Company made an investment in a loan asset, but in all cases these subsidiaries are separate and distinct legal entities. The Company is the sole managing member of GSD with managerial authority and investment/disposition authority. FMI is a lender subsidiary wholly owned by the Company with three loan assets secured by property held in the property owner subsidiaries.

2.     Strategic Process:

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contains, among other matters, the board of director’s recommendation that the shareholders vote in favor of a plan of merger in which the Company and GSD would merge with and into Gyrodyne, LLC. The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June 5, 2014, the Company announced that a special meeting of shareholders of Gyrodyne Company of America, Inc., would be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company was asking the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC, a subsidiary of the Company. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting takes place by August 30, 2014. On August 25, 2014, the Company announced the postponement of the special meeting. The Company rescheduled the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the proposed merger and changed the shareholder record date to October 31, 2014. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares were voted to reach the two-thirds of the outstanding share majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced a further postponement of the special meeting until the second or third quarter of 2015. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, the Company believes many holders may not have paid enough attention to the merger to exercise their right to vote. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction. As further discussed below, on March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing with updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Gyrodyne is proposing the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger, as well as raise equity capital in a timely and cost-effective manner while providing all of Gyrodyne’s shareholders the opportunity to participate.

Rights Offering. On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the Registration Statement with updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively, and other updated financial information related thereto. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The board of directors believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

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

Gyrodyne plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at $2.75 per share subject to certain aggregate ownership limitations. Shareholders will receive three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. Assuming it is fully subscribed, Gyrodyne currently expects to receive gross proceeds of $6,116,055 from the rights offering. Gyrodyne intends to conduct the special meeting to authorize the merger as soon as reasonably possible after the consummation of the rights offering.

This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

In addition, this report is not to be considered material to solicit proxies related to the special meeting or deemed an offer to sell the Gyrodyne, LLC equity interests (“Gyrodyne, LLC Shares”), which solicitation and offer will only be made through a definitive proxy statement/prospectus relating to the Merger and the issuance of the Gyrodyne, LLC Shares. Gyrodyne filed definitive proxy materials with the SEC on July 1, 2014 with respect to the plan of merger. If our board of directors determines to try again to hold the special meeting to authorize the plan of merger, which is our current intention, Gyrodyne will solicit proxies through such definitive proxy statement or, if necessary, a post-effective amendment thereto.

On April 27, 2015, the Company announced that it has set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering will be $2.75 per share. In the rights offering, Gyrodyne intends to distribute, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

Merger Allocation Adjustments. The Plan of Merger originally provided for an allocation of Gyrodyne LLC Shares to be issued in the Merger of 15.2% to Gyrodyne shareholders, 29.2% to the holders of the Dividend Notes and 55.6% to the holders of common shares of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provides that each of the Initial Allocations set forth therein of Gyrodyne LLC Shares to be issued in the Merger in exchange for Gyrodyne common shares, GSD Interests and interests in the Dividend Note are subject to adjustment in the discretion of the Gyrodyne board of directors. The Plan of Merger provides that any changes made to the Initial Allocations will be announced at least ten days prior to the meeting of shareholders at which shareholders of Gyrodyne will be asked to consider and vote upon the Plan of Merger.

At a board of directors meeting held on April 24, 2015, our directors determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. Assuming the full exercise of the subscription rights in the rights offering, the common shares of Gyrodyne, LLC to be issued in the Merger will be allocated as follows:

●	Approximately 22.6% in the aggregate to Gyrodyne shareholders;

●	Approximately 30.0% in the aggregate to holders of interests in dividend notes issued by Gyrodyne in the aggregate principal amount of $17,533,000 (the “Dividend Notes”); and

●	Approximately 47.4% in the aggregate to holders of common shares of GSD.

Gyrodyne’s board of directors determined the foregoing allocation adjustments based on the increase in the adjusted net book value of Gyrodyne shares due to the rights offering and the anticipated net proceeds to Gyrodyne of $5,606,000 from the rights offering, assuming all 2,224,020 shares are sold. In addition, the allocation reflects adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of Gyrodyne, the Dividend Notes and GSD, respectively, in each case as of December 31, 2014. This methodology is consistent with the valuation metrics used to determine the original allocations in December, 2013.

The board of directors retains the discretion to change the allocations up to ten days prior to the special shareholder meeting for the vote of the merger. The board of directors anticipates the special shareholder meeting will take place in the third quarter of 2015.

3.     Significant accounting policies:

The below disclosures are an excerpt and part of the significant accounting policies disclosed on Form 10-K for the year ended December 31, 2014, all of which remain applicable to the Company.

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

4.     Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three-month periods ended March 31, 2015 and 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2014 and with the definitive proxy statement/prospectus filed with the SEC on July 1, 2014, and the S-1/A filed with the SEC on May 15, 2015.

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

5.     Principles of Consolidation:

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

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct activities of GSD that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. GSD owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD to the Company’s shareholders on December 30, 2013. GSD owes mortgage obligations payable to a wholly owned subsidiary of the Company of $12,645,754 and $12,889,463 as of March 31, 2015 and December 31, 2014, respectively. As previously discussed in the Company’s 2013 Annual Report filed on Form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At March 31, 2015 and December 31, 2014, the net book value of GSD was $15,103,956 and $15,805,548, respectively. GSD is essentially being managed and operated by the Company, through FPI, where the Company is the primary obligor for liabilities incurred on behalf of GSD. As a result, the Company could be held liable for current and future obligations of GSD, and in turn it would be the Company’s obligation to seek reimbursement from GSD.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at March 31, 2015. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated. There were no investments accounted for under the equity method as of March 31, 2015.

Management Services Arrangements

All references to Gyrodyne or the Company within the Management Services Arrangement and referenced below, refer to Flowerfield Properties, Inc (“FPI”).

Under GSD’s Amended and Restated Limited Liability Company Agreement, Gyrodyne through FPI, in Gyrodyne’s capacity as managing member of GSD, is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. Gyrodyne also is obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million, which Gyrodyne may determine from time to time. Through March 31, 2015, the board of directors has authorized increases in the revolving line of credit to $5.5 million.

Taking into account a number of factors, including a management services benchmarking study commissioned by Gyrodyne, Gyrodyne Company of America, Inc., the Company entered into a Management Services Agreement (the “Agreement”) between the Company, and GSD, on December 24, 2014 pursuant to which the Company agreed to continue providing certain management services to GSD. The management services include acquisition and disposition services, asset management services, accounting and other administrative services, property management services and shareholder services.

Pursuant to the Agreement, in consideration for these services:

●     GSD will reimburse Gyrodyne for 85% of Gyrodyne's General and Administrative (G&A) Expenses and pay a fee to Gyrodyne equal to 8.5% of such reimbursed amount; plus

●     GSD will reimburse Gyrodyne for all rental expenses, whether value added (such as contractor and payroll expenses) or non-value added (such as utilities and taxes) paid by Gyrodyne in respect of the Contributed Properties; plus

●     GSD will pay a fee to Gyrodyne equal to 8.5% of all value added rental expenses paid by Gyrodyne in respect of the Contributed Properties, but no fee will be payable in respect of non-value added rental expenses; plus

●GSD will reimburse 100% (without mark-up) of any bonuses (under the Retention Bonus Plan (See "Interests of Our Directors and Executive Officers—Retention Bonus Plan") or otherwise) paid by Gyrodyne to its employees and directors and related payroll taxes on account of any sales of the Contributed Properties; plus

●     Gyrodyne will be entitled to interest at the rate of 5.0% per annum on any funds advanced by Gyrodyne pursuant to the liquidity facility made available to GSD.

Management fees, excluding reimbursement of costs, paid to FPI for the three month period ending March 31, 2015 and 2014, respectively were $82,982 and $88,878 respectively. In addition, interest expense paid or payable by GSD to the Company on the outstanding mortgage and revolving line of credit for the three-month period ending March 31, 2015 and 2014 were $218,004 and $170,174, respectively.

6.     Consolidating Financial Information

Our consolidated assets at March 31, 2015 and December 31, 2014 include total assets of $33,629,465 and $33,763,279, respectively, of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets include real estate of $32,518,151 and $32,634,949, deferred rent of $375,485 and $334,914, rent receivable of $64,053 and $7,452, and prepaid and other assets of $671,776 and $785,964, respectively. Our consolidated liabilities at March 31, 2015 and December 31, 2014, include liabilities of a VIE consisting of $459,261 and $474,425, respectively of tenant security deposits, accounts payable of $177,234 and $218,163, respectively, accrued liabilities of $32,378 and $0, respectively, and deferred rent liability of $257,968 and $94,737, respectively. The VIE also has mortgages payable to a wholly-owned subsidiary of Gyrodyne of $12,645,754 and $12,889,463, respectively and an outstanding balance in a revolving debt facility of $4,952,914 and $4,280,943 at March 31, 2015 and December 31, 2014, respectively, that are eliminated in consolidation.

The tables below are the unaudited consolidating March 31, 2015 Balance Sheet and Statement of Operations reflecting the operations of Gyrodyne Company of America, Inc. and subsidiaries and GSD.

	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated

ASSETS
REAL ESTATE
Rental property:
Land	$-	$4,569,693	$4,569,693	$-	$4,569,693
Building and improvements	-	33,509,186	33,509,186	-	33,509,186
Machinery and equipment	-	344,733	344,733	-	344,733
	-	38,423,612	38,423,612	-	38,423,612
Less accumulated depreciation	-	8,455,022	8,455,022	-	8,455,022
	-	29,968,590	29,968,590	-	29,968,590
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	1,991,095	1,991,095	-	1,991,095
	-	2,549,561	2,549,561	-	2,549,561
Total real estate, net	-	32,518,151	32,518,151	-	32,518,151
Cash and cash equivalents	3,375,662	-	3,375,662	-	3,375,662
Investment in marketable securities	5,778,686	-	5,778,686	-	5,778,686
Rent receivable, net of allowance for doubtful accounts of approximately $86,000	-	64,053	64,053	-	64,053
Deferred rent receivable	-	375,485	375,485	-	375,485
GSD Line of Credit	4,952,914	-	4,952,914	(4,952,914)	-
Prepaid expenses and other assets	513,812	671,776	1,185,588	-	1,185,588
Mortgage receivable	12,645,754	-	12,645,754	(12,645,754)	-
Total Assets	$27,266,828	$33,629,465	$60,896,293	$(17,598,668)	$43,297,625

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$426,841	$177,234	$604,075	$-	$604,075
Accrued liabilities	510,428	32,378	542,806	-	542,806
Deferred rent liability	-	257,968	257,968	-	257,968
Tenant security deposits payable	-	459,261	459,261	-	459,261
GSD Line of Credit	-	4,952,914	4,952,914	(4,952,914)	-
Mortgage Payable	-	12,645,754	12,645,754	(12,645,754)	-
Income taxes payable	772,100	-	772,100	-	772,100
Pension costs	394,008	-	394,008		394,008
Notes payable	17,533,210	-	17,533,210	-	17,533,210
Total Liabilities	19,636,587	18,525,509	38,162,096	(17,598,668)	20,563,428

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 1,723,888 shares issued; 1,482,680 shares outstanding	1,723,888	-	1,723,888	-	1,723,888
Additional paid-in capital	17,753,505	-	17,753,505	-	17,753,505
Accumulated other comprehensive loss	(592,579)	-	(592,579)	-	(592,579)
Deficit	(9,716,876)	(3,962,512)	(13,679,388)	3,962,512	(9,716,876)
	9,167,938	(3,962,512)	5,205,426	3,962,512	9,167,938
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	7,630,241	(3,962,512)	3,667,729	3,962,512	7,630,241
Non-controlling interest in GSD, LLC		19,066,468	19,066,468	(3,962,512)	15,103,956
Total equity	7,630,241	15,103,956	22,734,197	-	22,734,197
Total Liabilities and Equity	$27,266,828	$33,629,465	$60,896,293	$(17,598,668)	$43,297,625

Consolidated Statement of Operations – Three Months Ended March 31, 2015

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated
Revenues
Rental income	$-	$1,110,481	$1,110,481	-	$1,110,481
Rental income - tenant reimbursements	-	148,270	148,270	-	148,270
Other income	1,491,734	-	1,491,734	(1,491,734)	-
Total	1,491,734	1,258,751	2,750,485	(1,491,734)	1,258,751

Expenses
Reimbursable expenses	718,548	-	718,548	(718,548)	-
Rental expenses	-	742,863	742,863	(24,315)	718,548
General and administrative expenses	643,509	564,537	1,208,046	(564,537)	643,509
Strategic alternative expenses	199,875	184,334	384,209	(184,334)	199,875
Depreciation	-	250,605	250,605	-	250,605
Total	1,561,932	1,742,339	3,304,271	(1,491,734)	1,812,537

Other Income (Expense):
Interest income	248,538	-	248,538	(218,004)	30,534
Interest expense	(219,165)	(218,004)	(437,169)	218,004	(219,165)
Total	29,373	(218,004)	(188,631)	-	(188,631)
Net Loss before provision for income taxes	(40,825)	(701,592)	(742,417)	-	(742,417)
Provision for income taxes	22,100	-	22,100	-	22,100
Net Loss	$(62,925)	$(701,592)	$(764,517)	$-	$(764,517)

7.     Real Estate Assets Held for Sale and Discontinued Operations:

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

The Company has not sold the Cortlandt Manor and Fairfax properties. In addition, in early 2015, the Company became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Company, members of the Company’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. The defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believes that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore has reclassified them to operating assets and liabilities and continuing operations and is not reporting discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

8.     Investment in Marketable Securities:

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

The historical cost and estimated fair value of investments in marketable securities available for sale as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Amortized cost	$5,718,872	$5,931,387
Gross Unrealized Gains	59,814	18,711
Fair Value*	$5,778,686	$5,950,098

*The Company received $212,515 in principal repayments during the three months ended March 31, 2015

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At March 31, 2015 and December 31, 2014, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 18 – Fair Value of Financial Instruments. None of the securities had unrealized losses at March 31, 2015 and none of the prior years unrealized losses were considered to be other-than-temporarily impaired; therefore the prior year unrealized losses were reported in the Consolidated Statement of Comprehensive Income (Loss) and the reversal of those losses were also reported in the Consolidated Statement of Comprehensive Income (Loss).

9.     Notes Payable:

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Company in 2013. Giving effect to offsetting deductions, the Company determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Company declared an additional dividend, payable to the Company’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of interests in a global dividend note due June 30, 2017 (“Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014 and December 15, 2014, the initial and second semi-annual interest payment on the Dividend Note was paid in kind in the form of uncertificated interests in a global subordinated note due June 30, 2017 in the principal amount of $302,813 and $403,750, respectively, that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

On September 12, 2014, the board of directors declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of Gyrodyne common stock. The dividend was paid in the form of non-transferrable interests in a subordinated dividend note on December 31, 2014 to all shareholders of record on September 26, 2014. The dividend was intended to prevent the imposition of federal corporate income tax on the Company’s undistributed 2013 REIT taxable income.

	March 31, 2015	December 31, 2014
Global Dividend Note issued January 2014	$16,144,614	$16,144,614
Global Note issued June 2014	302,813	302,813
Global Note issued December 2014	403,750	403,750
Global Dividend Note issued December 2014	682,033	682,033
Total Notes Payable	$17,533,210	$17,533,210

10.  Earnings per Share:

Basic earnings per common share are computed by dividing net (loss) income, attributable to Gyrodyne, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of March 31, 2015, and 2014.

	Three Months Ended March 31,
BASIC	2015	2014
Net (loss) income attributable to Gyrodyne	$(62,925)	$12,072
Weighted average number of common shares outstanding	1,482,680	1,482,680
Net (loss) income per common share attributable to Gyrodyne (“EPS”)	$(0.04)	$0.01

11.  Income Taxes:

The Company files a consolidated U.S. Federal Tax Return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on the applicable laws. The Company’s first quarter tax provision of $22,100 was incurred through its taxable REIT subsidiary, Flowerfield Properties, Inc. which files separate Federal and state tax returns and had an approximate 40% effective tax rate for the quarter ended March 31, 2015. The Company also files separate US Federal and State Tax Returns for Gyrodyne Special Distribution LLC. The income tax expense is comprised of the following for the periods ended March 31, 2015 and year and 2014, respectively which reflects an approximate 40% effective rate on Flowerfield Properties, Inc.:

	March 31, 2015	March 31, 2014
Current:
Federal	$17,400	$-
State	4,700	-
	$22,100	$-
Deferred:
Federal	$-	$-
State	-
	-
Income tax expense (benefit)	$22,100	$-

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not have any deferred income tax assets or liabilities as of March 31, 2015 or December 31, 2014. The Company has the following current tax liabilities for the period ended March 31, 2015 and December 31, 2014 as follows:

	March 31, 2015	December 31, 2014
Current:
Federal	$659,040	$641,640
State	113,060	108,360
Total	$772,100	$750,000

Current income tax liabilities consist of the following:

	March 31, 2015	December 31, 2014
Current Tax Liabilities:
Flowerfield Properties, excluding recognized gain on the Grove	$154,100	$132,000
Recognized tax gain on the Grove	618,000	618,000
Total current tax payable	$772,100	$750,000

12.   Retirement Plans:

On November 25, 2013 the Company’s board of directors voted to terminate the noncontributory defined benefit pension plan (the “Plan”), subject to regulatory approval, and has begun the process of termination. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and to the Pension Benefit Guarantee Corporation (“PBGC”) in August 2014. Both the PBGC and the IRS must approve the termination. The Company expects to receive the approval from the PBGC and the IRS in the second quarter of 2015.

As a result of the board of directors vote to terminate the pension plan, on February 28, 2014 the non-vested benefits became fully vested, and the effects of future contribution levels will cease to be an obligation. The Pension plan has an accumulated net unrecognized loss. Any loss from termination will be netted against the unrecognized pension loss and recognized in the financial statements.

The Plan contains two options for employees and beneficiaries to choose from upon termination of the Plan; Annuity or Lump Sum.

The following table provides the components of net periodic pension benefit cost for the Plan for the three-months ended March 31, 2015 and 2014 including the required and expected contributions:

	Three Months Ended
	March31,
	2015	2014
Pension Benefits
Service Cost	$-	$46,427
Interest Cost	3,710	45,708
Expected Return on Plan Assets	(3,429)	(90,310)
Amortization of prior service costs	46,393	5,644
Amortization of Actuarial Loss	221,105	-
Change in net gain due to settlement	(242,817)	-
Net Periodic Pension Benefit Cost After Curtailments and Settlements	$24,962	$7,469
Minimum required contribution	$-	$-
Expected contribution	$-	$-

During the three-months ended March 31, 2015, the Company made a $183,500 contribution to the Plan to supplement the liquidity needs to meet lump sum distribution elections. During the three-month period ended March 31, 2014, the Company did not make any contribution to the Plan. While the Company does not have a minimum required contribution for the December 31, 2015 plan year, as a result of the termination of the pension plan, in addition to the prior contribution, the Company may have to make a contribution of up to approximately $1,864,000 to satisfy the lump sum payment options and/or to purchase annuities.

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

Employees	Number of Units under Plan	Maximum Benefit relating to the 2013 Non-Cash Dividends
COO	14,850	$31,482
Employees	550	$1,166
Directors	53,900	$114,268
Total ICP excluding termed employees and directors	69,300	$146,916
Former CEO	20,350	$43,142
All other former employees	12,100	$25,652
Former director	8,250	$17,490
Total former Board members and former employees	40,700	$86,284
Total maximum ICP to be paid	110,000	$233,200

14.  Retention Bonus Plan:

In May 2014, our board of directors authorized a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of the plan. The Retention Bonus Plan provides for bonuses to directors and officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries in the Employee Pool shall be determined from time to time by the board of directors of the Company or its successor in consultation with its President.

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See Note 5, “Management Services Arrangements”).

15.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at March 31, 2015 and December 31, 2014.

16.	Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending March 31,	Amount

2016	$3,864,000
2017	2,884,000
2018	2,285,000
2019	2,071,000
2020	1,464,000
Thereafter	3,311,000
$15,879,000

Other commitments and contingencies As of March 31, 2015, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	76,000
Total	$909,200

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

17.  Recent Accounting Pronouncements:

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).” The purpose of this update is to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015		December 31, 2014
Description	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$5,778,686	$5,778,686*	$5,950,098	$5,950,098

*The Company received $212,515 in principal repayments during the first three-months of 2015.

The Company has investments in mortgage backed securities with either AA or AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The fair values of mortgage backed securities originated by US government agencies are based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. A discount rate is applied to the cash flows in the model to arrive at the fair value. Market quotes, current yields, and their spreads to benchmark indices are obtained for each type of security. With this data, a yield curve is derived for each category of mortgage backed securities. Each security is priced by discounting the cash flow stream by the appropriate yield found on the yield curve. As the significant inputs used to derive the value of the mortgage-backed securities are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

The Company estimates that fair value approximates carrying value for cash equivalents, rents receivable, prepaid and other assets, and accounts payable due to the relatively short maturity of the instruments.

Fair Value Measurements:

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,157,559	$—	$—	$6,157,559

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,146,952	$—	$—	$6,146,952

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

The Company incurred a $200,000 impairment charge during the year ended December 31, 2014. During the three months ended March 31, 2015 the Company did not incur an impairment charge.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove has defaulted on its loan from Prudential and that the Grove is indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. At March 31, 2015 and December 31, 2014, the investment is held in a taxable REIT subsidiary of the Company with $0 value. Furthermore, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly. The Company did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s investment was $0.

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

There were no impairment charges during the three months ended March 31, 2015 and 2014.

20. Accumulated Other Comprehensive Loss:

       Accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014 was $(592,579) and $(633,682), respectively. The balances were comprised of the following:

	March 31, 2015	December 31, 2014
Unrecorded gain on investments	$59,814	$18,711
Unrecorded loss on pension	(652,393)	(652,393)
Accumulated other comprehensive loss	$(592,579)	$(633,682)

The change in other comprehensive loss was restricted to unrealized gain in marketable securities, a balance sheet item, and had no impact on net loss. Therefore, there were no reclassifications from other comprehensive loss to net loss for the periods presented.

21.  Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three -months ended March 31, 2015.

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

Overview

Gyrodyne Company of America, Inc. (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owns 100% of the interests (through GSD’s subsidiaries) in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., also a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. The Company manages GSD through its taxable REIT subsidiary, Flowerfield Properties Inc. (“FPI). Accordingly, we may use references to "we" or "our" to refer to the Company and GSD and "the Company's properties" or "GSD's properties", FPI and or FPI’s properties (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to Flowerfield Mortgage, Inc. or payment of management fees to FPI or result in capital needs at GSD that might require additional capital from Gyrodyne, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating costs.

As of March 31, 2015 and December 31, 2014, the Company has an investment in three separate mortgages aggregating $12,645,754 and $12,889,463, respectively, which is eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate it previously owned. The previously owned real estate was included in a distribution to shareholders of ownership interests in Gyrodyne Special Distribution LLC (“GSD LLC”) on December 30, 2013 subject to the mortgages owned by the Company along with the Company retaining managing member control in GSD LLC. Additionally, the Company provides a revolving line of credit facility to GSD which is currently capped at $5.5 million and has an outstanding balance of $4,952,914.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement which provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a full cost mark-up based management fee to be charged to GSD equal to reimbursement of expenses plus a mark-up of 8.5%, which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. In connection with such management services, the Company was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million which the Company may determine from time to time. The board of directors has since authorized increases in the increase in the revolving line of credit to $5.5 million. The interest income on the debt facilities provided to GSD is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

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

In addition, the Company, through its taxable REIT subsidiary, has a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property, the “Grove Property”. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser, which could enable future distributions to Gyrodyne. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

Strategic Process

In July 2012, Gyrodyne received $167,501,657 from the State of New York in payment of the judgments in Gyrodyne’s favor in its condemnation litigation with the State, which consisted of $98,685,000 in additional damages, $1,474,941 in costs, disbursements and expenses and $67,341,716 in interest. In August 2012, Gyrodyne announced that it was undertaking a strategic review to maximize shareholder value through one or more potential cash distributions and/or through a potential sale, merger, reinvestment or other strategic combination, consistent with Gyrodyne’s previously announced goal of providing one or more tax efficient liquidity events to its shareholders.

On September 12, 2013, following Gyrodyne’s receipt of a private letter ruling from the Internal Revenue Service (the “2013 PLR”) (as described below), our board of directors concluded that it was in the best interests of Gyrodyne and its shareholders to liquidate Gyrodyne for federal income tax purposes and adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation”). In adopting the Plan of Liquidation for federal income tax purposes, our board of directors also determined to pursue the actual disposition of our remaining assets in an orderly manner designed to obtain the best value reasonably available for such assets. The completion of the Merger on or before September 12, 2015 would complete the liquidation of Gyrodyne for federal income tax purposes within the two year period from the adoption of the Plan of Liquidation, as provided by Section 562(b)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Code”) even though the actual disposition of the properties within the same period had not necessarily occurred. Our board of directors believed that the prompt completion of the Tax Liquidation by means of the Merger while permitting a longer period to dispose of the remaining assets would help obtain better values by enabling the sales to take place without the potential timing constraints created by completing the Merger as promptly as practicable. In addition, the ability to extend the time of holding the properties would permit Gyrodyne to seek enhancements of the value of Flowerfield including by pursuing various development or zoning opportunities. In this prospectus, we refer to such liquidation as the “Tax Liquidation.”

On September 13, 2013, our board of directors declared the First Special Dividend, in the amount of $98,685,000, or $66.56 per Gyrodyne share, of which approximately $68,000,000, or $45.86 per share, was to be paid in cash. In connection with the First Special Dividend, our board of directors requested the opinion of Valuation Research Corporation (“Valuation Research”) as to the solvency of Gyrodyne after giving effect to the First Special Dividend. On September 13, 2013, at a meeting of our board of directors, Valuation Research delivered its opinion that, immediately after the completion of the First Special Dividend, (i) the fair value and the present fair saleable value of our aggregate assets exceeds the sum of our total liabilities, (ii) we will be able to pay our debts as such debts mature or otherwise become absolute or due, and (iii) we do not have unreasonably small capital.

On December 19, 2013, our board of directors determined that the non-cash portion of the First Special Dividend would be paid by a distribution of all of the outstanding shares in GSD, a subsidiary of Gyrodyne into which all of Gyrodyne’s real estate assets were previously contributed as part of an internal restructuring. We refer to such properties as the Contributed Properties. Our board also determined that, after consideration of a management presentation regarding the fair market value of the properties to be transferred to GSD, the aggregate value of the outstanding equity interests of GSD (“GSD Interests”) distributed in the First Special Dividend was $30,685,000 (an amount determined by our board of directors to be equal to the estimated fair market value of the properties, net of all liabilities encumbering such properties, including mortgage loans payable to a subsidiary of Gyrodyne in the aggregate amount of $13,840,889 as of December 31, 2013).

The First Special Dividend was paid on December 30, 2013 to shareholders of record as of November 1, 2013. As required by NASDAQ rules governing special dividends of this magnitude, the ex-dividend date was set one business day following the payment date.

The transfer of the Contributed Properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, Gyrodyne determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, Gyrodyne declared an additional dividend (the “Second Special Dividend”), payable to Gyrodyne shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of uncertificated interests in a subordinated global dividend note due June 30, 2017 (the “Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. On December 15, 2014, the second semi-annual interest payment on the original Dividend Note was paid in kind in the form of uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $403,750 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014.

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

Rights Offering. On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The board believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

On April 27, 2015, the Company announced that it has set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering will be $2.75 per share. Gyrodyne intends to distribute, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

Merger Allocations

The Plan of Merger originally provided for an allocation of Gyrodyne LLC Shares to be issued in the Merger of 15.2% to Gyrodyne shareholders, 29.2% to the holders of the Dividend Notes and 55.6% to the holders of common shares of GSD (collectively, the “Initial Allocations”). The Plan of Merger as revised by the December 2013 amendment provides that each of the Initial Allocations set forth therein of Gyrodyne LLC Shares to be issued in the Merger in exchange for Gyrodyne common shares, GSD Interests and interests in the Dividend Note are subject to adjustment in the discretion of the Gyrodyne board of directors. The Plan of Merger provides that any changes made to the Initial Allocations will be announced at least ten days prior to the meeting of shareholders at which shareholders of Gyrodyne will be asked to consider and vote upon the Plan of Merger.

At a board of directors meeting held on April 24, 2015, our board of directors determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. Assuming the full exercise of the subscription rights in the rights offering, the common shares of Gyrodyne, LLC to be issued in the Merger will be allocated as follows:

●	Approximately 22.6% in the aggregate to Gyrodyne shareholders;

●	Approximately 30.0% in the aggregate to holders of interests in dividend notes issued by Gyrodyne in the aggregate principal amount of $17,533,000 (the “Dividend Notes”); and

●	Approximately 47.4% in the aggregate to holders of common shares of GSD.

Gyrodyne’s board of directors determined the foregoing allocation adjustments based on the increase in the adjusted net book value of Gyrodyne shares due to the rights offering and the anticipated net proceeds to Gyrodyne of $5,606,000 from the rights offering, assuming all 2,224,020 shares are sold. In addition, the allocation reflects adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of Gyrodyne, the Dividend Notes and GSD, respectively, in each case as of December 31, 2014. This methodology is consistent with the valuation metrics used to determine the original allocations in December, 2013.

Economic Conditions

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

As of March 31, 2015, the average effective rental revenue per square foot adjusted for tenant improvements was $19.35 compared to $19.83 on December 31, 2014. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy

On December 30, 2013, the Company distributed to its shareholders all of the equity interests of GSD, which owned and continues to own 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. The board of directors has also approved the Plan of Merger, subject to the approval of shareholders of the Company holding at least two-thirds of the outstanding shares, pursuant to which the Company and GSD will be merged with and into Gyrodyne, LLC with the Company’s shareholders, holders of GSD equity interests and holders of interests in the Dividend Note all exchanging their respective interests for equity interests in Gyrodyne, LLC. On September 25, 2014, the Company announced the 2014 Annual meeting and the previously postponed special meeting to vote on the proposed merger would be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Company was advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares were voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares were voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, was further postponed. The Company currently expects the special meeting will be held during the third quarter of 2015. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction. As further discussed above under the “Strategic Process” heading, on March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC, for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the Registration Statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Gyrodyne is planning to commence the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of Gyrodyne’s shareholders the opportunity to participate.

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

We focus our business strategy on maximizing the intrinsic value per share through aligning our operating and investment strategy with our goal of executing on a tax efficient liquidity event or series of tax efficient liquidity events. This strategy involves a balance between preserving capital and improving the market value of the real estate portfolio which we currently manage for GSD. Our objectives are as follows:

●	managing the real estate portfolio currently held by GSD to improve operating cash flow while simultaneously increasing the market values of the underlying operating properties;
●	managing the sale of properties;
●	pursuing the re-zoning effort of the Flowerfield property on behalf of GSD to maximize its value;
●	focusing use of capital by the Company or GSD to that which preserves or improves the market value of GSD’s real estate portfolio;
●	balancing maximizing Funds From Operations (“FFO”) and company adjusted FFO (“AFFO”) with the liquidation process;
●	managing the merger and liquidation process.

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

Assuming the merger is effected and completion of the liquidation of Gyrodyne, LLC’s assets took until December 31, 2016, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne, LLC would have a cash balance of approximately $43.6 million plus the net proceeds from the rights offering at the end of December 31, 2016. Such cash would equate to future post-merger liquidating distribution of $13.26 per share assuming the full exercise of the rights in the rights offering resulting in a total of 3,706,700 units outstanding. For a further discussion see the definitive proxy filed on July 1, 2014 including the section titled The Estimated Distribution to Shareholders (including Estimated Distribution to holders of Gyrodyne, LLC shares), which is located on pages 67 through 69 inclusive.

First Quarter 2015 Transaction Summary

The following summarizes our significant transactions and other activity during the three months ended March 31, 2015.

For a discussion of the Management Services Arrangement see Footnote 5, Principles of Consolidation.

Under the aforementioned agreement, the Company received reimbursement of costs and management fees in the first quarter ended March 31, 2015 of $1,408,752 and $82,982, respectively, and earned interest income on its debt facilities to GSD of $218,004.

Investments

During the three months ended March 31, 2015, the Company continued to hold investments in hybrid mortgage backed securities with AA and AAA rating fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the three months ended March 31, 2015 of $212,515 from these investments. The portfolio is currently generating a yield of approximately 2%.

Leasing

During the three months ended March 31, 2015, the Company executed eleven lease renewals encompassing approximately 11,000 square feet, and approximately $189,000 in annual revenue. Furthermore, two tenants expanded their square-footage commitment comprising an additional 1,370 square feet and $14,000 in annual revenue. In addition, the Company entered into one new lease encompassing approximately 1,000 square feet and $4,000 in annual revenue. The Company realized a decrease in net deferred revenue of $122,660 between December 31, 2014 and March 31, 2015.

The new leases and lease extensions signed during the quarter ended March 31, 2015 did not include tenant allowances, but did include rent abatements of approximately $17,000. The Company incurred approximately $4,000 in lease commissions during the first quarter ended March 31, 2015, affiliated with total commitment revenue over the term of the respective leases of approximately $205,000.

Lease terminations/defaults

There were five terminations during the three month period ended March 31, 2015, comprising approximately 7,000 square feet and approximately $186,000 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. Rental revenues were $1,110,481 and $1,100,702 for the three months ended March 31, 2015, and December 31, 2014, respectively, a quarter over quarter increase of $9,779. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended March 31, 2015	Three Months Ended December 31, 2014
Industrial Park Rental Revenue	$379,119	$381,719
Combined Medical Park Rental Revenue	$731,362	$718,983

Occupancy Rate Industrial Park	69%	70%
Occupancy Rate Combined Medical Parks	84%	88%
Total Occupancy Rate	77%	79%
Average Effective Rental Rate Per Square Foot – Industrial Park	$13.99	$14.35
Effective Rental Rate Per Square Foot- Medical Parks	$23.75	$24.15
Average Total Effective Rental rate per square foot	$19.35	$19.83

Our leasing activity has resulted in total lease commitments as of March 31, 2015 and December 31, 2014 of $15,879,004 and $16,560,185, respectively. There was one new lease and eleven renewals during the quarter along with two expansions, with the resulting annual revenue commitment partially offset by five terminations during the quarter. During the first quarter the Company did not provide any material tenant incentives beyond approximately $17,000 of rent abatements to attract new tenants. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

Retention bonus plan

In September 2013, our board of directors determined that it was in the best interests of the Company and its shareholders to pursue the actual disposition of the Company’s remaining assets and to complete the Company’s tax liquidation by means of the proposed merger of the Company and GSD with and into Gyrodyne, LLC, if approved and consummated. Following the proposed merger, Gyrodyne, LLC would operate with a business plan to dispose of the properties previously transferred from the Company to GSD (the “Contributed Properties”), and any other assets, in each case in an orderly manner designed to obtain the best value reasonably available for such assets. Accordingly, in May 2014, our board of directors authorized a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and discretionary bonuses to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

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

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “Management Services Arrangements”). There were no bonus payments made during the three months ended March 31, 2015.

Proxy/Prospectus – Merger with GSD

The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On September 25, 2014, the Company announced the Annual and special meetings will be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed. The Company expects the special shareholder meeting will take place in the third quarter of 2015. At the special meeting, the Company will ask the shareholders of the record date to authorize the plan of merger. As further discussed above under the “Strategic Process” heading, on March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC, for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to update the registration statement to replace the financial statements and related financial information in the original filing of the Registration Statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Gyrodyne is planning to commence the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of Gyrodyne’s shareholders the opportunity to participate.

The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction.

Subsequent Events

Leasing- Subsequent to March 31, 2015, the Company signed one lease extension encompassing approximately 1,000 square feet and approximately $24,000 in annual revenue and one lease expansion comprising approximately 1,200 square feet and $36,000 in annual revenue. There were no new leases or terminations.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's condensed consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. On a regular basis, we evaluate our assumptions, judgments and estimates. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014.

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

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD. The VIE holds mortgage obligations payable to a wholly-owned subsidiary of the Company of $12,645,754 and $12,889,463, as of March 31, 2015 and December 31, 2014, respectively. As previously discussed in the Company’s Annual Report filed on form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At March 31, 2015 and December 31, 2014, the net book value of GSD was approximately $15,103,956 and $15,805,548, respectively. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method as of March 31, 2015 and December 31, 2014.

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

The Company has not sold the Cortlandt Manor and Fairfax properties. In addition, in early 2015, the Company became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Company, members of the Company’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. As stated below under “Item 3. Legal Proceedings--Putative Class Action Lawsuit”, the defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believes that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore has reclassified them to operating assets and liabilities and continuing operations and is not reporting discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared with the Three Months Ended March 31, 2014.

Rental revenues are comprised solely of rental income and amounted to $1,110,481 and $1,120,645 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $10,164 or 1%. The Fairfax Medical Center, Cortlandt Medical Center and the Port Jefferson Professional Park each experienced an increase in revenue of $12,341, $26,475 and $182, respectively. The aforementioned increases were offset by a reduction in revenue at the Flowerfield Industrial Park of $49,162. The revenue at Flowerfield decreased mainly due to the net impact of two tenant terminations comprising four leases mainly occurring at the end of the first and second quarters of 2014 which are as follows; Stony Brook University terminated two of the four leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. We are continuing to work with the University on solutions to their real estate demands and believe that a portion of our available vacant space may meet some of their future needs. Two other leases were terminated by a technology company that relocated out of state comprising approximately 7,000 square feet and $100,000 in annual revenue. The increase in occupancy rate at the Cortlandt Medical Center was driven by two new leases entered into during 2014 as follows; a 10 year lease signed in late 2014 for approximately 3,900 square feet and total lease commitments over the term of the lease of approximately $1,116,000, or approximately $8,100 per month plus annual escalations. A 5 year lease effective March 1, 2014 comprising approximately 2,800 square feet and $55,000 in annual rent.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $148,270 and $179,390 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $31,120 or approximately 17%. The tenant reimbursement decrease was mainly attributable to an approximate $27,000 decrease in tenant reimbursements at the Flowerfield Industrial Park due to the lower occupancy rates.

Rental expenses for the three months ended March 31, 2015 and 2014 were $718,548 and $711,602, respectively, an increase of $6,946 or 1%. The increase is mainly due to an approximate $9,000 increase in maintenance expenses partially offset by lower utility expenses.

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $643,509 and $570,750, respectively, an increase of $72,759 or approximately 13%. The major contributing factor to the increase was the increase in insurance of approximately $51,000 mainly driven by an increase in the D&O insurance premiums. The remaining balance was mainly driven by an increase in pension expense of $17,000. We expect the pension expense to continue to increase as we begin recognizing pension expense that was previously in other comprehensive income or loss or additional expenses to meet the lump sum distribution or annuity elections. We may recognize between $1.4 and $2.5 million in pension expense during 2015 to complete the termination of the pension plan and the related liabilities to meet lump sum and or annuity elections of the remaining participants.

Strategic alternative expenses for the three months ended March 31, 2015 and 2014 were $199,875 and $337,742, respectively. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the amended proxy prospectus filed on July 1, 2014 and the preliminary (SEC has not granted effectiveness) rights offering filed on March 6, 2015 and amended on April 10, 2015. The costs incurred during the first quarter for the rights offering of approximately $317,000 are included in prepaid assets and will be netted against additional paid in capital upon the closing of the rights offering.

Depreciation expense for the three months ended March 31, 2015 and 2014 was $250,605 and 240,893, respectively, an increase of $9,712 or 4%.

Interest income was $30,534 and $23,832 for the three months ended March 31, 2015 and 2014, respectively, an increase of $6,702. The increase is mainly attributable to additional investments made in June and July of 2014 in hybrid mortgage backed securities which provide annualized returns of approximately 2%.

Interest expense for the three months ended March 31, 2015 and 2014 was $219,165 and $134,538 respectively, an increase of $84,627. The increase in interest expense is the result of the Company’s issuance on January 31, 2014 of a Subordinated Global Dividend Note, payable in kind (“Cash or PIK”) in the amount of $16,150,000, bearing interest (PIK) at 5% payable semiannually (PIK) which was outstanding for the entire first quarter of 2015 as compared to two months during the first quarter of 2014. In addition, the company issued notes in satisfaction of the semi-annual interest payments due during 2014 and issued a dividend note of $682,033 in December 2014 in satisfaction of the dividend announced in September 2014.

Net loss before provision for income taxes was $(742,417) and $(671,658), for the three months ended March 31, 2015 and 2014, respectively. The primary factors driving the increase in loss was the increase in interest expense of $84,627 attributable to the higher outstanding notes offset by the net remaining items discussed above.

The Company is reporting provision for income taxes of $22,100 for the three months ended March 31, 2015, which is attributable to taxable income earned at its taxable REIT subsidiary, Flowerfield Properties Inc. The Company did not have a provision for income taxes for the three months ended March 31, 2014.

The Company is reporting a net loss of $(764,517) and $(671,658) for the three months ended March 31, 2015 and 2014, respectively. The primary factors driving the increase in net loss was the increase in interest expense of $84,627 attributable to the higher outstanding notes offset by the net remaining items discussed above.

The net loss from the non-controlling interest for the three months ended March 31, 2015 and 2014 was $(701,592) and $(683,730), respectively. The non-controlling interest is comprised of Gyrodyne Special Distribution LLC which represents the non-cash portion of the first special dividend in 2013.

The net (loss) income attributable to Gyrodyne Company of America for the three months ended March 31, 2015 and 2014 was $(62,925) and $12,072, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Variable Interest Entities

On December 30, 2013, the Company distributed Gyrodyne Special Distribution LLC (GSD) directly to the Company’s shareholders with the Company retaining a management interest. Pursuant to the limited liability company agreement of GSD, the Company has unilateral control over the management of GSD including the ability to sell GSD or its assets, sign leases, make capital improvements and pursue the rezoning effort on the Flowerfield Industrial Park and its undeveloped land. In addition, the Company is providing GSD with a financing facility of up to $5.5 million. GSD does not have any working capital or management to support its operations, and therefore relies 100% on the services and working capital of the Company to manage and finance the operations of GSD.

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

The Company has consolidated GSD’s financial statements with the Company’s because the Company is considered to be the primary beneficiary of GSD. The Company does not have any other variable interest entities. The consolidated variable interest entity assets and liabilities at March 31, 2015 were $33,629,465 and 18,525,509, respectively, as compared to their respective December 31, 2014 balances of $33,763,279 and 17,957,731, respectively. The Company monitors the credit quality of the mortgage obligations of GSD which are securitized by the underlying related medical properties each of which resides in a single asset LLC. The discussion of the liquidity and capital resources is on a consolidated basis including the variable interest entity, GSD.

For a discussion on the Management Services Arrangement see footnote 5, Principles of Consolidation.

Cash Flows: As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through cash on hand. On November 3, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed until the third quarter of 2015. At the special meeting, the Company will ask the shareholders of the record date to authorize the plan of merger and the transactions contemplated thereby, including the merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into a limited liability company, Gyrodyne, LLC.

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

On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote. The board of directors believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

The Company is also conducting the rights offering because it provides our shareholders the opportunity to participate in an offering of our shares on a pro rata basis and without diluting their ownership interest in our Company. The proceeds of the rights offering will provide Gyrodyne with additional liquidity as we pursue an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

Gyrodyne plans to make the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at a subscription price of $2.75 per share and subject to certain aggregate ownership limitations. The proposed rights offering will also include an over-subscription privilege, which will entitle each rights holder that exercises its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. Assuming it is fully subscribed, Gyrodyne currently expects to receive gross proceeds of approximately $6,116,055 from the rights offering. Gyrodyne intends to conduct the special meeting to authorize the Merger as soon as reasonably possible after the consummation of the rights offering.

The registration statement filed with the SEC has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. Shareholders will receive three subscription rights for each two shares of common stock held of record May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

In addition, this report is not to be considered material to solicit proxies related to the special meeting or deemed an offer to sell the Gyrodyne, LLC equity interests (“Gyrodyne, LLC Shares”), which solicitation and offer will only be made through a definitive proxy statement/prospectus relating to the Merger and the issuance of the Gyrodyne, LLC Shares. Gyrodyne filed definitive proxy materials with the SEC on July 1, 2014 with respect to the Plan of Merger. Following the completion of the rights offering our board of directors anticipates to try again to hold the special meeting to authorize the Plan of Merger, which is our current intention, Gyrodyne will solicit proxies through such definitive proxy statement or, if necessary, a post-effective amendment thereto.

On April 27, 2015, the Company announced that it has set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering will be $2.75 per share. Gyrodyne intends to distribute, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase up to an aggregate of 2,224,020 shares of Gyrodyne common stock. Shareholders will receive three subscription rights for each two shares of common stock held of record as of 5:00 p.m., New York City time, on May 6, 2015, with each subscription right entitling a shareholder to purchase one share of common stock at a subscription price of $2.75 per full share. Assuming Gyrodyne receives subscriptions for the maximum number of shares offered, the net proceeds will be $5,606,055. However, there is no minimum amount of proceeds required to complete the rights offering.

As of March 31, 2015, the Company had cash and cash equivalents totaling approximately $3.4 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $5.8 million. The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of the merger/tax plan of liquidation over the next twelve months. The proposed merger requires the approval by holders of 2/3 of all outstanding shares. The Company has been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed. The Company currently anticipates that the special shareholder meeting will be scheduled in the third quarter of 2015. The Company and its advisors will continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction. The Company believes that the merger, which Company shareholders have voted overwhelmingly in favor of, will preserve the tax benefits from distributions under a tax plan of liquidation and simultaneously mitigate potential information reporting penalties from any failure to achieve a tax liquidation in the 2 year period ending September 2015.   The Company has approximately $9.2 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the strategic alternative expenses in pursuit of the merger/tax plan of liquidation. The Company estimated and reported in the proxy statement/prospectus filed on July1, 2014, under the heading “Estimated Cash Proceeds and Outlays: Indicated Distribution Range” total gross cash proceeds from the sale of its assets of approximately $45.0 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $43.6 million plus the net proceeds from the Rights Offering.

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

Net cash used in operating activities were $731,383 and $4,399,391 during the three months ended March 31, 2015 and 2014, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating and general and administrative expenses. The cash used in the current period was primarily attributable to the operating loss adjusted for non-cash related items and the costs attributable to the rights offering of $317,072. We are anticipating funding between approximately $750 thousand and $1.9 million to settle the remaining obligations of the pension plan. The funding amounts plus the unrecognized pension expense in Other Comprehensive Loss of $652,393 will be recognized as an expense during 2015. The cash used in the prior period was primarily related to the payment of $2,850,199 incentive compensation payments to the board of directors and a former director that became payable on December 30, 2013, the payment date of the cash portion of the first special dividend of $68 million. In addition, the company paid approximately $970,000 to Rothschild in full satisfaction of its obligations under the contract with the Company.

Net cash provided by (used in) investing activities was $78,708 and $(167,865) during the three months ended March 31, 2015 and 2014, respectively. Cash provided by investing activities in the current period was primarily related to the receipt of principal repayments of $212,515 on the investment made in 2012 and 2014 partially offset by capital improvements to its real estate portfolio of $104,057 supplemented by land development costs of $29,750. The cash used in investing activities in the prior period was primarily the $238,636 in capital improvements to its real estate portfolio supplemented by land development costs of $38,201, partially offset by receipt of principal repayments of $108,972 on the investment made in 2012.

There was no cash provided by or used in financing activities in the current or prior period.

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

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company experienced a reduction in lease commitments to $15.9 million at March 31, 2015 compared to $16.6 million at December 31, 2014. The reduction was mainly due to a limited number of new leases during the first quarter of 2015. The Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

LIMITED PARTNERSHIP INVESTMENT

All references to Gyrodyne in the below paragraph refer to Flowerfield Properties, Inc., the taxable REIT subsidiary.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which remains subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, in which the Company chose not to participate, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and has since been diluted to 9.32% as of December 31, 2013. During 2014, certain partners voluntarily forfeited their limited partnership interest back to the partnership, directly resulting in an increase in Gyrodyne’s partnership interest to 10.12%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company had a $1,315,000 deferred tax liability as of December 31, 2013, related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Mainly as a result of the sale, Gyrodyne recognized a tax gain that triggered approximately $618,000 of deferred taxes becoming currently due in 2015. The remaining deferred taxes of approximately $697,000 were recognized as a tax benefit in 2014. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive certain additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (Global Dividend notes and Global notes for semi-annual interest)	$17,533,210	-	$17,533,210	-	-
Operating lease obligations	$9,532	$2,933	$5,866	$733	-
Total	$17,542,742	$2,933	$17,539,076	$733	-

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

FFO and AFFO should not be viewed as alternative measures of our operating performance since they do not reflect either depreciation and amortization costs or the capital expenditures and capitalized leasing costs necessary to maintain the operating performance of our properties. Such capital expenditures are significant economic costs and can materially impact results of operations and net cash flow provided or used between reporting periods.

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

We also present Company adjusted FFO (“AFFO”), which adjusts FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, AFFO may not be comparable to similarly titled measures as reported by others. FFO and AFFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. The adjustments to FFO include condemnation costs in years where no income was recognized due to the contingency of the event, early debt prepayment penalties, fees and related costs inclusive of any write-off of loan origination fees, fees / costs related to the pursuit of strategic alternatives, incentive compensation plan costs and excise tax triggered by the dividends, pension termination and related funding costs, costs triggered by the issuance of a dividend and restructuring fees which were not incurred in the comparative periods.

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Net (loss)	$(764,517)	$(671,658)
Depreciation and amortization	250,605	240,893
Amortization of capitalized leasing costs	21,263	20,777
Funds from Operations (“FFO”)	$(492,649)	$(409,988)
Company adjustments to FFO
Costs to pursue strategic alternatives	199,875	337,742
Debt prepayment penalties and related costs	-	-
Dividend Note Interest	219,165	134,538
Amortization of dividend origination costs	6,415	1,642
Tax expense relating to managing GSD	22,100	-
Pension expense recognized and associated with the decision to freeze benefits and terminate the pension plan	24,962	7,469
Company adjusted Funds from Operations (“AFFO”)	$(20,132)	71,483
Per share amounts – basic and diluted
Net loss	$(0.52)	$(0.45)
FFO	$(0.33)	$(0.28)
AFFO	$(0.01)	$.05

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2015. As of March 31, 2015, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2014.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

During the first quarter of 2015, the Company became aware that various aspects of the plaintiff’s claims in the Action were interfering with the proposed sale of certain of the Company’s real properties. As stated above, the Defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale of such properties. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believes that it no longer meets the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore is not reporting discontinued operations for the three months ended March 31, 2015.

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

Items 2 through 5 are not applicable to the Company in the three months ended March 31, 2015.

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

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

10.9	Management Services Agreement, dated December 24, 2014, by and between Gyrodyne Company of America, Inc. and Gyrodyne Special Distribution, LLC. (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (11)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

101.INS** XBRL Instance

101.SCH** XBRL Taxonomy Extension Schema

101.CAL**XBRL Taxonomy Extension Calculation

101.DEF**XBRL Taxonomy Extension Definition

101.LAB**XBRL Taxonomy Extension Labels

101.PRE**XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014.

(11)	Filed as part of this report.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: May 15, 2015	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: May 15, 2015	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2	Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

10.9	Management Services Agreement, dated December 24, 2014, by and between Gyrodyne Company of America, Inc. and Gyrodyne Special Distributions LLC. (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (11)

32.1CEO	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2CFO	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014.

(11)	Filed as part of this report.