Form 10-Q
period 2015-06-30
GYRODYNE CO OF AMERICA INC
filed 2015-08-14
CIK 44689

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2015

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

On August 13, 2015, 3,706,700 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding.

INDEX TO QUARTERLY REPORT OF GYRODYNE COMPANY OF AMERICA, INC.

QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2015	2014
	(Unaudited)
REAL ESTATE
Rental property:
Land	$1,733,693	$1,733,693
Building and improvements	11,599,737	11,368,097
Machinery and equipment	344,733	344,733
	13,678,163	13,446,523
Less accumulated depreciation	5,049,861	4,887,339
	8,628,302	8,559,184
Land held for development:
Land	558,466	558,466
Land development costs	2,016,630	1,958,395
	2,575,096	2,516,861
Total real estate, net	11,203,398	11,076,045

Assets held for sale	21,968,095	22,189,950
Cash and cash equivalents	8,012,484	4,028,337
Investment in marketable securities	5,448,788	5,950,098
Rent receivable, net of allowance for doubtful accounts of approximately $53,000 and $81,000, respectively	22,149	2,782
Deferred rent receivable	64,585	53,140
Prepaid expenses and other assets	530,292	576,012
Total Assets	$47,249,791	$43,876,364

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$529,591	$724,641
Accrued liabilities	256,245	220,573
Deferred rent liability	82,192	16,673
Tenant security deposits payable	249,428	246,702
Liabilities related to assets held for sale	296,045	374,408
Income taxes payable	57,500	750,000
Pension costs	1,936,214	552,546
Notes payable	17,936,960	17,533,210
Total Liabilities	21,344,175	20,418,753

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 3,947,908 and 1,723,888 shares issued at June 30, 2015 and December 31,2014, respectively; 3,706,700 and 1,482,680 shares outstanding at June 30, 2015 and December 31, 2014, respectively	3,947,908	1,723,888
Additional paid-in capital	21,153,809	17,753,505
Accumulated other comprehensive loss	(2,199,424)	(633,682)
Deficit	(9,791,842)	(9,653,951)
	13,110,451	9,189,760
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	(1,537,697)
Total Gyrodyne Stockholders’ Equity	11,572,754	7,652,063
Non-controlling interest in GSD, LLC	14,332,862	15,805,548
Total equity	25,905,616	23,457,611
Total Liabilities and Equity	$47,249,791	$43,876,364

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental income	$1,128,484	$1,184,742	$565,505	$572,783
Rental income - tenant reimbursements	150,239	178,862	57,848	62,216
Total	1,278,723	1,363,604	623,353	634,999

Expenses
Rental expenses	783,568	766,122	368,825	345,525
General and administrative expenses	1,265,500	1,150,366	621,991	579,616
Strategic alternative expenses	505,933	872,541	306,058	534,799
Depreciation	162,523	161,999	82,582	80,787
Impairment charges	-	200,000	-	200,000
Insurance claim recoveries in excess of costs	(7,459)	-	(7,459)	-
Total	2,710,065	3,151,028	1,371,997	1,740,727

Other Income (Expense):
Interest income	59,185	45,924	28,651	22,092
Interest expense	(439,171)	(336,346)	(220,006)	(201,808)
Total	(379,986)	(290,422)	(191,355)	(179,716)
Net Loss before Provision for Income Taxes	(1,811,328)	(2,077,846)	(939,999)	(1,285,444)
Provision for Income Taxes	70,500	-	48,400	-
Net loss from continuing operations	(1,881,828)	(2,077,846)	(988,399)	(1,285,444)
Discontinued Operations
Income from discontinued operations attributable to Gyrodyne	-	-	-	-
Income from discontinued operations attributable to non-controlling interest	271,251	255,920	142,339	135,176
Net loss	(1,610,577)	(1,821,926)	(846,060)	(1,150,268)
Net loss from Non-Controlling Interest in GSD, LLC	(1,472,686)	(1,780,113)	(771,094)	(1,096,383)
Net loss Attributable to Gyrodyne	$(137,891)	$(41,813)	$(74,966)	$(53,885)
Net loss attributable to Gyrodyne per common share:
From continuing operations	$(0.09)	$(0.03)	$(0.05)	$(0.04)
From discontinued operations	0.00	0.00	0.00	0.00
Total loss - Basic and diluted	$(0.09)	$(0.03)	$(0.05)	$(0.04)
Weighted average number of common shares outstanding:
Basic and diluted	1,531,830	1,482,680	1,580,439	1,482,680

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to Gyrodyne	$(137,891)	$(41,813)	$(74,966)	$(53,885)
Unrealized (loss) gain on investments	(48,497)	58,318	(89,600)	28,335
Unrecognized actuarial pension loss	(1,517,245)	-	(1,517,245)	-
Other comprehensive (loss) gain attributable to Gyrodyne	(1,565,742)	58,318	(1,606,845)	28,335
Comprehensive (loss) income attributable to Gyrodyne	(1,703,633)	16,505	(1,681,811)	(25,550)
Comprehensive loss attributable to non-controlling interest	(1,472,686)	(1,780,113)	(771,094)	(1,096,383)
Comprehensive loss	$(3,176,319)	$(1,763,608)	$(2,452,905)	$(1,121,933)

See notes to condensed consolidated financial statements

GYRODYNE COMPANY OF AMERICA, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,610,577)	$(1,821,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	502,673	482,553
Impairment charges	-	200,000
Bad debt (recovery) expense	(10,000)	39,000
Net periodic pension cost	49,923	14,937
Noncash interest expense	403,750	302,813
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Rent receivable	(10,071)	(35,547)
Deferred rent receivable	(62,855)	(65,584)
Prepaid expenses and other assets	6,840	(83,934)
(Decrease) increase in liabilities:
Accounts payable	(223,887)	(892,940)
Accrued liabilities	35,672	(2,964,739)
Income taxes payable	(692,500)	-
Deferred rent liability	30,586	(29,838)
Tenant security deposits payable	(11,867)	1,784
Pension cost liability	(183,500)	-
Total adjustments	(165,236)	(3,031,495)
Net cash used in operating activities	(1,775,813)	(4,853,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building improvements and equipment	(258,942)	(509,986)
Land development costs	(58,235)	(74,149)
Purchase of marketable securities	-	(1,491,900)
Principal repayments of investments in marketable securities	452,813	227,612
Net cash provided by (used in) investing activities	135,636	(1,848,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net	5,624,324	-
Net cash provided by financing activities	5,624,324	-

Net increase (decrease) in cash and cash equivalents	3,984,147	(6,701,844)
Cash and cash equivalents at beginning of period	4,028,337	13,048,827
Cash and cash equivalents at end of period	$8,012,484	$6,346,983

Supplemental cash flow information:
Income and excise taxes paid	$763,000	$133,000
Interest paid	$33,294	$-

Noncash Investing and Financing Activities:
Issuance of note to settle PIK interest	$403,750	$302,813

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    The Company:

Gyrodyne Company of America, Inc. (“Gyrodyne” or the “Company”) is a self-managed and self-administered real estate investment trust (“REIT”) formed under the laws of the State of New York. The Company manages its business as one operating segment. Prior to December 30, 2013, the Company’s primary business was the investment in and the acquisition, ownership and management of a geographically diverse portfolio of medical office, industrial and development of industrial and residential properties located in the Northeast region of the United States. On December 30, 2013, the Company distributed to its shareholders, as the non-cash portion of the special dividend announced on September 12, 2013 (the “Special Dividend”), all of the equity interests of its subsidiary Gyrodyne Special Distribution LLC (“GSD”), which owned 100% of the interests (through GSD’s subsidiaries) in the Company’s four real estate properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc. (“FMI”), also a subsidiary of the Company, with Flowerfield Properties, Inc. (“FPI”), having the contractual right to manage the business and properties of GSD. Based on management provisions set forth in GSD’s limited liability company agreement which designates sole management authority in the Company, the Company concluded that GSD is a variable interest entity and that GSD’s financial statements should be consolidated with the Company’s. Accordingly, we may use references to "we" or "our" to refer to the Company, taxable REIT subsidiary (“TRS”), FPI and GSD, and "the Company's properties" or "GSD's properties", or “TRS’s properties”, or “FPI’s properties” (or derivations thereof) interchangeably in this report. In that connection, however, it should be noted that GSD has legal title to the properties and will incur any operating or capital losses resulting from the properties, due to risks as outlined below or otherwise. However, such losses may adversely impact GSD's ability to meet debt service obligations and or repayments of mortgages to FMI or payment of management fees or result in capital needs at GSD that might require additional capital from the Company, or external sources.

Substantially all of GSD’s properties are subject to net leases in which the tenant reimburses GSD for a portion, all of or substantially all of the costs and/ or cost increases for utilities, insurance, repairs and maintenance, and real estate taxes. Certain leases provide that GSD is responsible for certain operating expenses.

As of June 30, 2015, the Company had an investment in three separate mortgages due from GSD aggregating $12,399,645 and a receivable under a revolving line of credit of $6,240,397. The mortgages and revolving line of credit contain a 5% effective rate and both principal and interest are eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate owned by GSD. Additionally, the Company, through FPI owns a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in 2013 sold its only property, an undeveloped Florida property (the “Grove Property”). For further information see Footnote 18.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company through FPI has been managing GSD, initially pursuant to the terms of GSD’s limited liability company agreement (the “GSD Agreement”) which names the Company as the managing member. The GSD Agreement provides that the managing member has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically while seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a cost-plus based management fee to be charged by the Company through FPI to GSD (see Footnote 5 for additional detail on the methodology of the cost plus mark-up), which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. Pursuant to the GSD Agreement, the Company was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million. The board of directors has since authorized an increase in the revolving line of credit to $7.0 million. The interest on the debt facilities payable by GSD to the Company is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately managed by and payable to its taxable REIT subsidiary, FPI.

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

The Company believes it has qualified, and expects to continue to qualify, as a REIT under Section 856(c) (1) of the Internal Revenue Code of 1986 as amended (the “Code”). Accordingly, the Company generally will not be subject to federal and state income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualifications as a REIT. However, these activities must be conducted in an entity which elected to be treated as a TRS under the Code. The Company has one taxable REIT subsidiary which is subject to federal and state income tax on the income from these activities.

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

2.    Strategic Process:

On October 21, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) which contains, among other matters, the board of director’s recommendation that the shareholders vote in favor of a plan of merger in which the Company and GSD would merge with and into Gyrodyne, LLC. The Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On June 5, 2014, the Company announced that a special meeting of shareholders of Gyrodyne Company of America, Inc., would be held at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780 on August 14, 2014, at 11:00 a.m., Eastern Time. At the special meeting, the Company was asking the shareholders of record on June 30, 2014 to authorize a plan of merger and the transactions contemplated thereby, including the merger of the Company and GSD with and into Gyrodyne, LLC, a subsidiary of the Company. Shareholders of record at the close of business on June 30, 2014, were entitled to vote at the special meeting or its adjournment or postponement, if any, provided such meeting takes place by August 30, 2014. On August 25, 2014, the Company announced the postponement of the special meeting. The Company rescheduled the special meeting to December 5, 2014 to allow additional time for shareholders to vote on the proposed merger and changed the shareholder record date to October 31, 2014. The Company had been advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted by delivery of proxy cards, approximately 97% of such shares have been voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares were voted to reach the two-thirds of the outstanding share majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced a further postponement of the special meeting until the middle of 2015. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, the Company believes many holders may not have paid enough attention to the merger to exercise their right to vote. The Company and its advisors continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction. As further discussed below, on March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing with updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Gyrodyne conducted the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger, as well as raise equity capital in a timely and cost-effective manner while providing all of Gyrodyne’s shareholders the opportunity to participate. On June 22, the Company announced the results of the rights offering which expired at 5:00 pm NYC time on June 17, 2015. The Company also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders will be asked to authorize the previously announced merger of the Company and GSD with and into Gyrodyne LLC will be held on August 20, 2015. The Board of Directors established the close of business on June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, which will begin at 11:00 a.m. eastern time and take place at Flowerfield Celebrations, Mills Pond Road, St James, NY 11780. On July 1, 2015 the Company filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement / prospectus.

Rights Offering. On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the Registration Statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively, and other updated financial information related thereto. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote during attempts in 2014. The board of directors believes, however, that shareholders who exercise their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

The Company also conducted the rights offering because it provided our shareholders the opportunity to participate in an offering of our shares on a pro rata basis without diluting their ownership interest in our Company. The proceeds of the rights offering will provide Gyrodyne with additional liquidity as we pursue an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

Gyrodyne affected the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at $2.75 per share subject to certain aggregate ownership limitations. In the rights offering, shareholders received three subscription rights for each two shares of common stock held of record on May 6, 2015, with each subscription right giving a shareholder the right to purchase one share of common stock. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remained unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.  The rights offering did not contain an over-allotment option.

This report is not to be considered material to solicit proxies related to the special meeting or deemed an offer to sell the Gyrodyne, LLC equity interests (“Gyrodyne, LLC Shares”), which solicitation and offer will only be made through the definitive proxy statement/prospectus relating to the Merger and the issuance of the Gyrodyne, LLC Shares. Gyrodyne filed definitive proxy materials with the SEC on July 1, 2014 with respect to the plan of merger.

On April 27, 2015, the Company announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering was $2.75 per share. In the rights offering, Gyrodyne distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

On June 17, 2015, the Company closed the rights offering and on June 22, 2015 the Company announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each oversubscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,624,324 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $491,731).

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

At a board of directors meeting held on April 24, 2015, our directors determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. The common shares of Gyrodyne, LLC to be issued in the Merger will be allocated as follows:

●	Approximately 22.6% in the aggregate to Gyrodyne shareholders;

●	Approximately 30.0% in the aggregate to holders of interests in dividend notes issued by Gyrodyne in the aggregate principal amount of $17,937,000 (the “Dividend Notes”); and

●	Approximately 47.4% in the aggregate to holders of common shares of GSD.

Gyrodyne’s board of directors determined the foregoing allocation adjustments based on the increase in the adjusted net book value of Gyrodyne shares due to the rights offering and the anticipated net proceeds to Gyrodyne of $5,606,000 from the rights offering (actual net proceeds was $5,624,324), assuming all 2,224,020 shares were sold. In addition, the allocations reflect adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of Gyrodyne, the Dividend Notes and GSD, respectively, in each case as of December 31, 2014. This methodology is consistent with the valuation metrics used to determine the original allocations in December, 2013. On June 17, 2015, we completed the Rights Offering wherein we issued 2,224,020 shares at $2.75 per share and received the net proceeds of $5,624,324 (Gross proceeds of $6,116,055 less direct expenses of the Rights offering of $491,731).

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

Assets Held For Sale and Discontinued Operations- Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Condensed Consolidated Balance Sheets as “Assets held for Sale”, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Condensed Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

4.    Basis of Quarterly Presentations:

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the three and six-month periods ended June 30, 2015 and 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading.

This report should be read in conjunction with the audited financial statements and footnotes therein included in the Annual Report on Form 10-K for the year ended December 31, 2014 and with the definitive proxy statement/prospectus filed with the SEC on July 1, 2014, the supplement, dated July 1, 2015, to the proxy statement/prospectus dated July 1, 2014 and the S-1/A filed with the SEC on May 15, 2015.

The results of operations for the six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

5.     Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. and all majority owned subsidiaries. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct activities of GSD that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. GSD owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD to the Company’s shareholders on December 30, 2013. GSD owes mortgage obligations payable to a wholly owned subsidiary of the Company of $12,399,645 and $12,889,463 as of June 30, 2015 and December 31, 2014, respectively. As previously discussed in the Company’s 2013 Annual Report filed on Form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At June 30, 2015 and December 31, 2014, the net book value of GSD was $14,332,862 and $15,805,548, respectively. GSD is essentially being managed and operated by the Company, through FPI, where the Company is the primary obligor for liabilities incurred on behalf of GSD. As a result, the Company could be held liable for current and future obligations of GSD, and in turn it would be the Company’s obligation to seek reimbursement from GSD.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. The Company did not have any such investments at June 30, 2015. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated. There were no investments accounted for under the equity method as of June 30, 2015.

Management Services Arrangements

All references to Gyrodyne or the Company within the Management Services Arrangement and referenced below, refer to Flowerfield Properties, Inc. (“FPI”).

Under GSD’s Amended and Restated Limited Liability Company Agreement, Gyrodyne through FPI, in Gyrodyne’s capacity as managing member of GSD, is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. Gyrodyne also was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million. Subsequently, the board of directors has authorized increases in the revolving line of credit to $7.0 million.

Taking into account a number of factors, including a management services benchmarking study commissioned by Gyrodyne Company of America, Inc., (“the Company”), the Company entered into a Management Services Agreement (the “Agreement”) between the Company, and GSD, on December 24, 2014 pursuant to which the Company agreed to continue providing certain management services to GSD. Management services include acquisition and disposition services, asset management services, accounting and other administrative services, property management services and shareholder services.

Pursuant to the Agreement, in consideration for these services:

●     GSD will reimburse Gyrodyne for 85% of Gyrodyne's General and Administrative (G&A) Expenses and pay a fee to Gyrodyne equal to 8.5% of such reimbursed amount; plus

●     GSD will reimburse Gyrodyne for all rental expenses, whether value added (such as contractor and payroll expenses) or non-value added (such as utilities and taxes) paid by Gyrodyne in respect of the Contributed Properties; plus

●     GSD will pay a fee to Gyrodyne equal to 8.5% of all value added rental expenses paid by Gyrodyne in respect of the Contributed Properties, but no fee will be payable in respect of non-value added rental expenses; plus

●     GSD will reimburse 100% (without mark-up) of any bonuses (under the Retention Bonus Plan (See "Interests of Our Directors and Executive Officers—Retention Bonus Plan") or otherwise) paid by Gyrodyne to its employees and directors and related payroll taxes on account of any sales of the Contributed Properties; plus

●     Gyrodyne will be entitled to interest at the rate of 5.0% per annum on any funds advanced by Gyrodyne pursuant to the liquidity facility made available to GSD.

6.     Consolidating Financial Information

Our consolidated assets at June 30, 2015 and December 31, 2014 include total assets of $33,665,518 and $33,763,279, respectively, of a variable interest entity (VIE) that can only be used to settle liabilities of that VIE. These assets, prior to reclassifying applicable items to discontinued operations, include real estate of $32,449,453 and $32,634,949, deferred rent of $397,769 and $334,914, rent receivable of $27,523 and $7,452, and prepaid and other assets of $790,773 and $785,964, respectively. Our consolidated liabilities at June 30, 2015 and December 31, 2014, prior to reclassifying applicable items to discontinued operations, include liabilities of a VIE consisting of $462,558 and $474,425, respectively of tenant security deposits, accounts payable of $104,733 and $218,163, respectively, and deferred rent liability of $125,323 and $94,737, respectively. The VIE also has mortgages payable, prior to reclassifying applicable items to discontinued operations, to a wholly-owned subsidiary of Gyrodyne of $12,399,645 and $12,889,463, respectively and an outstanding balance in a revolving debt facility of $6,240,397 and $4,280,943 at June 30, 2015 and December 31, 2014, respectively, that are eliminated in consolidation.

Management fees and interest expense paid or payable by GSD is eliminated in consolidation. Management fees, excluding reimbursement of costs, paid or payable by GSD for the three and six-month period ending June 30, 2015 were $92,275 and $175,258, The Management fees, excluding reimbursement of costs, paid by GSD for the three and six months ended June 30, 2014 were $ 100,394 and $189,272 respectively. In addition, interest expense paid or payable by GSD to the Company on the outstanding mortgage and revolving line of credit for the three and six-month period ending June 30, 2015 was $225,854 and $443,858 respectively verses the three and six-months ending June 30, 2014 of $189,585 and $359,760 respectively.

The tables below are the unaudited consolidating June 30, 2015 Balance Sheet and Statement of Operations reflecting the operations of Gyrodyne Company of America, Inc. and subsidiaries and GSD.

ASSETS	Gyrodyne Company of America, Inc. and Subsidiaries	GSD, LLC	Total	Eliminations	Consolidated

REAL ESTATE
Rental property:
Land	$-	$1,733,693	$1,733,693	$-	$1,733,693
Building and improvements	-	11,599,737	11,599,737	-	11,599,737
Machinery and equipment	-	344,733	344,733	-	344,733
	-	13,678,163	13,678,163	-	13,678,163
Less accumulated depreciation	-	5,049,861	5,049,861	-	5,049,861
	-	8,628,302	8,628,302	-	8,628,302
Land held for development:
Land	-	558,466	558,466	-	558,466
Land development costs	-	2,016,630	2,016,630	-	2,016,630
	-	2,575,096	2,575,096	-	2,575,096
Total real estate, net	-	11,203,398	11,203,398	-	11,203,398
Assets held for sale	-	21,968,095	21,968,095	-	21,968,095
Cash and cash equivalents	8,012,484	-	8,012,484	-	8,012,484
Investment in marketable securities	5,448,788	-	5,448,788	-	5,448,788
Rent receivable, net of allowance for doubtful accounts of approximately $53,000	-	22,149	22,149	-	22,149
Deferred rent receivable	-	64,585	64,585	-	64,585
GSD Line of Credit	6,240,397	-	6,240,397	(6,240,397)	-
Prepaid expenses and other assets	123,001	407,291	530,292	-	530,292
Mortgage receivable	12,399,645	-	12,399,645	(12,399,645)	-
Total Assets	$32,224,315	$33,665,518	$65,889,833	$(18,640,042)	$47,249,791

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$464,642	$64,949	$529,591	$-	$529,591
Accrued liabilities	256,245	-	256,245	-	256,245
Deferred rent liability	-	82,192	82,192	-	82,192
Tenant security deposits payable	-	249,428	249,428	-	249,428
GSD Line of Credit	-	6,240,397	6,240,397	(6,240,397)	-
Mortgage Payable	-	3,498,584	3,498,584	(3,498,584)	-
Liabilities related to assets held for sale	-	9,197,106	9,197,106	(8,901,061)	296,045
Income taxes payable	57,500	-	57,500	-	57,500
Pension costs	1,936,214	-	1,936,214		1,936,214
Notes payable	17,936,960	-	17,936,960	-	17,936,960
Total Liabilities	20,651,561	19,332,656	39,984,217	(18,640,042)	21,344,175

Commitments and contingencies

EQUITY:
Common stock, $1 par value; authorized 4,000,000 shares; 3,947,908 shares issued; 3,706,700 shares outstanding	3,947,908	-	3,947,908	-	3,947,908
Additional paid-in capital	21,153,809	-	21,153,809	-	21,153,809
Accumulated other comprehensive loss	(2,199,424)	-	(2,199,424)	-	(2,199,424)
Deficit	(9,791,842)	(4,733,606)	(14,525,448)	4,733,606	(9,791,842)
	13,110,451	(4,733,606)	8,376,845	4,733,606	13,110,451
Less cost of shares of common stock held in treasury; 241,208	(1,537,697)	-	(1,537,697)	-	(1,537,697)
Total Gyrodyne Stockholders’ Equity	11,572,754	(4,733,606)	6,839,148	4,733,606	11,572,754
Non-controlling interest in GSD, LLC	-	19,066,468	19,066,468	(4,733,606)	14,332,862
Total equity	11,572,754	14,332,862	25,905,616	-	25,905,616
Total Liabilities and Equity	$32,224,315	$33,665,518	$65,889,833	$(18,640,042)	$47,249,791

Consolidated Statement of Operations – Six Months Ended June 30, 2015

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated

Revenues
Rental income	$-	$1,128,484	$1,128,484	$-	$1,128,484
Rental income - tenant reimbursements	-	150,239	150,239	-	150,239
Other income	2,405,520	-	2,405,520	(2,405,520)	-
Total	2,405,520	1,278,723	3,684,243	(2,405,520)	1,278,723

Expenses
Reimbursable expenses	787,247	-	787,247	(787,247)	-
Rental expenses	-	811,562	811,562	(27,994)	783,568
General and administrative expenses	1,265,500	1,123,682	2,389,182	(1,123,682)	1,265,500
Strategic alternative expenses	505,933	466,597	972,530	(466,597)	505,933
Depreciation	-	162,523	162,523	-	162,523
Insurance claim recoveries in excess of cost	-	(7,459)	(7,459)	-	(7,459)
Total	2,558,680	2,556,905	5,115,585	(2,405,520)	2,710,065

Other Income (Expense):
Interest income	276,598	-	276,598	(217,413)	59,185
Interest expense	(439,171)	(217,413)	(656,584)	217,413	(439,171)
Total	(162,573)	(217,413)	(379,986)	-	(379,986)
Net loss before provision for income taxes	(315,733)	(1,495,595)	(1,811,328)	-	(1,811,328)
Provision for income taxes	70,500	-	70,500	-	70,500
Net loss from continued operations	(386,233)	(1,495,595)	(1,881,828)	-	(1,881,828)
Net income from discontinued operations	248,342	22,909	271,251	-	271,251
Net loss	$(137,891)	$(1,472,686)	$(1,610,577)	$-	$(1,610,577)

Consolidated Statement of Operations – Three Months Ended June 30, 2015

	Gyrodyne Company of America, Inc.	GSD, LLC	Total	Eliminations	Consolidated
Revenues
Rental income	$-	$565,505	$565,505	$-	$565,505
Rental income - tenant reimbursements	-	57,848	57,848	-	57,848
Other income	1,228,714	-	1,228,714	(1,228,714)	-
Total	1,228,714	623,353	1,852,067	(1,228,714)	623,353

Expenses
Reimbursable expenses	372,504	-	372,504	(372,504)	-
Rental expenses	-	383,627	383,627	(14,802)	368,825
General and administrative expenses	621,991	559,145	1,181,136	(559,145)	621,991
Strategic alternative expenses	306,058	282,263	588,321	(282,263)	306,058
Depreciation	-	82,582	82,582	-	82,582
Insurance claim recoveries in excess of cost	-	(7,459)	(7,459)	-	(7,459)
Total	1,300,553	1,300,158	2,600,711	(1,228,714)	1,371,997

Other Income (Expense):
Interest income	142,119	-	142,119	(113,468)	28,651
Interest expense	(220,006)	(113,468)	(333,474)	113,468	(220,006)
Total	(77,887)	(113,468)	(191,355)	-	(191,355)
Net loss before provision for income taxes	(149,726)	(790,273)	(939,999)	-	(939,999)
Provision for income taxes	48,400	-	48,400	-	48,400
Net loss from continuing operations	(198,126)	(790,273)	(988,399)	-	(988,399)
Net income from discontinued operations	123,160	19,179	142,339	-	142,339
Net loss	$(74,966)	$(771,094)	$(846,060)	$-	$(846,060)

7.     Real Estate Assets Held for Sale and Discontinued Operations:

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets and their related liabilities as held for sale after the following conditions have been satisfied: (1) the receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or, fair value less the estimated selling costs.

The Company and Gyrodyne Special Distribution LLC, its consolidated Variable Interest Entity, periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. During the second quarter of 2014, the Company’s board of directors approved the hiring of real estate brokers to facilitate the sale of the Cortlandt Manor Medical Center and Fairfax Medical Center. The Company expected to complete the sale of these properties within one year. Accordingly, as of April 1, 2014, all of the assets and liabilities that relate to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements.

The Company has not sold the Cortlandt Manor and Fairfax properties. In early 2015, the Company became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Company, members of the Company’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. The defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believed that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore had reclassified them to operating assets and liabilities and continuing operations and did not report discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

In June 2015, the Company entered into a stipulation with the plaintiff, subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, as of June 30, 2015, all of the assets and liabilities that relate to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center for the three and six-months ended June 30, 2015 were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly report.

The Company expects to complete the sale of these properties within one year.

	Assets Held for Sale
	June 30, 2015	December 31, 2014
Property
Cortlandt Manor Medical Center (1)	$7,935,306	$8,062,003
Fairfax Medical Center	13,310,749	13,496,901
Accounts receivable	5,374	4,670
Deferred rent receivable	333,184	281,774
Prepaid expenses and other	383,482	344,602
Total Assets Held for Sale	$21,968,095	$22,189,950

	Liabilities Related to Real Estate Assets Held for Sale
	June 30, 2015	December 31, 2014
Accounts payable	$39,784	$68,621
Deferred rent liability	43,131	78,064
Tenant security deposit payable	213,130	227,723
Total Liabilities Related to Real Estate Assets Held for Sale	$296,045	$374,408

(1)	The Cortlandt Manor Medical Center is inclusive of the two adjacent lots.

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

The following table summarizes the discontinued operations for the three and six-months ended June 30, 2015 and 2014 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental income	$545,636	$533,405	$1,093,138	$1,042,091
Rental income - tenant reimbursements	44,702	48,916	100,581	111,660
Total rental income	590,338	582,321	1,193,719	1,153,751

Expenses
Rental Expenses	278,513	286,273	582,318	577,277
Depreciation	169,486	160,872	340,150	320,554
Total expenses	447,999	447,145	922,468	897,831
Net income from discontinuing operations	$142,339	$135,176	$271,251	$255,920

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three and six-months ended June 30, 2015 the company did not recognize any impairment charges. During the second quarter of 2014, the Company recognized aggregate impairment charges of $200,000 on real estate assets classified in continuing operations. (See Footnote 18).

8.     Investment in Marketable Securities:

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of such classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value, based on a pricing model that incorporates coupon type, prepayment speeds and the type of collateral backing the securities. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity. Any realized gains and losses on the sale of securities, as determined on a first-in, first-out basis, will be included in the Condensed Consolidated Statements of Operations.

The Company reviews its investments on a regular basis to evaluate whether or not each security has experienced an other-than-temporary decline in fair value. If it is believed that an other-than-temporary decline exists, the Company will write down the investment to market value and record the related write-down in the Condensed Consolidated Statements of Operations.

The historical cost and estimated fair value of investments in marketable securities available for sale as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Amortized cost	$5,478,574	$5,931,387
Gross unrealized (losses) gains	(29,786)	18,711
Fair value*	$5,448,788	$5,950,098

*The Company received $452,813 in principal repayments during the six-months ended June 30, 2015

The Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities)”, each of which contained either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government. At June 30, 2015 and December 31, 2014, marketable securities based on amortized cost, reflect a yield of approximately 2%, have contractual maturities of 15 or 30 years and an adjusted duration of less than four years. The fair value of mortgage-backed securities was estimated based on a Level 2 methodology, additional details of which are discussed further in Note 18 – Fair Value of Financial Instruments. None of the unrealized losses were considered to be other-than-temporarily impaired; therefore the unrealized losses were reported in the Condensed Consolidated Statement of Comprehensive Income (Loss) and the reversal of those losses were also reported in the Condensed Consolidated Statement of Comprehensive Income (Loss).

9.     Notes Payable:

The transfer of the properties by the Company to GSD resulted in the recognition of approximately $28.4 million of capital gain income by the Company in 2013. Giving effect to offsetting deductions, the Company determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, the Company declared an additional dividend, payable to the Company’s shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of interests in a subordinated global dividend note due June 30, 2017 (“Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, December 15, 2014, and June 15, 2015 the initial, second and third semi-annual interest payments on the Dividend Note were paid in kind in the form of uncertificated interests in subordinated global notes due June 30, 2017 in the principal amount of $302,813 and $403,750, and $403,750, respectively, that otherwise are identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder.

On September 12, 2014, the board of directors declared a special supplemental dividend in the amount of $682,033 or $0.46 per share of Gyrodyne common stock. The dividend was paid in the form of non-transferrable interests in a subordinated global dividend note on December 31, 2014 to all shareholders of record on September 26, 2014. The dividend was intended to prevent the imposition of federal corporate income tax on the Company’s previously undistributed 2013 REIT taxable income.

	June 30, 2015	December 31, 2014
Global Dividend Note issued January 2014	$16,144,614	$16,144,614
Global Note issued June 2014	302,813	302,813
Global Note issued December 2014	403,750	403,750
Global Dividend Note issued December 2014	682,033	682,033
Global Note issued June 2015	403,750	-
Total Notes Payable	$17,936,960	$17,533,210

At a board of directors meeting held on April 24, 2015, our directors determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. The Merger, if approved by 2/3 of all outstanding shares at a special shareholder meeting scheduled for August 20, 2015 will be consummated on August 31, 2015. The consummation of the merger will result in converting the total notes payable and accrued interest into 30% of the common shares of Gyrodyne, LLC.

10.   Earnings per Share:

Basic earnings per common share are computed by dividing net (loss) income, attributable to Gyrodyne, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share give effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The Company does not have any outstanding common stock equivalents as of June 30, 2015, and 2014.

During the second quarter ended June 30, 2015, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register a number of shares of the Company’s common stock to be offered in a rights offering by the Company to its shareholders with gross proceeds (if all rights were exercised or sufficient oversubscription rights were exercised) of $6,116,055. The rights offering contained an oversubscription option, however, there was no overallotment option. On June 17, 2015, the Company completed the rights offering where it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,624,324 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $491,731).

	Six Months Ended June 30,		Three Months Ended June 30,
BASIC	2015	2014	2015	2014
Net loss attributable to Gyrodyne
Continuing operations	$(137,891)	$(41,813)	$(74,966)	$(53,885)
Discontinuing operations	-	-	-	-
Net loss attributable to Gyrodyne	(137,891)	(41,813)	(74,966)	(53,885)
Weighted average number of common shares outstanding	1,531,830	1,482,680	1,580,439	1,482,680
Net loss per common share attributable to Gyrodyne (“EPS”)
Continuing operations	$(0.09)	$(0.03)	$(0.05)	$(0.04)
Discontinuing operations	-	-	-	-
Net loss per common share attributable to Gyrodyne (“EPS”)	$(0.09)	$(0.03)	$(0.05)	$(0.04)

11.   Income Taxes:

The Company files a consolidated U.S. Federal Tax Return that includes all 100% owned subsidiaries. State tax returns are filed on a consolidated or separate basis depending on the applicable laws. The Company’s tax provision for the three and six-months ended June 30, 2015 was $48,400 and $70,500, respectively. The tax provision was incurred through its taxable REIT subsidiary, Flowerfield Properties, Inc. which files separate Federal and state tax returns and had an approximate 39% effective tax rate for the quarter ended June 30, 2015. Gyrodyne Special Distribution LLC files separate US Federal and State Tax Returns. The income tax expense is comprised of the following for the three and six-month periods ended June 30, 2015 and 2014, respectively which reflects an approximate 39% effective rate on Flowerfield Properties, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current:
Federal	$32,160	$-	$49,560	$-
State	16,240	-	20,940	-
	$48,400	$-	$70,500	$-
Deferred:
Federal	$-	$-	$-	$-
State	-		-

Income tax expense	$48,400	$-	$70,500	$-

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not have any deferred income tax assets or liabilities as of June 30, 2015 or December 31, 2014. The Company has the following current tax liabilities for the period ended June 30, 2015 and December 31, 2014 as follows:

	June 30, 2015	December 31, 2014
Current:
Federal	$49,560	$641,640
State	7,940	108,360
Total	$57,500	$750,000

Current income tax liabilities consist of the following:

	June 30, 2015	December 31, 2014
Current Tax Liabilities:
Flowerfield Properties, excluding recognized gain on the Grove	$57,500	$132,000
Recognized tax gain on the Grove	-	618,000
Total current tax payable	$57,500	$750,000

12.   Retirement Plans:

On November 25, 2013 the Company’s board of directors voted to terminate the noncontributory defined benefit pension plan (the “Plan”), subject to regulatory approval, and is continuing the process of termination. On February 28, 2014, the Company submitted the necessary application and related documents to the IRS and to the Pension Benefit Guarantee Corporation (“PBGC”) in August 2014. Both the PBGC and the IRS must approve the termination.

In May 2015, the Company received the IRS Determination letter which reflects regulatory approval to terminate the Plan. Accordingly, the company recognized the estimated settlement obligations net of plan assets as pension costs on the June 30, 2015 balance sheet. As of June 30, 2015, the Company has not funded the pension deficit nor made settlement distributions to the active employee beneficiaries of the Plan. Accordingly, the Company has $2,169,638 of unrecognized non cash pension expenses included in Other Comprehensive loss which will be recognized as an expense upon settlement of the obligations to the beneficiaries which is expected to occur during the quarter ending September 30, 2015. Based on the current estimated liability, the regulatory approval resulted in the Company recognizing additional pension liability of $1,517,245 to reflect the estimated obligations of $1,936,214 to fully fund the Plan.

The following table provides the components of net periodic pension benefit cost for the Plan for the three and six-months ended June 30, 2015 and 2014 including the required and expected contributions:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Pension Benefits
Service Cost	$-	$92,854	$-	$46,427
Interest Cost	7,419	91,416	3,709	45,708
Expected Return on Plan Assets	(6,858)	(180,620)	(3,429)	(90,310)
Amortization of prior service costs	92,786	11,288	46,393	5,644
Amortization of Actuarial Loss	442,212	-	221,107	-
Change in net gain due to settlement	(485,635)	-	(242,818)	-
Net Periodic Pension Benefit Cost After Curtailments and Settlements	$49,924	$14,938	$24,962	$7,469
Minimum required contribution	$-	$-	$-	$-
Expected contribution	$1,936,214	$-	$1,936,214	$-

During the six-months ended June 30, 2015, the Company made a $183,500 contribution to the Plan to supplement the liquidity needs to meet lump sum distribution elections. During the six-month period ended June 30, 2014, the Company did not make any contribution to the Plan. While the Company does not have a minimum required contribution for the December 31, 2015 plan year, as a result of the termination of the pension plan, in addition to the prior contribution, the Company may have to make a contribution of up to approximately $1,936,214 to satisfy the lump sum payment options and/or to purchase annuities. The aforementioned funding obligation excludes the certain Plan investments in illiquid assets that cannot be utilized to meet the Plans funding obligations unless the merger is approved and consummated. As of June 30, 2015 and December 31, 2014, the value under a level three methodology of such assets was $800,767. Assuming the merger is consummated, the illiquid assets will become liquid and could be sold with the resulting net proceeds utilized to reduce the aforementioned funding obligation.

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

14.   Retention Bonus Plan:

In May 2014, our board of directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to such business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of the plan. The Retention Bonus Plan provides for bonuses to directors and officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

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

The bonus pool is distributable in the following proportions to the named participants in the bonus plan for so long as they are directors or employees of the Company, GSD or Gyrodyne, LLC: 15% for the Chairman, 50% for the directors other than the chairman (10% for each of the other five directors) and 35% (the “Employee Pool”) for the Company’s executives and employees. Such share of the bonus pool is earned only upon the completion of the sale of a property at a gross selling price equal to or greater than its appraised value and is paid to the named beneficiaries of the Retention Bonus Plan or their designees within 60 days of the completion of such sale or, if later, within 60 days of receipt of any subsequent post-completion installment payment related to such sale. All allocations to individual beneficiaries in the Employee Pool shall be determined by the board of directors of the Company or its successor in consultation with its President.

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See Footnote 5, “Management Services Arrangements”).

15.    Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and securities issued with the guarantee of U.S. Government Agencies. The Company places its temporary cash investments with high credit quality financial institutions and generally limits the amount of credit exposure in any one financial institution. The Company maintains bank account balances, which exceed insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk existed at June 30, 2015 and December 31, 2014.

16.   Commitments and Contingencies:

Lease revenue commitments - The approximate future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, are as follows:

Twelve Months Ending June 30,	Amount

2016	$3,787,000
2017	2,795,000
2018	2,299,000
2019	2,020,000
2020	1,420,000
Thereafter	3,542,000
$15,863,000

Other commitments and contingencies As of June 30, 2015, other commitments and contingencies are summarized in the below table:

Incentive Compensation Plan	$233,200
Management Employment agreements with bonus and severance commitment contingencies	600,000
Other employee severance commitment contingencies	76,000
Total	$909,200

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

As of June 30, 2015, the commitment related to severance is approximately $676,000.

Excluded from the above contingency amounts are retention bonuses that may ultimately be payable under the Retention Bonus Plan, but which amounts, if any, cannot be determined at this time.

Retention Bonus Plan –In May 2014, our board of directors approved a Retention Bonus Plan designed to recognize the nature and scope of the responsibilities related to the Company’s business plan, to reward and incent performance in connection therewith, to align the interests of directors, executives and employees with our shareholders and to retain such persons during the term of such plan. The Retention Bonus Plan provides for bonuses to directors and discretionary bonuses to officers and employees determined by the gross sales proceeds from the sale of each property and the date of sale.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”)”. The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this pronouncement is not expected to have a material effect on Company’s consolidated financial position or results of operations.

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

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2015-07”).” The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805) (“ASU No. 2015-08”).” This update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements (“ASU No. 2015-10”).” The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) (“ASU 2015-12”)”: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. This update reduces complexity in employee benefit plan accounting, which is consistent with the FASB's Simplification initiative. Part I: Fully Benefit-Responsive Investment Contracts. Topics 962 and 965 on employee benefit plan accounting require fully benefit-responsive investment contracts to be measured at contract value. Those Topics also require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. The amendments in Part I of this update designate contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit-responsive investment contracts. Part II: Plan Investment Disclosures. As new disclosure requirements have been issued or amended, employee benefit plan financial statements have been affected. Specifically, the interaction between Topic 820, Fair Value Measurement, and Topics 960, 962, and 965 on employee benefit plan accounting sometimes requires aggregation, or organization of similar investment information, in multiple ways. The objective of Part II of this update is to simplify and make more effective the investment disclosure requirements under Topic 820 and under Topics 960, 962, and 965 for employee benefit plans. Part III: Measurement Date Practical Expedient. The objective of Part III of this update is to reduce complexity in employee benefit plan accounting by providing a practical expedient that permits plans to measure investments and investment-related accounts as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–15C—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), which has been deleted. The amendments are effective for fiscal years beginning after December 15, 2015. Earlier application is permitted. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position or results of operations.

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

The following table represents the carrying value and fair value of the Company’s financial assets and liabilities as of June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015			December 31, 2014
Description	Carrying Value	Fair Value (Level 2)		Carrying Value	Fair Value (Level 2)
Investment in Marketable Securities	$5,448,788	$5,448,788	*	$5,950,098	$5,950,098

*The Company received $452,813 in principal repayments during the first six-months of 2015.

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

Fair Value Measurements:

The following tables present the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,162,538	$—	$—	$6,162,538

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$6,146,952	$—	$—	$6,146,952

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

The Company incurred a $200,000 impairment charge during the year ended December 31, 2014. During the six-months ended June 30, 2015 the Company did not incur an impairment charge.

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

On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and Grove’s debt to Prudential was repaid. At June 30, 2015 and December 31, 2014, the investment is held in a taxable REIT subsidiary of the Company with $0 value. Furthermore, the Company had a $1,315,000 deferred tax liability related to the Grove, which represented taxable losses not yet recorded pursuant to the equity method of accounting. Following certain taxable gains received in 2014 but not yet recorded, the Company reversed the deferred tax liability in total in 2014 and recorded a current tax liability of approximately $618,000 and a tax benefit of $697,000, accordingly. The Company did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser. The Company cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by the Grove.

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

The Grove investment is a distressed asset operating in a distressed environment where an orderly transaction is not available. The facts and circumstances of the Grove make it unreasonable to present a fair value utilizing a Level 3 methodology, the lowest methodology which allows for broad assumptions, therefore, in accordance with the exception rules for thinly traded/lack of marketability of distressed assets, the Company is not presenting a fair value or assuming the fair value is zero. The Company is accounting for the investment under the equity method. As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s investment was $0.

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

There were no impairment charges during the six-months ended June 30, 2015. There was a $200,000 impairment charge during the six-months ended June 30, 2014.

20.  Accumulated Other Comprehensive Loss:

       Accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014 was $(2,199,424) and $(633,682), respectively. The balances were comprised of the following:

	June 30, 2015	December 31, 2014
Unrecorded (loss) gain on investments	$(29,786)	$18,711
Unrecorded loss on pension	(2,169,638)	(652,393)
Accumulated other comprehensive loss	$(2,199,424)	$(633,682)

The change in other comprehensive loss was comprised of the unrealized loss in marketable securities, and the unrecognized pension expense associated with the outstanding pension obligations to its beneficiaries, both are balance sheet items, and have no impact to net loss in either period. Therefore, there are no reclassifications from other comprehensive loss to net loss for the period ended June 30, 2015 or December 31, 2014.

21.   Reclassifications:

Certain amounts in the prior period have been reclassified to conform to the classification used in the current period.  Such items include a reclassification from continuing operations to discontinued operations as well as a reclassification to assets held for sale and liabilities related to assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Gyrodyne,” the “Company,” “we,” “us,” and “our,” we mean Gyrodyne Company of America, Inc. and all entities owned or controlled by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the three and six-months ended June 30, 2015.

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

As of June 30, 2015 and December 31, 2014, the Company has an investment in three separate mortgages aggregating $12,399,645 and $12,889,463, respectively, which are eliminated in consolidation. The mortgages contain a first lien on the medical parks related real estate it previously owned. The previously owned real estate was included in a distribution to shareholders of ownership interests in Gyrodyne Special Distribution LLC (“GSD LLC”) on December 30, 2013 subject to the mortgages owned by the Company along with the Company retaining managing member control in GSD LLC. Additionally, the Company provides a revolving line of credit facility to GSD which is currently capped at $7.0 million and has an outstanding balance of $6,240,397.

Following the December 30, 2013 distribution of all of the common membership interests of GSD to the Company’s shareholders in the Special Dividend, the Company has been managing GSD pursuant to the terms of GSD’s limited liability company agreement which provides that the Company has sole and absolute discretion regarding the management and affairs of GSD. In its capacity as GSD’s managing member, the Company has unilateral authority, without seeking GSD shareholder approval, over the management of the real estate assets, including leasing and sale of its real estate holdings and the execution of any agency and brokerage agreements to facilitate such leases and sales, investing in its real estate holdings through capital improvements and proceeding strategically with seeking to maximize the value of the undeveloped Flowerfield property. Under GSD’s limited liability company agreement, the Company is entitled to market-rate compensation for its services as well as reimbursement for any costs and expenses incurred by and properly allocable to GSD. In April 2014, the Company’s board of directors approved a full cost mark-up based management fee to be charged to GSD equal to reimbursement of expenses plus a mark-up of 8.5%, which percentage falls in the lower quartile of similar fees charged by comparable companies according to a benchmarking study. In connection with such management services, the Company was obligated to provide an initial liquidity facility to GSD in an amount not to exceed $2.5 million. The board of directors has since authorized increases in the revolving line of credit to $7.0 million. The interest income on the debt facilities provided to GSD is REIT qualified income. The foregoing income earned by the Company for managing GSD is not deemed to be REIT qualified income and therefore is appropriately payable to its taxable REIT subsidiary, Flowerfield Properties, Inc.

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

In addition, the Company, through its taxable REIT subsidiary, has a 10.12% limited partnership interest in Callery Judge Grove, L.P. (the “Grove”), a limited partnership, which in September 2013 sold its only asset, an undeveloped Florida property, the “Grove Property”. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser, which could enable future distributions to Gyrodyne. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

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

The transfer of the Contributed Properties by Gyrodyne to GSD resulted in the recognition of approximately $28.4 million of capital gain income by Gyrodyne in 2013. Giving effect to offsetting deductions, Gyrodyne determined that it would have approximately $18 million in REIT income for 2013. In order to satisfy applicable REIT distribution requirements, on December 20, 2013, Gyrodyne declared an additional dividend (the “Second Special Dividend”), payable to Gyrodyne shareholders of record as of December 31, 2013 on January 31, 2014. The Second Special Dividend was paid in the form of uncertificated interests in a subordinated global dividend note due June 30, 2017 (the “Dividend Note”) aggregating $16,150,000 ($10.89 per share) in principal amount. The Dividend Note bears interest at 5.0% per annum, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2014, and may be payable in cash or in the form of additional notes. On June 16, 2014, the initial semi-annual interest payment on the Dividend Note was paid in kind in the form of uncertificated interests in a global 5% subordinated note due June 30, 2017 in the principal amount of $302,813 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. On December 15, 2014 and June 15, 2015, the second and third semi-annual interest payments on the original Dividend Note were paid in kind in the form of uncertificated interests in subordinated global 5% notes due June 30, 2017 in the principal amounts of $403,750 each, that otherwise are identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. The initial interest due of $7,570 on the note issued on June 16, 2014 was paid in cash on December 15, 2014. On June 15, 2015, the second interest payment of $7,570 was made in cash on the interest note issued June 16, 2014.  Also on June 15, 2015 the initial interest payments were made in cash in the amounts of $15,630 and $10,094 on the Dividend Note issued December 31, 2014 and the second interest note issued December 15, 2014, respectively.

In addition, on September 15, 2014, our board declared a special supplemental dividend in the amount of $682,033 (approximately $0.46 per share), the remaining undistributed balance of the 2013 taxable income, paid in the form of non-transferrable uncertificated interests in a subordinated global dividend note issued on December 31, 2014 to all shareholders of record as of September 26, 2014 (the “2014 Dividend Note”, and together with the Dividend Note, the “Dividend Notes”). With the exception of the face value of the note and the dates of the initial interest payment, all terms and conditions mirror the terms and conditions of the previous notes issued.

Rights Offering. On March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Our board of directors believes that the rights offering will facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the proposed merger. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote during 2014. The board believes, however, that shareholders who exercised their subscription rights in the rights offering are more likely to vote their shares on the Merger proposal.

On April 27, 2015, the Company announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering would be $2.75 per share. In the rights offering, Gyrodyne distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

On June 17, 2015, the Company closed the rights offering and on June 22, 2015 the Company announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each oversubscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,624,324 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $491,731).

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

At a board of directors meeting held on April 24, 2015, our board of directors determined to adjust the allocation of common shares of Gyrodyne, LLC to be issued pursuant to the Merger to account for certain developments since such allocations were originally set in December 2013. The common shares of Gyrodyne, LLC to be issued in the Merger will be allocated as follows:

●	Approximately 22.6% in the aggregate to Gyrodyne shareholders;

●	Approximately 30.0% in the aggregate to holders of interests in dividend notes issued by Gyrodyne in the aggregate principal amount of $17,937,000 (the “Dividend Notes”); and

●	Approximately 47.4% in the aggregate to holders of common shares of GSD.

Gyrodyne’s board of directors determined the foregoing allocation adjustments based on the increase in the adjusted net book value of Gyrodyne shares due to the rights offering and the anticipated net proceeds to Gyrodyne of $5,606,000 from the rights offering, assuming all 2,224,020 shares were sold. In addition, the allocation reflects adjusted net book value, face value and “fair value” (based on appraised values of underlying properties owned by GSD, less liabilities) of Gyrodyne, the Dividend Notes and GSD, respectively, in each case as of December 31, 2014. This methodology is consistent with the valuation metrics used to determine the original allocations in December, 2013. On June 17, 2015, we completed the rights offering wherein we issued 2,224,020 shares at $2.75 per share and received the net proceeds of $5,624,324 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $491,731).

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

Regulators and U.S. government bodies can have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a bond buying program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. On October 29, 2014, however, the Federal Open Market Committee ("FOMC") of the Federal Reserve Board announced an end to quantitative easing signaling that the Federal Reserve believes the U.S. economy is growing at a measured but sustained pace and that the need for continued stimulus has diminished. These actions and comments suggest that the Federal Reserve will eventually return to a normalized monetary policy. On July 29, 2015, The FOMC reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. The Committee continues to see the risks to the outlook for economic activity and the labor market as nearly balanced. Inflation is anticipated to remain near its recent low level in the near term, but the Committee expects inflation to rise gradually toward 2 percent over the medium term as the labor market improves further and the transitory effects of earlier declines in energy and import prices dissipate. In determining how long to maintain this target range, the Committee will assess progress -- both realized and expected -- toward its objectives of maximum employment and 2 percent inflation. The Committee anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen some further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term. When the Committee decides to begin to remove policy accommodation, it is expected that they will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent. The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run. Any increase in real time rates could cause a disruption in the commercial lending market which could adversely affect the real estate industry, our real estate operations and or the value of any achievable real estate sales proceeds.

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

As of June 30, 2015, the average effective rental revenue per square foot adjusted for tenant improvements was $19.58 compared to $19.35 at March 31, 2015 and $19.83 on December 31, 2014. The Company defines the effective revenue per square foot as the annual rate per square foot stated in the lease reduced by the average annual tenant improvement allowance provided for in such leases.

Business Strategy

On December 30, 2013, the Company distributed to its shareholders all of the equity interests of GSD, which owned and continues to own 100% of the interests in the Company’s four real properties, subject to related mortgage debt in favor of Flowerfield Mortgage Inc., a subsidiary of the Company, with the Company having the contractual right to manage the business and properties of GSD. The board of directors has also approved the Plan of Merger, subject to the approval of shareholders of the Company holding at least two-thirds of the outstanding shares, pursuant to which the Company and GSD will be merged with and into Gyrodyne, LLC with the Company’s shareholders, holders of GSD equity interests and holders of interests in the Dividend Note all exchanging their respective interests for equity interests in Gyrodyne, LLC. On September 25, 2014, the Company announced the 2014 Annual meeting and the previously postponed special meeting to vote on the proposed merger would be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Company was advised by its proxy solicitor, MacKenzie Partners, that with approximately 45% of the outstanding shares voted thus far by delivery of proxy cards, approximately 97% of such shares were voted in favor of the merger.  Despite the overwhelming percentage of received votes in favor of the merger not enough shares were voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, was further postponed. The special meeting will be held on August 20, 2015. Given the small size of holdings of many Gyrodyne shareholders and the nature of various holders, we believe many holders may not have paid enough attention to the Merger to exercise their right to vote in 2014. The Company and its advisors continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction. As further discussed above under the “Strategic Process” heading, on March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC, for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Gyrodyne commenced the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously-announced proposed merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of Gyrodyne’s shareholders the opportunity to participate.

On June 22, 2015, the Company announced the results of the rights offering which expired at 5:00 pm NYC time on June 17, 2015. The Company also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders will be asked to authorize the previously announced merger of the Company and GSD with and into Gyrodyne LLC will be held on August 20, 2015. The Board of Directors established the close of business on June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, which will begin at 11:00 a.m. eastern time and take place at Flowerfield Celebrations, Mills Pond Road, St James, NY 11780. On July 1, 2015 the Company filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement / prospectus.

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

Assuming the merger is effected and completion of the liquidation of Gyrodyne, LLC’s assets takes until December 31, 2016, and giving effect to its estimated cash flow from operation of its existing properties until their sale, the Company expects Gyrodyne, LLC would have a cash balance of approximately $46.6 million inclusive of the net proceeds from the rights offering at the end of December 31, 2016. Such cash would equate to future post-merger liquidating distribution of $31.41 per share based on the post merged surviving company, Gyrodyne LLC, having 1,482,680 common shares outstanding. For a further discussion see the supplement to the definitive proxy filed on July 1, 2015 and the definitive proxy filed on July 1, 2014 including the section titled The Estimated Distribution to Shareholders (including Estimated Distribution to holders of Gyrodyne, LLC shares), which is located on pages 67 through 69 inclusive.

Second Quarter 2015 Transaction Summary

The following summarizes our significant transactions and other activity during the three-months ended June 30, 2015.

For a discussion of the Management Services Arrangement see Footnote 5, Principles of Consolidation.

Under the aforementioned agreement, the Company received management fees excluding reimbursement of costs for the three-month period ending June 30, 2015 of $92,275 and earned interest income on its debt facilities to GSD of $225,854.

Dividend Note

On June 15, 2015, the third semi-annual interest payment on the Dividend Note was paid in kind in the form of uncertificated interests in a subordinated global note due June 30, 2017 in the principal amount of $403,750 that otherwise is identical to the Dividend Note other than as to the initial semi-annual interest payment date thereunder. (See Footnote 9, Notes Payable)

Investments

During the three months ended June 30, 2015, the Company continued to hold investments in hybrid mortgage backed securities with AA and AAA ratings fully guaranteed by US government agencies (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation). The Company received principal payments during the three months ended June 30, 2015 of $240,298 from these investments. The portfolio is currently generating a yield of approximately 2%.

Leasing

During the three months ended June 30, 2015, the Company executed three lease renewals encompassing approximately 3,000 square feet, and approximately $93,000 in annual revenue. Furthermore, one tenant expanded their square-footage commitment comprising an additional 1,190 square feet and $36,000 in annual revenue. The Company did not have any new leases. The Company realized an increase in net deferred revenue of $154,929 between March 31, 2015 and June 30, 2015.

The lease extensions signed during the three months ended June 30, 2015 included approximately $3,000 in tenant allowances, but did not include any rent abatements. In addition, the company provided approximately $94,000 in tenant allowances in exchange for a $652,000 of total rent commitments related to the aforementioned expansion. The Company did not incur any lease commissions during the second quarter ended June 30, 2015.

Lease terminations/defaults

There was one termination during the three month period ended June 30, 2015, comprising approximately 900 square feet and approximately $10,000 in annual revenue.

The continued economic volatility for small businesses and medical practices has impacted property management firms, including the Company’s ability to renew leases at comparable rates if at all, without providing either rent abatements or comparable other lease incentives. Rental revenues, prior to reclassifying to discontinued operations, were $1,111,141 and $1,110,481 for the three months ended June 30, 2015, and March 31, 2015, respectively, a quarter over quarter increase of $660. Although the Company successfully avoided significant portfolio wide rental revenue degradation, the company sees continuing challenges to maintain both rental rates and occupancy during the slow economic recovery. The below table reflects the Company’s rental revenue at its industrial park vs. the combined rental revenue of its medical parks and the related occupancy rate and effective rental rate of each.

	Three Months Ended
	March 31, 2015	June 30, 2015
Industrial Park Rental Revenue	$379,119	$381,654
Combined Medical Park Rental Revenue	$731,362	$729,487

Occupancy Rate Industrial Park	69%	69%
Occupancy Rate Combined Medical Parks	84%	84%
Total Occupancy Rate	77%	76%
Average Effective Rental Rate Per Square Foot – Industrial Park	$13.99	$14.15
Effective Rental Rate Per Square Foot- Medical Parks	$23.75	$24.05
Average Total Effective Rental rate per square foot	$19.35	$19.58

Our leasing activity has resulted in total lease commitments as of June 30, 2015 and March 31, 2015 of $15,863,600 and $15,879,000, respectively. There were three renewals during the quarter along with one expansion, with the resulting annual revenue commitment partially offset by one termination during the quarter. During the second quarter the Company did not provide any material tenant incentives beyond approximately $94,000 of tenant improvements associated with an expansion. However, the economy continues to be challenging and, to compete effectively with other local landlords, the Company may offer aggressive tenant improvements in exchange for signing medium and long term lease commitments.

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

Pursuant to the terms of the Management Services Arrangement, the foregoing bonus payments made by the Company will be reimbursed by GSD (See “Management Services Arrangements”). There were no bonus payments made during the three months ended June 30, 2015.

Proxy/Prospectus – Merger with GSD

Following filing with the SEC on October 21, 2013, the Company received comments from the SEC on November 18, 2013. Consequently, the Company proceeded with holding its 2013 annual meeting without seeking authorization for the merger transaction at that time because of NASDAQ rules requiring listed companies to hold an annual meeting not later than twelve months following the fiscal year end. On May 8, 2014, the Company responded to such comments and filed a revised preliminary proxy statement (amendment No. 1) with the SEC. The Company received comments from the SEC on May 29, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 2) with the SEC on June 17, 2014. The Company received comments from the SEC on June 24, 2014 and responded to such comments and filed a revised proxy statement (Amendment No. 3) with the SEC on June 26, 2014. The Company received comments from the SEC on June 26, 2014 and responded to such comments and filed a definitive proxy statement (Amendment No. 4) with the SEC on July 1, 2014. On September 25, 2014, the Company announced the Annual and special meetings will be held coextensively on December 5, 2014 at Flowerfield Celebrations, Mills Pond Road, Saint James, New York 11780, at 11:00 a.m., Eastern Time. The Company was advised by its proxy solicitor, MacKenzie Partners, that approximately 45% of the outstanding shares voted and approximately 97% of such shares voted in favor of the merger.  Despite the overwhelming percentage of votes in favor of the merger not enough shares have been voted to reach the two-thirds majority needed under New York law.  Accordingly, on November 4, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, was further postponed. The Company announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders will be asked to authorize the previously announced merger of the Company and GSD with and into Gyrodyne LLC will be held on August 20, 2015. At the special meeting, the Company will ask the shareholders of the record date to authorize the plan of merger. As further discussed above under the “Strategic Process” heading, on March 6, 2015, the Company filed a registration statement on Form S-1 with the SEC, for a rights offering to Gyrodyne’s existing shareholders. On April 10, 2015 and May 15, 2015, the Company filed amendments to the registration statement to replace the financial statements and related financial information in the original filing of the registration statement with the updated financial statements as of and for the year ended December 31, 2014 and as of and for the quarter ended March 31, 2015, respectively and other updated financial information related thereto. Gyrodyne commenced the rights offering to facilitate the vote of two-thirds of the outstanding shares needed under New York law to approve the previously announced proposed merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into Gyrodyne, LLC, as well as raise equity capital in a timely and cost-effective manner while providing all of Gyrodyne’s shareholders the opportunity to participate.

On April 27, 2015, the Company announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering would be $2.75 per share. In the rights offering, Gyrodyne distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

On June 17, 2015, the Company closed the rights offering and on June 22, 2015 the Company announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each oversubscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,624,324 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $491,731).

On June 22, 2015, the Company announced the results of the rights offering which expired at 5:00 pm NYC time on June 17, 2015. The Company also announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders will be asked to authorize the previously announced merger of the Company and GSD with and into Gyrodyne LLC will be held on August 20, 2015. The Board of Directors established the close of business on June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, which will begin at 11:00 a.m. eastern time and take place at Flowerfield Celebrations, Mills Pond Road, St James, NY 11780. On July1, 2015 the Company filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement / prospectus.

Sale of real estate/Discontinued operations

The Company and Gyrodyne Special Distribution LLC, its consolidated Variable Interest Entity, periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. During the second quarter of 2014, the Company’s board of directors approved the hiring of real estate brokers to facilitate the sale of the Cortlandt Manor Medical Center and Fairfax Medical Center. The Company expected to complete the sale of these properties within one year. Accordingly, as of April 1, 2014, all of the assets and liabilities that relate to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements.

The Company has not sold the Cortlandt Manor and Fairfax properties. In early 2015, the Company became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Company, members of the Company’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. The defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believes that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore had reclassified them to operating assets and liabilities and continuing operations and did not report discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

In June 2015, the Company entered into a stipulation with the plaintiff, subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, as of June 30, 2015, all of the assets and liabilities that relate to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were again reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly report.

The Company and its advisors continue to analyze potential options in the best interests of the Company and its shareholders, which may include enhancements designed to facilitate the ability to complete the merger transaction.

Subsequent Events

Leasing- Subsequent to June 30, 2015, the Company signed one new lease and one lease extension encompassing approximately 6,800 square feet and approximately $127,000 in annual revenue. There was one termination of approximately 1,000 square feet and approximately $16,000 in annual revenue.

Shareholder Rights Plan – On August 4, 2015, the board of directors of the Company authorized amendment No. 2 to its shareholder rights agreement dated as of August 10, 2004 (the “Rights Agreement”) as amended (amendment No. 1) on August 8, 2014 which extended the expiration of the rights pursuant to the Rights Agreement from August 11, 2014 to August 11, 2015. Amendment No. 2 extends the expiration of the rights pursuant to the Rights Agreement from August 11, 2015 to August 11, 2016. The amendment is not in response to any acquisition proposal and no other amendments were authorized to be made to the Rights Agreement.

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

Principles of consolidation - The accompanying condensed consolidated financial statements include the accounts of Gyrodyne Company of America, Inc. and all majority owned subsidiaries.

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

The Company's consolidated VIE, GSD, was determined to be a VIE primarily because the Company has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits of the entity. The VIE owns all of the real estate that was previously owned by the Company prior to the distribution of ownership interests in GSD. The VIE holds mortgage obligations payable to a wholly-owned subsidiary of the Company of $12,399,645 and $12,889,463 as of June 30, 2015 and December 31, 2014, respectively. As previously discussed in the Company’s Annual Report filed on form 10-K, the estimated fair value of the real estate net of its mortgage obligations and other direct liabilities was $30,685,000 on December 30, 2013. At June 30, 2015 and December 31, 2014, the net book value of GSD was approximately $14,332,862 and $15,805,548, respectively. The VIE is essentially being managed and operated by the Company where the Company is the primary obligor for liabilities incurred on behalf of the VIE. As a result, the Company could be held liable for current and future obligations of the VIE, and in turn it would be the Company’s obligation to seek reimbursement from the VIE.

Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method. Investment interests in excess of 5% in limited partnerships are accounted for under the equity method. All consolidated subsidiaries are wholly owned. All inter-company balances and transactions have been eliminated. With the exception of the investment in the Grove, which has a carrying value of $0, there were no investments accounted for under the equity method as of June 30, 2015 and December 31, 2014.

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

The Company has not sold the Cortlandt Manor and Fairfax properties. In addition, in early 2015, the Company became aware that various aspects of the plaintiff’s claims in a putative class action lawsuit against the Company, members of the Company’s board of directors, GSD and Gyrodyne, LLC were interfering with the aforementioned proposed sale of such properties. As stated below under “Item 3. Legal Proceedings--Putative Class Action Lawsuit”, the defendants believe the lawsuit is without merit. The Company will vigorously defend such action and take steps to seek to eliminate the issues created by the pending action that are impeding the sale. The Company believes that the issues will be resolved in the Company’s favor and that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believed that as of December 31, 2014, it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore has reclassified them to operating assets and liabilities and continuing operations and is not reporting discontinued operations for the year ended December 31, 2014 or for the three months ended March 31, 2015.

In June 2015, the Company entered into a stipulation with the plaintiff, subsequently approved by the Supreme Court of New York State, County of Suffolk, in July 2015, that removed the factors interfering with the aforementioned proposed sale of such properties. Accordingly, as of June 30, 2015, all of the assets and liabilities that relate to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as assets held for sale, and liabilities held for sale, respectively. Additionally, all of the operations related to the Cortlandt Manor Medical Center and the Fairfax Medical Center were reported as discontinued operations, and were reported as such in the unaudited consolidated financial statements. The prior period assets and liabilities and operations related to these entities were recast as assets and liabilities held for sale, and discontinued operations retroactively for all periods presented on the Company’s quarterly report.

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

The supplement to the definitive proxy filed on July 1, 2015 and the definitive proxy statement/prospectus filed on July 1, 2014 includes a merger and plan of liquidation. If the shareholders approve the merger/plan of liquidation, then the Company will be required to adopt the Liquidation Basis of Accounting. Financial statements prepared using the liquidation basis of accounting are required to present real estate assets at the amount of the expected cash proceeds from liquidation.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 compared with the Three Months Ended June 30, 2014.

Rental revenues are comprised solely of rental income and amounted to $565,505 and $572,783 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $7,278 or 1%. The reduction in revenue was attributable to one termination at the Port Jefferson Professional Park resulting in a decrease in revenue of approximately $8,000, comprising approximately 2,100 square feet and approximately $62,000 in annual revenue. The revenue at the Flowerfield Industrial Park was approximately flat with the revenue reported for the three months ended June 30, 2014.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $57,848 and $62,216 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $4,368 or approximately 7%. The tenant reimbursement decrease was mainly attributable to the decrease in tenant reimbursements at the Port Jefferson Professional Park of approximately $3,800, mainly due to the drop in occupancy.

Rental expenses for the three months ended June 30, 2015 and 2014 were $368,825 and $345,525, respectively, an increase of $23,300 or 7%. Approximately $25,000 of the increase was due to an increase in grounds maintenance at the Port Jefferson Professional Park which was offset by a reduction across various expenses. The increase in such costs was attributable to parking lot paving to address damage following the 2015 snow storms.

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $621,991 and $579,616, respectively, an increase of $42,375 or approximately 7%. The major contributing factor to the increase was the increase in insurance premiums of approximately $48,000, most of which was a result of an increase in the Directors and Officers liability insurance.

Strategic alternative expenses for the three months ended June 30, 2015 and 2014 were $306,058 and $534,799, respectively, a decrease of $228,741 or approximately 43%. This decrease was mainly attributable to the savings in fees related to the preparation of the definitive proxy statement filed on July 1, 2014 with the SEC offset by the current period’s fees to prepare the proxy supplement and other expenses related to the merger. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the amended proxy prospectus filed on July 1, 2014 and the supplement to the proxy filed on July 1, 2015. The merger is being voted on at a special shareholder meeting scheduled for August 20, 2015.

Depreciation expense for the three months ended June 30, 2015 and 2014 was $82,582 and $80,787, respectively, an increase of $1,795 or 2%.

Impairment charges for the three months ended June 30, 2014 were $200,000. There were no impairment charges during the period ended June 30, 2015.

Insurance claim recoveries in excess of cost for the three months ended June 30, 3015 were $7,459. The Company had no insured costs net of recoveries for the three months ended June 30, 2014. The Company incurred weather related damages in early 2015 that was covered under its insurance policy.

Interest income was $28,651 and $22,092 for the three months ended June 30, 2015 and 2014, respectively, an increase of $6,559. The increase is mainly attributable to the increase in its investments in mortgage backed securities.

Interest expense for the three months ended June 30, 2015 and 2014 was $220,006 and $201,808, respectively, an increase of $18,198. The increase in interest expense is the result of the Company’s issuance on June 2014 and December 2014 of notes to satisfy the Company’s semi-annual interest obligations (5% annual rate) on the global dividend notes.

Net loss before provision for income taxes was $939,999 and $1,285,444, for the three months ended June 30, 2015 and 2014, respectively. The primary factors driving the decrease in loss was the decrease in strategic alternative expenses of $228,741, supplemented by the $200,000 impairment charge in 2014 and offset by remaining items discussed above.

The provision for income taxes for the three months ended June 30, 2015 was $48,400. The Company did not have a benefit or provision for income tax for the three months ended June 30, 2014.

The Company is reporting a net loss from continuing operations of $988,399 and $1,285,444 for the three months ended June 30, 2015 and 2014, respectively. The primary factors driving the decrease in loss was the decrease in strategic alternative expenses of $228,741 and the impairment charge of $200,000 in 2014, offset by the remaining items discussed above.

The Company is reporting net income from discontinued operations of $142,339 and $135,176, for the three months ended June 30, 2015, and 2014, respectively. The increase in net income from discontinued operations is mainly attributable to an increase in the occupancy rate at the Cortland Manor Medical center to 100% at the end of June 2015 compared to 87% at June 2014.

The Company is reporting a net loss of $846,060 and $1,150,268 for the three months ended June 30, 2015 and 2014, respectively. The primary factors driving the decrease in loss were the decrease in the strategic alternative expenses of $228,741 and the $200,000 impairment charge in 2014, offset by the remaining items discussed above.

The net loss from the noncontrolling interest was $771,094 and $1,096,383 for the three months ended June 30, 2015 and 2014, respectively. The noncontrolling interest is comprised of Gyrodyne Special Distribution LLC which represents the noncash portion of the first special dividend in 2013.

The net loss attributable to Gyrodyne Company of America for the three months ended June 30, 2015 and 2014 was $74,966 and $53,885, respectively.

Six Months Ended June 30, 2015 compared with the Six Months Ended June 30, 2014.

Rental revenues are comprised solely of rental income and amounted to $1,128,484 and $1,184,742 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $56,258 or 5%. The Flowerfield Industrial Park and the Port Jefferson Professional Park experienced a reduction in revenue of $48,203 and $8,055, respectively. The reduction in revenue was mainly driven by two tenants at the Flowerfield Industrial Park. The first tenant, Stony Brook University, terminated two of its four leases effective March 31, 2014, comprising approximately 9,000 square feet and approximately $135,000 in annual revenue. The second tenant terminated two leases in 2014 (one effective February 2014 and the second effective September 2014) comprising 7,340 square feet and approximately $100,000 in revenue. In addition, there were two lease defaults at the Flowerfield Industrial Park comprising 7,000 square feet and approximately $87,000. The Flowerfield Industrial Park occupancy rate at June 30, 2015 is 69% compared to approximately 74% at June 30, 2014. Furthermore, we are continuing to work with the University on solutions to their real estate demands and believe that a portion of our available vacant space may meet some of their future needs. The Port Jefferson Professional Park experienced a reduction in revenue of approximately $8,055 from one lease termination in February 2015 comprising 2,100 and approximately $62,000 in annual revenue partially offset by net lease expansions in the second half of 2015. The net impact of the leasing activity was a reduction in occupancy rate to 66% at June 30, 2015 compared to 73% at June 30, 2014.

Tenant reimbursements represent expenses negotiated, managed and incurred directly by the Company on behalf of or for the benefit of the tenants. Tenant reimbursements were $150,239 and $178,862 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $28,623 or approximately 16%. The tenant reimbursement decrease was mainly attributable to the reduction in occupancy rates at both the Flowerfield Industrial Park and the Port Jefferson Professional Park which resulted in a reduction in tenant reimbursements of $28,012 and $611, respectively.

Rental expenses for the six months ended June 30, 2015 and 2014 were $783,568 and $766,122, respectively, an increase of $17,446 or 2%. Approximately $44,000 of the increase was due to an increase in maintenance expenses mainly due to parking lot repairs from the 2015 snow storms offset by utility savings of approximately $24,000.

General and administrative expenses for the six months ended June 30, 2015 and 2014 were $1,265,500 and $1,150,366, respectively, an increase of $115,134 or approximately 10%. The major contributing factor was the increase in insurance costs of $100,216 which was mainly due to an increase in Directors and Officers liability insurance. Following extended discussions with our insurance broker carriers, the renewal effective July 1, 2015 will result in an annual reduction in premiums of approximately $80,000. The remaining difference is mainly the increase in pension expense of approximately $35,000 and an increase in compensation and benefits of approximately $25,000, both of which were offset by a reduction in bad debt expense of $49,000 following changes to our credit and collection process which has resulted in a net reduction in our allowance for bad debt during 2015 of approximately $10,000. This change was supplemented by a 2014 bad debt expense related to two evictions at the Flowerfield Industrial Park totaling $27,000.

Strategic alternative expenses for the six months ended June 30, 2015 and 2014 were $505,933 and $872,541, respectively, a decrease of $366,608 or approximately 42%. This decrease is mainly attributable to the fees related to the preparation of the definitive proxy statement filed on July 1, 2014 with the SEC offset by ongoing strategic costs, inclusive of litigation related costs, including the preparation and filing of a supplement to the definitive proxy statement in 2015. The Company’s transaction fees are mainly comprised of fees for counsel, financial advisors and other professional consultants to pursue the proposed merger /tax plan of liquidation which is further discussed in the definitive proxy prospectus filed on July 1, 2014 and the supplement to the definitive proxy prospectus filed on July 1, 2015.

Depreciation expense for the six months ended June 30, 2015 and 2014 was $162,523 and $161,999, an increase of $524.

Impairment charges for the six months ended June 30, 2014 was $200,000. There was no impairment charge during the same period of 2015.

Insurance claim recoveries in excess of cost for the six months ended June 30, 3015 were $7,459. The Company had no insured costs net of recoveries for the six months ended June 30, 2014. The Company incurred weather related damages in early 2015 that were covered under its insurance policy.

Interest income was $59,185 and $45,924 for the six months ended June 30, 2015 and 2014, respectively, an increase of $13,261. The increase is mainly attributable to the additional investments totaling $1,291,900 made during the second quarter of 2014, thereby generating additional interest income at approximately the same yield as its original investments.

Interest expense for the six months ended June 30, 2015 and 2014 was $439,171 and $336,346, respectively, an increase of $102,825. The increase in interest expense is the result of the Company’s issuance of subordinated global notes (payable in kind) in June 2014, December 2014 and June 2015 to pay the interest expense on the Global Dividend Note, payable in kind in the amount of $16,150,000, which is bearing interest at 5% payable semiannually (“Cash” or “PIK”).

Net loss before income taxes was $1,811,328 and $2,077,846, for the six months ended June 30, 2015 and 2014, respectively. The primary factors driving the decrease in loss was the decrease in impairment charges of $200,000 and the decrease in strategic alternative expenses of $366,608, offset by the by the net remaining items discussed above.

The provision for income taxes for the six months ended June 30, 2015 is $70,500, all of which relate to its taxable REIT subsidiary’s taxable income from managing GSD. The Company did not have a benefit or provision for income taxes for the six months ended June 30, 2014.

The Company is reporting a net loss from continuing operations of $1,881,828 and $2,077,846 for the six months ended June 30, 2015 and 2014, respectively. The primary factors driving the decrease in loss was the decrease in impairment charges of $200,000 and the decrease in strategic alternative expenses of $366,608, offset by the net remaining items discussed above.

The Company is reporting net income from discontinued operations of $271,251 and $255,920, for the six months ended June 30, 2015, and 2014, respectively. The increase in net income from discontinued operations is mainly attributable to an increase in the occupancy rate to at the Cortlandt Manor Medical Center to 100% from 87% at June 30, 2014.

The Company is reporting a net loss of $1,610,577 and $1,821,926 for the six months ended June 30, 2015 and 2014, respectively. The primary factors driving the decrease in loss was the decrease in impairment charges of $200,000 and the decrease in strategic alternative expenses of $366,608, offset by the net remaining items discussed above.

The net loss from the noncontrolling interest for the six months ended June 30, 2015 and 2014 was $1,472,686 and $1,780,113, respectively. The noncontrolling interest is comprised of Gyrodyne Special Distribution LLC which represents the noncash portion of the first special dividend in 2013.

The net loss attributable to Gyrodyne Company of America for the six months ended June 30, 2015 and 2014 was $137,891 and $41,813, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Variable Interest Entities

On December 30, 2013, the Company distributed Gyrodyne Special Distribution LLC (GSD) directly to the Company’s shareholders with the Company retaining a management interest. Pursuant to the limited liability company agreement of GSD, the Company has unilateral control over the management of GSD including the ability to sell GSD or its assets, sign leases, make capital improvements and pursue the rezoning effort on the Flowerfield Industrial Park and its undeveloped land. In addition, the Company is providing GSD with a financing facility of up to $7.0 million. GSD does not have any working capital or management to support its operations, and therefore relies 100% on the services and working capital of the Company to manage and finance the operations of GSD.

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

The Company has consolidated GSD’s financial statements with the Company’s because the Company is considered to be the primary beneficiary of GSD. The Company does not have any other variable interest entities. The consolidated variable interest entity assets and liabilities at June 30, 2015 were $33,665,518 and 19,332,656, respectively, as compared to their respective December 31, 2014 balances of $33,763,279 and 17,957,731, respectively. The Company monitors the credit quality of the mortgage obligations of GSD which are securitized by the underlying related medical properties each of which resides in a single asset LLC. The discussion of the liquidity and capital resources is on a consolidated basis including the variable interest entity, GSD.

For a discussion on the Management Services Arrangement see Footnote 5, Principles of Consolidation.

Cash Flows: As we pursue strategic alternatives, we believe that a main focus of management is to effectively manage our balance sheet through cash flow management of our tenant leases, maintaining or improving occupancy, and pursuing and recycling capital.

We generally finance our operations and acquisitions through cash on hand. On November 3, 2014, the Company announced that the Company’s special meeting originally scheduled for August 14, 2014 and previously postponed to August 27, 2014 and then again to December 5, 2014, has been further postponed until the third quarter of 2015. The Company announced on June 22, 2015 that its previously postponed special meeting of shareholders at which shareholders will be asked to authorize the previously announced merger of the Company and GSD with and into Gyrodyne LLC will be held on August 20, 2015. The Board of Directors established the close of business on June 29, 2015 as the record date for determining shareholders entitled to receive notice of and vote at the special meeting, which will begin at 11:00 a.m. eastern time and take place at Flowerfield Celebrations, Mills Pond Road, St James, NY 11780. On July 1, 2015 the Company filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement / prospectus. At the special meeting, the Company will ask the shareholders of the record date to authorize the plan of merger and the transactions contemplated thereby, including the merger of Gyrodyne and Gyrodyne Special Distribution, LLC with and into a limited liability company, Gyrodyne, LLC.

The Company filed definitive proxy materials with the SEC on July 1, 2014, which included a plan of liquidation via a downstream merger into Gyrodyne, LLC (a newly formed wholly-owned subsidiary) which will be owned post-merger by the former shareholders of Gyrodyne, shareholders of GSD and interest holders of dividend notes. On July 1, 2015 the Company filed a supplement to the proxy statement/prospectus dated July 1, 2014 to provide supplemental information to the proxy statement prospectus and should be read in conjunction with the proxy statement / prospectus. If the shareholders approve the proposed merger, the Company will be reporting under the Liquidation Basis of Accounting and expects to complete the sale of its assets and related distributions to shareholders by December 31, 2016.

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

The Company conducted the rights offering because it provided our shareholders the opportunity to participate in an offering of our shares on a pro rata basis and without diluting their ownership interest in our Company. The proceeds of the rights offering provided Gyrodyne with additional liquidity as we pursue an orderly liquidation of the properties currently owned by GSD and managed by Gyrodyne.

Gyrodyne affected the rights offering through the distribution of non-transferable subscription rights to purchase shares of Gyrodyne’s common stock at a subscription price of $2.75 per share and subject to certain aggregate ownership limitations. The rights offering also included an over-subscription privilege, which entitled each rights holder that exercised its basic subscription privilege in full, the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.

On April 27, 2015, the Company announced that it had set May 6, 2015 as the record date for its previously announced rights offering, and that the subscription price for the rights offering was $2.75 per share. In the rights offering, Gyrodyne distributed, at no charge, to shareholders as of the record date non-transferable subscription rights to purchase, on a three-for-two basis, up to an aggregate of 2,224,020 shares of Gyrodyne common stock.

On June 17, 2015, the Company closed the rights offering and on June 22, 2015 the Company announced that it received subscriptions for approximately 7,044,894 shares, greatly exceeding the maximum shares offered of 2,224,020. Shareholders were allocated 100% of their basic subscriptions. Based on the maximum 2,224,020 shares that were issuable in the rights offering, 1,214,644 shares were allocated to shareholders who properly exercised their oversubscription privilege, pro rata in proportion to the aggregate number of shares subscribed for under the over-subscription privilege, or 20.12499% of each oversubscriber’s requested shares. The rights offering resulted in 2,224,020 common shares issued on June 26, 2015 and net proceeds received (after expenses) of $5,624,324 (Gross proceeds of $6,116,055 less direct expenses of the rights offering of $491,731).

As of June 30, 2015, the Company had cash and cash equivalents totaling approximately $8.0 million and investments in U.S. guaranteed hybrid mortgage backed securities of approximately $5.5 million. The Company anticipates that the combination of its current cash balance and cash flow from continuing operations will be adequate to fund business operations and the pursuit of the merger/tax plan of liquidation over the next twelve months. The proposed merger requires the approval by holders of 2/3 of all outstanding shares. The Company believes that the merger will preserve the tax benefits from distributions under a tax plan of liquidation and simultaneously mitigate potential information reporting penalties from any failure to achieve a tax liquidation in the 2 year period ending September 2015.   The Company has approximately $13.5 million comprised of cash and investments in mortgage backed securities which will be partially used to fund the strategic alternative expenses in pursuit of the merger/tax plan of liquidation. The Company estimated and reported in the supplement to the definitive proxy statement/prospectus filed on July 1, 2015, under the heading “Estimated Cash Proceeds and Outlays: Indicated Distribution Range” total gross cash proceeds from the sale of its assets of approximately $45.5 million. Based on the Company’s current cash balance and the above forecast, the Company estimates distributable cash stemming from the liquidation of the Company of approximately $46.6 million inclusive of the net proceeds from the rights offering.

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

Net cash used in operating activities were $(1,775,813) and $(4,853,421) during the six months ended June 30, 2015 and 2014, respectively. The underlying factors that impact working capital and therefore cash flows from operations are the timing of collections of rents and related tenant reimbursements and the payment of operating, general and administrative expenses and strategic alternative expenses. The cash used in the current period was primarily attributable to the payment of deferred taxes of $692,500, pension contributions $183,500 and strategic costs of $505,933. We are anticipating funding between approximately $750,000 and $1.9 million to settle the remaining obligations of the pension plan. The funding amounts plus the unrecognized pension expense in Other Comprehensive Loss of $1,517,245 are expected to be recognized as an expense during 2015. The cash used in the prior period was primarily related to the payment of $2,850,199 incentive compensation payments to the board of directors and a former director that became payable on December 30, 2013, the payment date of the cash portion of the first special dividend of $68 million. In addition, the company paid approximately $970,000 to Rothschild in full satisfaction of its obligations under the contract with the Company.

Net cash provided by (used in) investing activities was $135,636 and $(1,848,423) during the six months ended June 30, 2015 and 2014, respectively. Cash provided by investing activities in the current period was primarily related to the receipt of principal repayments of $452,813 on the investment made in 2012 and 2014 partially offset by capital improvements to its real estate portfolio of $258,942 supplemented by land development costs of $58,235. The cash used in investing activities in the prior period was primarily the additional investments in mortgage backed securities totaling $1,491,900 less principal payments received on total investments of 227,612. Additional investments were comprised of $509,986 in capital improvements to its real estate portfolio supplemented by land development costs of $74,149.

The cash provided by financing activities in the current period of $5,624,324 reflects the net proceeds from the rights offering which closed on June 17, 2015. There was no cash provided by or used in financing activities in the prior period.

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit crisis” spread to the broader commercial credit markets and has reduced the availability of financing. During 2013 interest rates on residential and commercial mortgages began to show signs of rising; however volatility in the economic recovery has generated mixed signals on when long term rates will settle on an upward trajectory and in recent months have actually reversed direction. The inability for the economy to rebound from the prior recession reflecting the fragile underpinnings of the economy, combined with the impact of the Healthcare Legislation has resulted in an extensive reduction in occupancy rates and related rental rates across residential, commercial and medical office properties. In certain cases the Company has addressed these challenges to date through various tenant incentives which resulted in the Company’s current market rents and related occupancy rates.

The Company has invested in medical office buildings, an asset class that has been facing challenges, partially attributable to the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (together, the “Healthcare Legislation”). If the conditions triggered by the healthcare legislation continue, our portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.   The Company experienced a reduction in lease commitments to $15.9 million at June 30, 2015 compared to $16.6 million at December 31, 2014. The reduction was mainly due to a limited number of new leases during the first half of 2015. The Company continues to face a competitive leasing environment which may adversely impact its ability to grow its lease commitments.

LIMITED PARTNERSHIP INVESTMENT

All references to Gyrodyne in the below paragraph refer to Flowerfield Properties, Inc., the taxable REIT subsidiary.

The Company has maintained an interest in the Grove, which originally represented a 20% limited partnership interest in the Grove. The Grove owned a 3,700+ acre citrus grove located in Palm Beach County, Florida (the “Grove Property”), which remains subject of a plan for mixed-use development. Based on four subsequent capital raises through 2009, in which the Company chose not to participate, the Company’s share was diluted to approximately 9.99% as of December 31, 2010, and was subsequently diluted to 9.32% as of December 31, 2013. During 2014, certain partners voluntarily forfeited their limited partnership interest back to the partnership, resulting in an increase in Gyrodyne’s partnership interest to 10.12%. On March 18, 2011, the Grove’s lender, Prudential Industrial Properties, LLC ("Prudential"), commenced a foreclosure action against the Grove by filing a complaint in the Circuit Court of Palm Beach County to foreclose upon the Grove property, alleging that the Grove had defaulted on its loan from Prudential and that the Grove was indebted to Prudential in the amount of over $37 million in principal and over $8 million in interest and fees. On September 19, 2013, the Grove was sold, the foreclosure lawsuit was dismissed and the Grove’s debt to Prudential was repaid. The investment is held in a taxable REIT subsidiary of the Company with $0 value and the Company had a $1,315,000 deferred tax liability as of December 31, 2013, related to the Grove, which represents taxable losses not yet recorded pursuant to the equity method of accounting. Mainly as a result of the sale, Gyrodyne recognized a tax gain that triggered approximately $618,000 of deferred taxes becoming currently due in 2015. The remaining deferred taxes of approximately $697,000 were recognized as a tax benefit in 2014. Gyrodyne did not receive any distribution in connection with the sale. Under the agreement with the purchaser, the Grove may receive additional payments if certain development benchmarks are achieved by the purchaser. Gyrodyne cannot predict whether these benchmarks will be achieved or as to the timing or amount of any further distributions by Grove.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (Subordinated Global Dividend notes for principal and semi-annual interest)	$17,936,960	-	$17,936,960	-	-
Operating lease obligations	$8,799	$2,933	$5,866	-	-
Total	$17,945,759	$2,933	$17,942,826	-	-

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

The following table provides the reconciliation of net income to FFO and AFFO for the periods ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss)	$(846,060)	$(1,150,268)	$(1,610,577)	$(1,821,926)
Depreciation and amortization
From continuing operations	82,582	80,787	162,523	161,999
From discontinued operations	169,486	160,873	340,150	320,554
Total Depreciation and amortization	252,068	241,660	502,673	482,553
Amortization of capitalized leasing costs	21,037	24,713	42,300	45,491
Impairment charges	-	200,000	-	200,000
Funds from Operations (“FFO”)	$(572,955)	$(683,895)	$(1,065,604)	$(1,093,882)
Company adjustments to FFO
Costs to pursue strategic alternatives	306,058	534,799	505,933	872,541
Dividend note interest	220,006	201,808	439,171	336,346
Amortization of dividend origination costs	6,903	2,278	13,318	3,919
Tax expense relating to managing GSD	48,400	-	70,500	-
Pension expense recognized and associated with the decision to freeze benefits and terminate the pension plan	24,962	7,469	49,924	14,938
Company adjusted Funds from Operations (“AFFO”)	$33,374	62,459	13,242	$133,862
Per share amounts – basic and diluted
Net loss	$(0.54)	$(0.78)	$(1.05)	$(1.23)
FFO	$(0.36)	$(0.46)	$(0.70)	$(0.74)
AFFO	$0.02	$.04	$0.01	$0.09

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company places its temporary cash investments with high credit quality financial institutions. Certain financial instruments could potentially subject the Company to concentrations of credit risk, such as cash equivalents and longer-term investments. The Company maintains bank account balances, which exceed FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2015. As of June 30, 2015, the Company’s investment is in conforming agency fixed rate mortgage pass through securities (“mortgage-backed securities”), having either AA or AAA ratings, the principal of which is fully guaranteed by agencies of the U.S. Government.

The Company believes there have been no significant changes in market risk from that disclosed in the Company's Report on Form 10-K for the twelve months ended December 31, 2014.

Item 4. Controls and Procedures.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

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

During the first quarter of 2015, the Company became aware that various aspects of the plaintiff’s claims in the Action were interfering with the proposed sale of certain of the Company’s real properties. As stated above, the Defendants believe the lawsuit is without merit. The Company has vigorously defended such action and taken steps to seek to eliminate the issues created by the pending action that are impeding the sale of such properties so that it will be able to liquidate the properties proposed to be sold with no impact to fair value, assuming the market itself does not materially change during the period the Company needs to resolve such issues. As a result of this interference in the sale process, however, the Company believed during the first quarter of 2015 that it no longer met the requirements for such assets and liabilities to qualify as assets and liabilities as held for sale and discontinued operations and therefore did not report discontinued operations for the year ended December 31, 2014 and the three months ended March 31, 2015. In June 2015, the Company entered into a stipulation with the plaintiff which was filed with the Supreme Court of New York, County of Suffolk on July 8, 2015. The Stipulation allows GSD to consummate arms’ length asset sales, provided the plaintiff is given 30 days’ notice of the price and the name of appraiser, and provides for the plaintiff’s agreement not to seek rescission or interfere with the use of proceeds to pay transaction expenses, repay mortgage loans to the Company, repay credit lines to the Company or repay ordinary course obligations. Because the plaintiff agreed in the Stipulation not to seek rescission with respect to any arms’ length asset sales, the Company concluded that the requirements for such assets and liabilities to qualify as assets and liabilities held for sale and discontinued operations are once again met and therefore is reporting discontinued operations for the three and six-months ended June 30, 2015.

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

The $167,530,657 payment concluded the Company’s case commenced in 2006 for just compensation for the 245.5 acres of its Flowerfield property in St. James and Stony Brook, New York (the "Property") taken by the State. The State had paid the Company $26,315,000 for the Property in March 2006, which the Company elected, under New York’s eminent domain law, to treat as an advance payment while it pursued its claim for just compensation. The Court of Claims ruled in the Company’s favor in June 2010 when it awarded the Company $125,000,000, thereby requiring the State to pay an additional $98,685,000 plus statutory interest of nine percent from the date of taking on November 2, 2005 to the date of payment. That Judgment, as well as a related Judgment for costs, disbursements and expenses, was affirmed by the Appellate Division of the Supreme Court of the State of New York for the Second Judicial Department and subsequently by the New York State Court of Appeals.

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

Items 2 through 5 are not applicable to the Company in the three months ended June 30, 2015.

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

GYRODYNE COMPANY OF AMERICA, INC.

Date: August 13, 2015	/s/ Frederick C. Braun III
By Frederick C. Braun III
President and Chief Executive Officer

Date: August 13, 2015	/s/ Gary Fitlin
By Gary Fitlin
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Gyrodyne Company of America, Inc. (1)

3.2	Amended and Restated Bylaws of Gyrodyne Company of America, Inc. (2)

4.1	Form of Stock Certificate of Gyrodyne Company of America, Inc. (3)

4.2	Rights Agreement, dated as of August 10, 2004, by and between Gyrodyne Company of America, Inc. and Registrar and Transfer Company, as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Purchase. (4)

10.1	Amendment Number 1 dated as of January 31, 2013 to the Engagement Agreement dated as of August 8, 2012 between the Company and Rothschild Inc. (5)

10.2	Indemnification Agreement with Directors. (5)

10.3	Indemnification Agreement with Officers (5)

10.4	Employment Agreement with Frederick C. Braun III dated May 15, 2013. (6)

10.5	Employment Agreement with Gary Fitlin dated May 15, 2013. (6)

10.6	Employment Agreement with Peter Pitsiokos dated May 8, 2014. (7)

10.7	Amendment to Engagement Letter with Rothschild Inc. (8)

10.8	Retention Bonus Plan (9)

10.9	Management Services Agreement, dated December 24, 2014, by and between Gyrodyne Company of America, Inc. and Gyrodyne Special Distributions LLC. (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (11)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (11)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on September 5, 2001.

(2)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2008.

(4)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on August 13, 2004.

(5)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2013.

(6)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013.

(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2014.

(8)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on March 18, 2014.

(9)	Incorporated herein by reference to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2014

(10)	Incorporated herein by reference to Form 8-K, filed with the Securities and Exchange Commission on December 30, 2014.

(11)	Filed as part of this report.